Form 10-Q
period 2014-03-31
COUPONS.com Inc
filed 2014-05-08
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36331

Coupons.com Incorporated

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0485123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

400 Logue Avenue, Mountain View, California	94043
(Address of Principal Executive Offices)	(Zip Code)

(650) 605-4600

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 5, 2014, the registrant had 77,524,671 shares of common stock issued.

COUPONS.COM INCORPORATED

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$220,825	$38,972
Accounts receivable, net of allowance for doubtful accounts of $347 and $332 at March 31, 2014 and December 31, 2013, respectively	39,580	42,185
Prefunded coupons cash deposits	1,180	920
Prepaid expenses and other current assets	4,750	3,100
Total current assets	266,335	85,177
Property and equipment, net	29,086	29,942
Intangible assets, net	3,835	1,813
Goodwill	17,864	9,887
Deferred tax assets	975	195
Other assets	3,839	7,222
Total assets	$321,934	$134,236
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,846	$5,589
Accrued compensation and benefits	7,378	13,721
Other current liabilities	16,133	13,699
Prefunded coupons cash obligations	1,180	920
Deferred revenues	6,617	6,751
Debt obligations	7,500	7,500
Debt obligations, related party	15,787	15,577
Total current liabilities	61,441	63,757
Other non-current liabilities	804	1,046
Deferred rent	1,085	1,222
Deferred tax liabilities	975	195
Total liabilities	64,305	66,220
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, $0.00001 par value—no shares authorized, issued and outstanding, and aggregate liquidation preference of $0 at March 31, 2014; 50,437,000 shares authorized and 41,529,721 shares issued and outstanding, and aggregate liquidation preference of $282,990 at December 31,2013	$—	270,262
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at March 31, 2014; no shares authorized, issued or outstanding at December 31, 2013	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized and 77,522,238 shares issued and outstanding at March 31, 2014; 96,000,000 shares authorized and 21,089,300 shares issued and outstanding at December 31, 2013	1	—
Additional paid-in capital	502,307	28,403
Treasury stock, at cost	(61,935)	(61,935)
Accumulated other comprehensive income (loss)	49	37
Accumulated deficit	(182,793)	(168,751)
Total stockholders’ equity (deficit)	257,629	(202,246)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$321,934	$134,236

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$51,501	$36,490
Costs and expenses:
Cost of revenues	20,519	12,801
Sales and marketing	19,511	14,903
Research and development	16,267	10,953
General and administrative	9,050	5,896
Total costs and expenses	65,347	44,553
Loss from operations	(13,846)	(8,063)
Interest expense	(302)	(206)
Other income (expense), net	(138)	29
Loss before benefit from income taxes	(14,286)	(8,240)
Benefit from income taxes	(244)	—
Net loss	$(14,042)	$(8,240)

Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.45)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,535	18,341

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(14,042)	$(8,240)
Other comprehensive income (loss):
Foreign currency translation adjustments	12	(129)
Comprehensive loss	$(14,030)	$(8,369)

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(14,042)	$(8,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,172	1,685
Stock-based compensation	14,592	1,486
Accretion of debt discount	56	56
Loss on disposal of property and equipment	—	1
Provision for doubtful accounts	14	50
Benefit from deferred income taxes	(244)	—
Changes in operating assets and liabilities:
Accounts receivable	2,779	(1,512)
Prepaid expenses and other current assets	(1,456)	(1,279)
Accounts payable and other current liabilities	2,317	(1,386)
Accrued compensation and benefits	(6,345)	(4,857)
Deferred revenues	(145)	316
Other	155	148
Net cash provided by (used in) operating activities	853	(13,532)

Cash flows from investing activities:
Purchases of property and equipment	(2,914)	(9,382)
Business acquisition, net of acquired cash	859	—
Purchases of intangible assets	—	1
Net cash used in investing activities	(2,055)	(9,381)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,922	448
Proceeds from initial public offering, net of offering costs	178,539	—
Exercise of warrant	1,610	—
Principal payments on capital lease obligations	(14)	(9)
Net cash provided by financing activities	183,057	439
Effect of exchange rates on cash and cash equivalents	(2)	3
Net increase (decrease) in cash and cash equivalents	181,853	(22,471)
Cash and cash equivalents at beginning of period	38,972	58,395
Cash and cash equivalents at end of period	$220,825	$35,924

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Coupons.com Incorporated (the “Company”) operates a leading digital promotion platform that connects great brands and retailers with consumers. Many brands from leading consumer packaged goods companies (“CPGs”) and grocery, drug and mass merchandise retailers use the Company’s promotion platform to engage consumers at the critical moments when they are choosing which products they will buy and where they will shop. The Company delivers digital coupons, including coupons and coupon codes, through its platform which includes web, mobile and social channels, as well as those of the Company’s CPGs, retailers and its extensive network of publishers. Consumers select coupons by either printing them for physical redemption at retailers or saving them to retailer online accounts for automatic digital redemption. The Company also delivers integrated advertising through its platform.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on March 7, 2014 (“Prospectus”).

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2014.

There have been no changes to our significant accounting policies described in the Prospectus that have had a material impact on our condensed consolidated financial statements and related notes.

Initial Public Offering

In March 2014, the Company completed its initial public offering (“IPO”) in which it issued and sold 12,075,000 shares of common stock at a public offering price of $16.00 per share. The Company received net proceeds of $179.7 million after deducting underwriting discounts and commissions of $13.5 million, but before deducting offering expenses of $5.4 million. In addition, in connection with the IPO:

—	All of the Company’s outstanding redeemable convertible preferred stock converted into 41,580,507 shares of common stock.
—

The Company recognized stock-based compensation expense of $13.1 million during the three months ended March 31, 2014 associated with restricted stock units (“RSUs”). Please see Note 9 (Stock-based Compensation) for further discussion.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.

3. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis is as follows (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$14,920	$—	$—	$14,920
Total	$14,920	$—	$—	$14,920

Included in cash and cash equivalents				$14,920

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$14,918	$—	$—	$14,918
Total	$14,918	$—	$—	$14,918

Included in cash and cash equivalents				$14,918

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets or liabilities.

4. Provision for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$332	$270
Bad debt expense	14	50
Recoveries (write-offs), net	1	(29)
Balance at end of period	$347	$291

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Computer equipment	$14,511	$15,172
Software	28,530	5,294
Furniture and fixtures	1,594	1,611
Leasehold improvements	2,243	2,211
Total	46,878	24,288
Accumulated depreciation and amortization	(19,175)	(17,491)
Projects in process	1,383	23,145
Property and equipment, net	$29,086	$29,942

Depreciation and amortization expense of property and equipment was $2,867,000 and $1,492,000 for the three months ended March 31, 2014 and 2013, respectively.

During the quarter ended March 31, 2014, the Company’s internally developed next generation integrated point of sale digital coupon delivery solution was ready for its intended use and, accordingly, $23,130,000 was reclassified from projects in process to software within property and equipment, net on the accompanying condensed consolidated balance sheets. The Company recognized $1,431,000 amortization expense in cost of revenues related to the capitalized new software platform during the quarter ended March 31, 2014.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Bonus	$1,873	$5,949
Payroll and related expenses	394	1,131
Commissions	2,197	4,297
Vacation	2,914	2,344
Accrued compensation and benefits	$7,378	$13,721

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Legal and professional fees	$2,357	$1,742
Marketing expenses	1,747	1,492
Distribution fees	5,996	5,628
Accrued property and equipment	1,172	1,252
Deferred rent	468	453
Other	4,393	3,132
Other current liabilities	$16,133	$13,699

6. Acquisition of Yub, Inc.

On January 2, 2014, the Company acquired all the outstanding shares of Yub, Inc. (“Yub”), a company that allows consumers to link digital offers and promotions to payment cards for savings when they use the cards for in-store purchases. The total acquisition consideration of $10.1 million, which consisted of 1,000,040 shares of the Company’s common stock, was based on the fair value of the Company’s common stock of $10.05 per share. The acquisition of YUB provides the Company with developed technologies and enhanced workforce. The fair values of identifiable intangible assets were determined using discounted cash flow models. The excess of the consideration paid over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for tax purposes. The goodwill is attributable to expected synergies from combined operations and acquired company’s knowhow.

The following table summarizes the consideration paid and the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Cash	$859
Other assets and (liabilities), net	(1,100)
Intangible assets	2,320
Goodwill	7,971
Total net assets acquired	$10,050

Acquisition related costs of $376,000 were expensed as general and administrative expense in the accompanying condensed consolidated statement of operations. The results of operations of Yub have been included in our condensed consolidated statements of operations from the acquisition date. The pro forma impact of this acquisition on consolidated revenues, loss from operations and net loss was immaterial.

The Company amortizes intangible assets on a straight-line basis over their respective estimated useful lives. The following table presents the details of the identifiable intangible assets acquired in connection with the Yub acquisition (in thousands):

	Amount	Estimated Useful Life (in Years)
Customer relationships	$176	5
Vendor relationships	890	4
Developed technologies	692	5
Domain names	487	5
Patents	75	5
Total identifiable intangible assets	$2,320

7. Goodwill and Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The changes in the carrying value of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2013	$9,887
Acquisition of Yub	7,971
Foreign currency translation	6
Balance as of March 31, 2014	$17,864

Intangible assets consist of the following (in thousands):

	March 31, 2014 Gross	Accumulated Amortization	Foreign Currency Translation	March 31, 2014 Net	Weighted Average Amortization Period (Years)
Domain names	$3,125	$(2,455)	$—	$670	4
Patents	975	(495)	—	480	7
Customer relationships	2,228	(1,325)	57	960	3
Vendor relationships	890	(56)	—	834	4
Developed Technologies	1,288	(471)	—	817	4
Trade names	167	(99)	6	74	2
	$8,673	$(4,901)	$63	$3,835	4

	December 31, 2013 Gross	Accumulated Amortization	Foreign Currency Translation	December 31, 2013 Net	Weighted Average Amortization Period (Years)
Domain names	$2,638	$(2,376)	$—	$262	1
Patents	900	(470)	—	430	7
Customer relationships	2,052	(1,239)	51	864	3
Developed Technologies	596	(420)	—	176	3
Trade names	167	(91)	5	81	3
	$6,353	$(4,596)	$56	$1,813	4

Amortization expense related to intangible assets subject to amortization was $305,000 and $193,000 for the three months ended March 31, 2014 and 2013, respectively. Estimated future amortization expense of intangible assets as of March 31, 2014 is as follows (in thousands):

Total
2014, remaining nine months	$877
2015	1,028
2016	910
2017	555
2018	321
2019 and beyond	144
Total estimated amortization expense	$3,835

8. Debt Obligations

2013 Credit and Security Agreement

In September 2013, the Company entered into an agreement with a commercial bank to establish an accounts receivable based revolving line of credit. The maximum amount available for borrowing under the revolving credit facility is the lesser of $25,000,000 (which can be increased to $30,000,000 if certain conditions are met) or an amount equal to 85% of certain eligible accounts, which excludes accounts that are over 60 days outstanding from the original due date. The revolving line of credit has a maturity date of September 30, 2016 and may be repaid and redrawn at any time prior to the maturity date. Interest is charged at a floating interest rate based on the daily three month LIBOR, plus a 2.75% applicable margin. Interest was 3.0% at March 31, 2014. The Company is also required to pay a commitment fee on the unused portion of the revolving credit facility equal to 0.25% per annum. As of March 31, 2014 and December 31, 2013, $7,500,000 was outstanding under the revolving line of credit. The revolving credit facility is secured by substantially all of the Company’s assets, and is subject to certain financial and non-financial covenants, including financial reporting at certain specified intervals. As of March 31, 2014, the Company was in compliance with the financial and non-financial covenants under the credit and security agreement.

2012 Note Payable, Related Party

In October 2012, the Company borrowed $15,000,000 from one of its stockholders by entering into a subordinated note arrangement. The note is subordinated to other senior debt. The note has a stated interest rate of 4.00% per annum, and the principal and accrued interest are due in a lump-sum payment on October 5, 2014. Accrued interest related to the related party debt obligation is included in debt obligations, related party on the accompanying condensed consolidated balance sheets.

In connection with the note, the Company issued a warrant to purchase 400,000 shares of Company’s common stock at an exercise price of $4.03 per share. In February 2014, the warrant to purchase 400,000 shares of common stock was exercised.

9. Stock-based Compensation

2013 Equity Incentive Plan

In October 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”), which became effective in March 2014 and serves as the successor to the Company’s 2006 Stock Plan (the “2006 Plan”). Pursuant to the 2013 Plan, 4,000,000 shares of common stock were initially reserved for grant, plus (1) any shares that were reserved and available for issuance under the 2006 Plan at the time the 2013 Plan became effective, and (2) any shares that become available upon forfeiture or repurchase by us under the 2006 Plan and 2000 Plan. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares and units to employees, directors and consultants.

Stock Options

The fair value of each stock option is estimated on the date of grant for the periods presented using the Black-Scholes model based on the following assumptions:

	Three Months Ended March 31,
	2014	2013
Expected life (in years)	6.08	6.08
Risk-free interest rate	2.33%	1.09%
Volatility	55%	51%
Dividend yield	—	—

The weighted-average grant-date fair value of options granted was $8.60 and $1.80 per share during the three months ended March 31, 2014 and 2013, respectively.

Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of grant. The RSUs have a contractual term of seven years and vest upon the satisfaction of both a service condition and a liquidity-event condition. The service condition is satisfied as to 25% of the RSUs on each of the first four anniversaries of the vesting commencement date. The liquidity-event condition is satisfied upon the earlier of (i) six months after the effective date of the IPO or (ii) March 15 of the calendar year following the year in which the IPO was declared effective; and (iii) the time immediately prior to the consummation of a change in control. The vesting condition that will be satisfied six months following the Company’s IPO does not affect the expense attribution period for the RSUs for which the service condition has been met as of the date of the Company’s IPO. This six-month period is not a substantive service condition and, accordingly, beginning on the effectiveness of the Company’s IPO in March  2014, we recognized a cumulative stock-based compensation expense for the portion of the RSUs that had met the service condition as of the date of the Company’s IPO.

A summary of the Company’s stock option and RSUs award activity under the Plan is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2013	2,035,282	12,635,707	$5.87	7.02	$68,944	4,521,191	$5.59
Increase in shares authorized	4,000,000
Options granted	(46,875)	46,875	16.00
Options exercised	—	(1,377,391)	2.12		11,036
Options canceled or expired	7,600	(7,600)	9.48
RSUs granted	—					—	—
RSUs canceled or expired	29,351					(29,351)	5.82
Balance as of March 31, 2014	6,025,358	11,297,591	6.36	7.04	206,861	4,491,840	5.59
Vested and expected to vest as of March 31, 2014		10,550,838	6.08	6.93	196,126
Vested and exercisable as of March 31, 2014		6,817,435	3.14	5.86	146,622

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of shares which vested during the three months ended March 31, 2014 and 2013 was $1,005,000 and $1,584,000, respectively.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”), which became effective in March 2014, pursuant to which 1,200,000 shares of common stock have been reserved for future issuance. Eligible employees can enroll and elect to contribute up to 15% of their base compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration, with the exception of the initial offering period which commenced in March 2014 and ends in November 2014. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

Three Months Ended March 31, 2014
Expected life (in years)	0.62
Risk-free interest rate	0.08%
Volatility	55%
Dividend yield	—

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from RSUs, stock options and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$1,577	$86
Sales and marketing	4,117	382
Research and development	5,510	300
General and administrative	3,388	718
Total stock-based compensation expense	$14,592	$1,486

As of March 31, 2014, there was $19,195,000 of unrecognized stock-based compensation expense (net of estimated forfeitures), of which $11,310,000 is related to stock options and ESPP shares and $7,885,000 is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of March 31, 2014 will be amortized over a weighted-average period of 2.8 years. The total unrecognized stock-based compensation expense related to RSUs as of March 31, 2014 will be amortized over a weighted-average period of 2.9 years.

The amount of stock-based compensation cost capitalized in property and equipment, net on the accompanying condensed consolidated balance sheets was immaterial for all periods presented.

10. Redeemable Convertible Preferred Stock

Immediately prior to the completion of the Company’s IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into 41,580,507 shares of common stock.

11. Stockholders’ Equity (Deficit)

Reverse Stock Split

In February 2014, the Company’s board approved an amendment to the restated certificate of incorporation to effect a 2.5-for-1 reverse stock split of its capital stock. All share and per share information for all periods presented has been adjusted to reflect the effect of such reverse stock split.

Amended and Restated Certificate of Incorporation

In March 2014, the Company filed an amended and restated certificate of incorporation, which became effective immediately following the completion of the Company’s IPO. Under the restated certificate of incorporation, the authorized capital stock consists of 250,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Common Stock. The rights, preferences and privileges of the holders of common stock are subject to the rights of the holders of shares of any series of preferred stock which the Company may issue in the future. Subject to the foregoing, for as long as such stock is outstanding, the holders of common stock are entitled to receive ratably any dividends as may be declared by the board of directors out of funds legally available for dividends. Holders of common stock are entitled to one vote per share on any matter to be voted upon by stockholders. The amended and restated certificate of incorporation establishes a classified board of directors that is divided into three classes with staggered three year terms. Only the directors in one class will be subject to election at each annual meeting of stockholders, with the directors in other classes continuing for the remainder of their three year terms. Upon liquidation, dissolution or winding-up, the assets legally available for distribution to the Company’s stockholders would be distributable ratably among the holders of common stock and any participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock.

Preferred Stock. The board of directors is authorized to issue undesignated preferred stock in one or more series without stockholder approval and to determine for each such series of preferred stock the voting powers, designations, preferences, and special rights, qualifications, limitations, or restrictions as permitted by law, in each case without further vote of action by the stockholders. The board of directors can also increase or decrease the number of shares of any series of preferred stock, but not below the number of shares of that series then outstanding, without any further vote or action by the stockholders. The board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of common stock.

Amendment. The amendment of the provisions in the restated certificate requires approval by holders of at least 66 2/3% of the Company’s outstanding capital stock entitled to vote generally in the election of directors.

12. Income Taxes

The Company recorded a net income tax benefit of $244,000, and $0 during the three months ended March 31, 2014 and 2013, respectively. The benefit from income taxes during the first quarter of 2014 is due to acquired net deferred tax liabilities as part of the Yub acquisition.  These additional deferred tax liabilities create a new source of taxable income, which requires the release of a portion of the Company’s deferred tax asset valuation allowance with a related reduction in income tax expense.

13. Net Loss per Share

The computation of the Company’s basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net loss	$(14,042)	$(8,240)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,535	18,341

Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.45)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Redeemable convertible preferred stock	—	41,581
Stock options and ESPP	11,424	12,721
Restricted stock units	4,492	3,595
Warrants	—	698
	15,916	58,595

14. Commitments and Contingencies

Leases

The Company leases office space under noncancelable operating leases with lease terms ranging from one to five years. Additionally, the Company leases certain equipment under noncancelable operating leases at its facilities and its leased data center operations.

Aggregate Future Contractual Obligations and Lease Commitments

As of March 31, 2014, the Company’s minimum payments under its noncancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2014, remaining nine months	$2,323	$50
2015	3,149	66
2016	2,987	50
2017	111	21
2018	33	17
2019 and thereafter	—	—
Total minimum payments	$8,603	$204

Less: Amount representing interest		17
Present value of capital lease obligations		187
Less: Current portion		58
Capital lease obligation, net of current portion		$129

Other Future Commitments

The Company has long-term commitments related to technology development and support for the years 2014 to 2016 in the amount of $8,598,000.

The Company also has other long-term commitments for the years 2014 to 2034 in the amount of $7,629,000 for marketing arrangements.

During 2013, the Company entered into service agreements under which the Company is obligated to prepay non-refundable payments up to $19,000,000 over three years or earlier upon achievement of certain milestones. During the year ended December 31, 2013, the Company made payments of $3,250,000.

Litigation

In the ordinary course of business, the Company may be involved in lawsuits, claims, investigations, and proceedings consisting of intellectual property, commercial, employment, and other matters. The Company will record a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results, or financial condition.

The Company believes that liabilities associated with any claims are not probable and any reasonably possible range of losses cannot be estimated at this time, therefore the Company has not recorded any accrual for claims as of March 31, 2014 and December 31, 2013.

15. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these condensed consolidated financial statements taken as a whole.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our prospectus filed on March 6, 2014 with the SEC. In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences are described in “Risk Factors” set forth in our prospectus and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We operate a leading digital promotion platform that connects great brands and retailers with consumers. Household brands from recognized consumer packaged goods companies, or CPGs, and many of the leading grocery, drug and mass merchandise retailers use our promotion platform to engage consumers. We deliver digital coupons to consumers, including coupons and coupon codes, and display advertising through our platform which includes our web, mobile and social channels, as well as those of our CPGs, retailers, and our extensive network of third-party websites, or publishers, that display our coupon and advertising offerings on their websites.

Our platform distributes digital promotions at scale across multiple channels enabling CPGs and retailers to deliver promotions and media advertisements to consumers at the point when they are most engaged and likely to make a purchasing decision. Our platform is comprised of promotional channels, including our Digital FSI Network, which is our network of owned and third-party websites that display our coupons and advertising offerings, retail point of sale solutions, mobile solutions, publishing tools, which enhance the effectiveness of the promotions we offer, and media advertising. Our secure technology gives CPGs control over the number of coupons distributed and the number of CPG-authorized activations per coupon, which enhances the security of digital coupons.

We generate revenues primarily from digital promotion transactions. Each time a consumer selects a digital coupon on our platform by either printing it for physical redemption at a retailer or saving it to a retailer online account for automatic digital redemption, we are paid a fee that is not dependent on the digital coupon being redeemed. For coupon codes, we are paid a fee when a consumer makes a purchase using a coupon code from our platform. If we deliver a digital coupon or coupon code on a retailer’s website or through its loyalty reward program, or the website of a publisher, we generally pay a distribution fee to the retailer or publisher which is included in our cost of revenues. We also generate advertising revenues through the placement of online advertisements from CPGs and retailers which are displayed with our coupon offerings on our websites and those of our publishers. We are paid a fee for the display of advertisements on a per impression or a per click basis. Advertising placements are generally sold as part of insertion orders for coupons as an integrated sale and not as a separate transaction.

First Quarter 2014 Overview

Quarterly revenues of $51.5 million for the first quarter of 2014 increased $15.0 million or 41% from revenues of $36.5 million in the first quarter of 2013. Our net loss of $14.0 million increased $5.8 million for the first quarter of 2014 compared to the net loss of $8.2 million for the corresponding period of 2013.  The year over year increase in our quarterly revenue is primarily related to an increase in the number of transactions completed in the first quarter of 2014 of 407.8 million from 312.9 million for the first quarter of 2013.  The increase in our net loss in the first quarter of 2014 compared to the same period in 2013 was primarily driven by increased stock-based compensation expense of $13.1 million associated with RSUs for which the liquidity-event condition was satisfied as a result of our IPO in March 2014 and increased costs of revenues associated with amortization expense and support costs for our new point of sale solution of approximately $2.6 million.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented. Our operating expenses may increase in the future as we continue to invest in research and development to enhance our platform and in sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers.

	Three Months Ended March 31,
	2014		2013
	(in thousands, except percentages)
Revenues	$51,501	100.0%	$36,490	100.0%
Cost of revenues	20,519	39.8%	12,801	35.1%
Gross profit	30,982	60.2%	23,689	64.9%
Operating expenses:
Sales and marketing	19,511	37.9%	14,903	40.8%
Research and development	16,267	31.6%	10,953	30.0%
General and administrative	9,050	17.6%	5,896	16.2%
Total operating expenses	44,828	87.1%	31,752	87.0%
Loss from operations	(13,846)	(26.9)%	(8,063)	(22.1)%
Interest expense	(302)	(0.6)%	(206)	(0.6)%
Other income (expense), net	(138)	(0.3)%	29	0.1%
Loss before benefit from income taxes	(14,286)	(27.8)%	(8,240)	(22.6)%
Benefit from income taxes	(244)	(0.5)%	—	—%
Net loss	$(14,042)	(27.3)%	$(8,240)	(22.6)%

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Revenues	$51,501	$36,490	$15,011	41%

Revenues increased by $15.0 million, or 41%, during the first quarter of 2014 compared to the same period in 2013. This increase was primarily attributable to an increase in the number of transactions during the first quarter of 2014 to 407.8 million from 312.9 million during the same period in 2013 and to a lesser extent from increases in revenues related to advertisement placements. During the first quarter of 2014, revenues from digital promotion and display advertisements accounted for 79% and 21% of total revenues compared to 82% and 18%, respectively, for the same period in 2013.

The summer season is typically slower for coupons, and we expect to see more effects of seasonality on our business in future periods.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Cost of revenues	$20,519	$12,801	$7,718	60%
Gross profit	$30,982	$23,689	$7,293	31%
Gross margin	60%	65%

Cost of revenues increased by $7.7 million, or 60%, during the first quarter of 2014 compared to the same period in 2013. This increase was primarily due to higher distribution fees and third-party service fees of $2.9 million, costs associated with the deployment of our new point of sale solution of $2.6 million, and higher headcount and related expenses of $1.7 million.  The increase in distribution fees and third-party service fees was related to the increased number of transactions subject to fees completed through our platform.  The increase in costs related to our new point of sale solution was primarily related to amortization expense and  support costs.  The increase in headcount and related expenses was primarily due to an increase in stock-based compensation related to RSUs for which the liquidity-event condition was satisfied as a result of our IPO in March 2014.

Gross margin decreased to 60% during the first quarter of 2014 from 65% during the same period in 2013. The decrease in gross margin is primarily due to the combined impact from increased costs from our new point of sale solution and increased stock-based compensation related to RSUs, partially offset by expense leverage from fixed costs and increases in revenues from advertisement placements.  We expect that the costs associated with our new point of sale solution will continue to increase in the future in absolute dollars as we continue to deploy our solution to retailers. We also believe that as the number of transactions increase, including those on our new point of sale solution that our cost of revenues as percentage of revenues will decrease as we achieve increased operational efficiencies.

Sales and Marketing

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$19,511	$14,903	$4,608	31%
Percent of revenues	38%	41%

Sales and marketing expenses increased $4.6 million, or 31%, during the first quarter of 2014 compared to the same period in 2013. The increase was primarily due to increased headcount and related costs of $4.5 million and was driven by increased stock-based compensation and to a lesser extent higher salaries, new hire costs and commissions.  The increase in stock-based compensation was related to RSUs for which the liquidity-event condition was satisfied as a result of our IPO in March 2014. The higher salaries and new hire costs were to support our growth and business objectives and the higher commission expenses were due to the increase in our revenues.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to incur costs to support our growth and business objectives.

Research and Development

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Research and development	$16,267	$10,953	$5,314	49%
Percent of revenues	32%	30%

Research and development expenses increased $5.3 million, or 49%, during the first quarter of 2014 compared to the same period in 2013. The increase was related to increased headcount and related costs and was primarily driven by increased stock-based compensation and to a lesser extent higher salaries and new hire costs. The increase in stock-based compensation was related to RSUs for which the liquidity-event condition was satisfied as result of our IPO in March 2014.  The increased salaries and new hire costs were due to our continued investment in our growth and business objectives.

We capitalized internal use software development costs of $1.4 million and $2.3 million during the first quarters of 2014 and 2013, respectively, related to the development of our new point of sale solution.

We anticipate that we will decrease our use of third-party services in the future. We believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

General and Administrative

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$9,050	$5,896	$3,154	53%
Percent of revenues	18%	16%

General and administrative expenses increased $3.2 million, or 53%, during the first three months of 2014 compared to the same period in 2013. The increase was related to increased headcount and related costs and was primarily driven by increased stock-based compensation and to a lesser extent higher salaries and new hire costs. The increase in stock-based compensation was related to RSUs for which the liquidity-event condition was satisfied as a result of our IPO in March 2014. The increased salaries and new hire costs were to support our growth as well as the activities of a public company. As a public company, we expect to incur significant legal, accounting, regulatory compliance and other costs that we did not incur in the periods prior to our IPO in March 2014.

We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act.

Interest Expense and Other Income (Expense), Net

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$(302)	$(206)	$(96)	47%
Other income (expense), net	(138)	29	(167)	*	%
	$(440)	$(177)	$(263)	*	%

*	Not meaningful.

The increase in interest expense and other income (expense), net, primarily relates to increased interest expense during the first quarter of 2014 compared to the same period in 2013 resulting from borrowings of $15.0 million in the fourth quarter of 2012 and $7.5 million during the third quarter of 2013.

Benefit from Income Taxes

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Benefit from income taxes	$(244)	$—	$(244)	100%

Our benefit from income taxes during the first quarter of 2014 is related to the deferred tax liabilities that arose from intangible assets acquired as part of the Yub acquisition.  These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense. We recorded no benefit or provision for income taxes during the first quarter of 2013.

Liquidity and Capital Resources

As of March 31, 2014 we had $220.8 million in cash and cash equivalents. We expect that operating expenses will constitute a material use of our cash balances. In the near term, although we intend to continue to manage our operating expenses in line with our existing cash and available financial resources, we anticipate that we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth and the change in the status of our business from a private company to a public company.  As a public company, we expect to incur future significant legal, accounting, regulatory compliance and other costs that we did not incur in the periods prior to our IPO on March, 7, 2014.  In addition, we may use cash to fund acquisitions or invest in other businesses or technologies.

Prior to 2014, we have financed our operations and capital expenditures through private sales of preferred stock, term debt financing, exercise of stock options and cash flows from operations.  Since our inception we have issued $283.0 million of preferred stock, of which we used $70.3 million of the proceeds to repurchase shares of common stock and preferred stock. In addition, we have raised $39.0 million in aggregate principal amount through debt. More recently in March 2014, we completed our IPO in which we issued and sold 12,075,000 shares of common stock at a public offering price of $16.00 per share for which we received proceeds of $179.7 million which is net of underwriting discounts and commissions of $13.5 million, but before deducting estimated offering expenses of $5.4 million.

As of March 31, 2014, we had available a revolving line of credit facility with a commercial bank that provided for advances of up to $30.0 million (if certain conditions are met) which is based on eligible accounts receivable at an interest rate of LIBOR plus a 2.75% margin. As of March 31, 2014, we had $7.5 million was outstanding on this credit facility and we were in compliance with the financial and non-financial covenants under the credit agreement.

We believe that our existing cash and cash equivalents balance together with cash generated from operations will be sufficient to meet our working capital requirements for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating expenses, which would impair our growth prospects and could otherwise negatively impact our business.

If we choose to undertake a net settlement of our RSUs, then in order to fund the tax withholding and remittance obligations on behalf of our RSU holders, we would expect to use a substantial portion of our cash and cash equivalent balances, or, alternatively, we may choose to borrow funds or a combination of cash and borrowed funds to satisfy these obligations.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows provided by (used in) operating activities	$853	$(13,532)
Cash flows used in investing activities	(2,055)	(9,381)
Cash flows provided by financing activities	183,057	439
Effects of exchange rates on cash	(2)	3
Increase (decrease) in cash and cash equivalents	$181,853	$(22,471)

Operating Activities

Cash provided by (used in) operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash used in operating activities has typically been generated from net losses and further increased by changes in our operating assets and liabilities, particularly accounts receivable and accrued liabilities, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation.

Cash provided by operating activities during the three months ended March 31, 2014 of $0.9 million was the result of a net loss of $14.0 million, offset by non-cash expenses of $17.6 million, which included depreciation, amortization, accretion of debt discount, provision for doubtful accounts, stock-based compensation and benefit from income taxes. These non-cash expenses increased primarily due to capital expenses and headcount growth, primarily related to continued investment in our business and recording of stock based compensation expense for RSUs. The remaining effect was from the net change in working capital items, primarily a decrease in accrued compensation and benefits of $6.3 million, increases in prepaid expenses and other assets of $1.5 million, partially offset by decreases in accounts receivable of $2.8 million and an increase in accounts payable and other liabilities of $2.3 million.  The changes in working capital items were primarily due to the timing of payments and receipt of invoices, timing of the receipt of payments and prepayment of expenses.

Cash used in operating activities during the three months ended March 31, 2013 of $13.5 million was the result of a net loss of $8.2 million, offset by non-cash expenses of $3.3 million, which included depreciation, amortization, accretion of debt discount, loss on disposal of property and equipment, provision for allowance for doubtful accounts and stock-based compensation. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. The remaining effect was from the net change in working capital items, primarily a decrease in accounts payable and other current liabilities of $1.4 million, a decrease in accrued compensation and benefits of $4.9 million, an increase in accounts receivable of $1.5 million and an increase in prepaid expenses and other current assets of $1.3 million, offset by a decrease in deferred revenues of $0.3 million. The changes in working capital items were primarily due to the timing of payments, an increase in billings for advertising campaigns and timing of the receipt of payments and prepayment of expenses.

Investing Activities

During the three months ended March 31, 2014, cash used in investing activities consisted primarily of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internal-use software development costs. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our in-development new point of sale solution. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.

During the three months ended March 31, 2013, cash used in investing activities consisted primarily of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internal-use software development costs.

Financing Activities

Historically our financing activities have consisted primarily of net proceeds from the issuance of preferred stock, net borrowings under term debt and a line of credit, and the issuance of shares of common stock upon the exercise of stock options. More recently in March 2014, we completed our IPO in which we issued and sold 12,075,000 shares of common stock at a public offering price of $16 per share for which we received proceeds of $179.7 million which is net of underwriting discounts and commissions paid of $13.5 million, but before deducting estimated offering expenses of $5.4 million.

During the three months ended March 31, 2014, cash provided by financing activities amounted to $183.1 million, consisting primarily of $178.5 million in proceeds from our IPO including payments of $1.2 million offering expenses and exercises of stock options and warrants of $4.5 million.

During the three months ended March 31, 2013, cash provided by financing activities of $0.4 million was primarily from proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as of March 31, 2014 and December 31, 2013.

Contractual Obligations and Commitments

Refer to Notes 8 and 14 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes during the three months ended March 31, 2014, for additional information on contractual obligations and commitments, please refer to our prospectus filed on March 6, 2014 with the SEC.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2014 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus filed on March 6, 2014 with the SEC.

Recently Issued and Adopted Accounting Pronouncements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our prospectus filed on March 6, 2014 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2014, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures or our internal controls are not designed to prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, results of operations, cash flows, financial conditions, and the trading price of our common stock.

Risks Related to Our Business

We have incurred net losses since inception and we may not be able to generate sufficient revenues to achieve or subsequently maintain profitability.

We have incurred net losses of $23.0 million, $59.2 million and $11.2 million in 2011, 2012 and 2013, respectively, and had net losses of $14.0 million for the three months ending March 31, 2014. We had an accumulated deficit of $182.8 million as of March 31, 2014. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

—	sales and marketing;
—	research and development, including new product development;
—	our technology infrastructure;
—	general administration, including legal and accounting expenses related to our growth and being a public company;
—	efforts to expand into new markets; and
—	strategic opportunities, including commercial relationships and acquisitions.

For example, we have incurred and expect to continue to incur significant expenses developing our new point of sale solution. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these expenses. If we are unable to gain efficiencies in our operating costs, our business could be adversely impacted. We cannot be certain that we will be able to attain or maintain profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We may not maintain our recent revenue growth.

Our revenues have increased significantly quarter over quarter since the quarter ended September 30, 2012. We may not be able to maintain our recent rate of revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, our revenue growth was adversely affected in the first half of 2012 because as we scaled our technology infrastructure to support our growth, our technology for securely identifying unique users and devices inadvertently prevented our personalization algorithms from optimally displaying our digital coupons to consumers. In addition, our revenues may fluctuate due to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending. Decisions by major CPGs or retailers to delay or reduce their promotional spending or divert spending away from digital promotions could slow our revenue growth or reduce our revenues. We believe that our continued revenue growth will depend on increasing the number of transactions on our platform, and, in particular, on our ability to:

—

increase our share of CPG spending on overall trade promotions, increase the number of brands that are using our platform within each CPG, increase media advertising spending on our platform, increase our share of retailer spending on coupon codes and maximize the lifetime value of our consumers across all of our products;

—	further integrate our digital promotions into retailers’ in-store and point of sale systems;

—	grow the number of CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;
—	expand the use by consumers of our newest digital promotion offerings and broaden the selection and use of digital coupons;
—	obtain high quality coupons and increase the number of CPG-authorized activations;
—	expand the number, variety and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
—	increase the awareness of our brand and earn and preserve our reputation;
—	hire, integrate and retain talented personnel;
—	effectively manage growth in our personnel and operations; and
—	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully implement any of these actions. Failure to do so could harm our business and cause our operating results to suffer.

If we are unable to successfully respond to changes in the digital promotions market and continue to grow the market, our business could be harmed.

As consumer demand for digital coupons has increased, promotion spending has shifted from traditional coupons through traditional channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital coupons will continue at the same rate and whether the growth of the digital promotions market will continue. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital coupons does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the continued growth of our revenues will require increasing the number of brands that are using our platform within each CPG and further integrating our digital promotions into retailers’ in-store and point of sale systems. We expect that the market will evolve in ways which may be difficult to predict. It is also possible that digital coupon offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Historically, our revenue growth has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. In addition, our operating costs and expenses have fluctuated in the past, and we anticipate that our costs and expenses will increase over time as we continue to invest in growing our business and incur additional costs of being a public company.

Our operating results could vary significantly from quarter-to-quarter and year-to-year as a result of these and other factors, many of which are outside of our control, and as a result we have a limited ability to forecast the amount of future revenues and expenses, which may adversely affect our ability to predict financial results accurately, and our operating results may vary from quarter-to-quarter and may fall below our estimates or the expectations of public market analysts and investors. Fluctuations in our quarterly operating results may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price to decline. As a result of the potential variations in our quarterly revenues and operating results, we believe that quarter-to-quarter comparisons of our net revenues and operating results may not be meaningful and the results of any one quarter or historical patterns should not be considered indicative of our future sales activity, expenditure levels or performance.

In addition to other factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

—

our ability to continue to grow our revenues by increasing our share of CPG spending and the number of brands using our platform within each CPG, increasing media advertising spending on our platform, further integrating with our retailers and increasing the use of retailer coupon codes by consumers, adding new CPGs and retailers to our network and growing our core current customer base and expanding into new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;

—	our ability to successfully respond to changes in the digital promotions market and continue to grow the market and demand for our platform;
—	our ability to grow consumer selection and use of our digital promotion offerings and attract new consumers to our platform;
—	the amount and timing of digital promotions by CPGs, which are affected by budget cycles, economic conditions and other factors;
—	the impact of global business or macroeconomic conditions, including the resulting effects on the level of trade promotion spending by CPGs and spending by consumers;
—	the impact of competitors or competitive products and services, and our ability to compete in the digital promotions market;
—	our ability to obtain high quality coupons and increase the number of CPG-authorized activations;
—	changes in consumer behavior with respect to digital promotions and how consumers access digital coupons and our ability to develop applications that are widely accepted and generate revenues;
—	the costs of investing in and maintaining and enhancing our technology infrastructure;
—	the costs of developing new products and solutions and enhancements to our platform;
—	our ability to manage our growth;
—	the success of our sales and marketing efforts;
—

government regulation of e-commerce and m-commerce and requirements to comply with security and privacy laws and regulations affecting our business, and changes in government regulation affecting our business or our becoming subject to new government regulation;

—	our ability to deal effectively with fraudulent transactions or customer disputes;
—	the attraction and retention of qualified employees and key personnel;
—	the effectiveness of our internal controls; and
—	changes in U.S. generally accepted accounting principles or tax laws.

If we fail to attract and retain CPGs, retailers and publishers and expand our relationships with them, our revenues and business will be harmed.

The success of our business depends in part on our ability to increase our share of CPG spending on overall trade promotions, increase media advertising spending on our platform, increase the number of brands that are using our platform within each CPG, increase our share of retailer spending on coupon codes, and maximize the lifetime value of our consumers across all of our products. It also depends on our ability to further integrate our digital promotions into retailers’ in-store and point of sale systems. In addition, we must acquire new CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment. If CPGs and retailers do not find that offering digital promotions on our platform enables them to reach consumers and sufficiently increase sales with the scale and effectiveness that is compelling to them, CPGs and retailers may not increase their distribution of digital promotions on our platform, or they may decrease them or stop offering them altogether, and new CPGs and retailers may decide not to use our platform.

For example, if CPGs decide that utilizing our platform provides a less effective means of connecting with consumers, we may not be able to increase our prices or CPGs may pay us less. Likewise if retailers decide that our platform is less effective at increasing sales to and loyalty of existing and new consumers, retailers may demand a higher percentage of the total proceeds from each digital promotion that is activated or demand minimum guaranteed payments. In addition, we expect to face increased competition, and competitors may accept lower payments from CPGs to attract and acquire new CPGs, or provide retailers and publishers a higher distribution fee than we currently offer to attract and acquire new retailers and publishers. In addition, we may experience attrition in our CPGs, retailers and publishers in the ordinary course of business resulting from several factors, including losses to competitors, changes in CPG budgets, and decisions by CPGs, retailers and publishers to offer digital coupons through their own websites or other channels without using a third-party platform such as ours. If we are unable to retain and expand our relationships with existing CPGs, retailers and publishers or if we fail to attract new CPGs, retailers and publishers to the extent sufficient to grow our business, or if too many CPGs, retailers and publishers are unwilling to offer digital coupons with compelling terms through our platform, we may not increase the number of transactions on our platform and our revenues, gross margin and operating results will be adversely affected.

If the distribution fees that we pay as a percentage of our revenues increases, our gross profit and business will be harmed.

When we deliver a digital coupon on a retailer’s website or through its loyalty reward program, or the website of a publisher, we generally pay a distribution fee to the retailer or publisher. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected.

If we fail to maintain and expand the use by consumers of digital coupons on our platform, our revenues and business will be harmed.

We must continue to maintain and expand the use by consumers of digital coupons in order to increase the attractiveness of our platform to CPGs and retailers and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of personalized and high quality digital coupons, we may not be able to attract or retain consumers on our platform. If we are unable to maintain and expand the use by consumers of digital coupons on our platform and do so to a greater extent than our competitors, CPGs may find that offering digital promotions on our platform does not reach consumers with the scale and effectiveness that is compelling to them. Likewise retailers may find that using our platform does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, the revenues we generate may not increase to the extent we expect or may decrease. Either of these would adversely affect our operating results.

We depend in part on third-party advertising agencies as intermediaries, and if we fail to maintain these relationships, our business may be harmed.

A portion of our business is conducted indirectly with third-party advertising agencies acting on behalf of CPGs and retailers. Third-party advertising agencies are instrumental in assisting CPGs and retailers to plan and purchase advertising and promotions, and each third-party advertising agency generally allocates advertising and promotion spend from CPGs and retailers across numerous channels. We do not have exclusive relationships with third-party advertising agencies and we depend in part on third-party agencies to work with us as they embark on marketing campaigns for CPGs and retailers. While in most cases we have developed relationships directly with CPGs and retailers, we nevertheless depend in part on third-party advertising agencies to present to their CPG and retailer clients the merits of our platform. Inaccurate descriptions of our platform by third-party advertising agencies, over whom we have no control, negative recommendations regarding use of our service offerings or failure to mention our platform at all could hurt our business. In addition, if a third-party advertising agency is disappointed with our platform on a particular campaign or generally, we risk losing the business of the CPG or retailer for whom the campaign was run, and of other CPGs and retailers represented by that agency. Since many third-party advertising agencies are affiliated with other third-party agencies in a larger corporate structure, if we fail to maintain good relations with one third-party advertising agency in such an organization, we may lose business from the affiliated third-party advertising agencies as well.

Our sales could be adversely impacted by industry changes relating to the use of third-party advertising agencies. For example, if CPGs or retailers seek to bring their campaigns in-house rather than using an agency, we would need to develop direct relationships with the CPGs or retailers, which we might not be able to do and which could increase our sales and marketing expenses. Moreover, to the extent that we do not have a direct relationship with CPGs or retailers, the value we provide to CPGs and retailers may be attributed to the third-party advertising agency rather than to us, further limiting our ability to develop long-term relationships directly with CPG and retailers. CPGs and retailers may move from one third-party advertising agency to another, and we may lose the underlying business. The presence of third-party advertising agencies as intermediaries between us and the CPGs and retailers thus creates a challenge to building our own brand awareness and affinity with the CPGs and retailers that are the ultimate source of our revenues. In addition, third-party advertising agencies conducting business with us may offer their own digital promotion solutions. As such, these third-party advertising agencies are, or may become, our competitors. If they further develop their own capabilities they may be more likely to offer their own solutions to advertisers, and our ability to compete effectively could be significantly compromised and our business, financial condition and operating results could be adversely affected.

Competition presents an ongoing threat to the success of our business.

We expect competition in digital promotions to continue to increase. The market for digital promotions is highly competitive, fragmented and rapidly changing. We compete against a variety of companies with respect to different aspects of our business, including:

—

traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupon promotions and discounts on products and services in free standing inserts or other forms, including Valassis Interactive, Inc., News America Marketing Interactive, Inc. and Catalina Marketing Corporation;

—

providers of digital coupons such as Valassis’ Redplum.com and News America Marketing’s SmartSource, companies that offer coupon codes such as RetailMeNot, Inc., Exponential Interactive, Inc.’s TechBargains.com, Savings.com, Inc. and Ebates Performance Marketing, Inc., and companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases;

—	Internet sites that are focused on specific communities or interests that offer coupons or discount arrangements related to such communities or interests; and
—	companies offering other advertising and promotion related services.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

—	scale and effectiveness of reach in connecting CPGs and retailers to consumers;
—	ability to attract consumers to use digital coupons delivered by it;
—	platform security, scalability, reliability and availability;
—	number of channels by which a company engages with consumers;
—	integration of products and solutions;
—	rapid deployment of products and services for customers;
—	breadth, quality and relevance of the company’s digital coupons;
—	ability to deliver digital coupons that are widely available and easy to use in consumers’ preferred form;
—	integration with retailer applications;
—	brand recognition;
—	quality of tools, reporting and analytics for planning, development and optimization of promotions; and
—	breadth and expertise of the company’s sales organization.

We are subject to potential competition from large, well-established companies which have significantly greater financial, marketing and other resources than we do and have current offerings that may compete with our platform or may choose to offer digital promotions as an add-on to their core business on their own or in partnership with one of our competitors that would directly compete with ours. Many of our larger potential competitors may have the resources to significantly change the nature of the digital promotions industry to their advantage, which could materially disadvantage us. For example, Google, Yahoo!, Microsoft and Facebook and online retailers such as Amazon have highly trafficked industry platforms which they could leverage to distribute digital coupons or other digital promotions that could negatively affect our business. In addition, these potential competitors may be able to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to attract more consumers and, as a result, more CPGs and retailers, or generate revenues more effectively than we do. Our competitors may offer digital coupons that are similar to the digital coupons we offer or that achieve greater market acceptance than those we offer. We are also subject to potential competition from smaller companies that launch new products and services that we do not offer and that could gain market acceptance.

Our success depends on the effectiveness of our platform in connecting CPGs and retailers with consumers and with attracting consumer use of the digital coupons delivered through our platform. To the extent we fail to provide digital coupons for high quality, relevant products, consumers may become dissatisfied with our platform and decide not to use our digital coupons and elect to use the digital coupons distributed by one of our competitors. As a result of these factors, our CPGs and retailers may not receive the benefits they expect, and CPGs may use the offerings of one of our competitors and retailers may elect to handle coupon codes themselves or exclude us from integrating with their in-store and point of sale systems, and our operating results would be adversely affected.

We also face significant competition for trade promotion spending. We compete against online and mobile businesses, including those referenced above, and traditional advertising outlets, such as television, radio and print, for trade promotion spending. In order to grow our revenues and improve our operating results, we must increase our share of CPG spending on digital coupons and advertising relative to traditional sources and relative to our competitors, many of whom are larger companies that offer more traditional and widely accepted advertising products.

We also directly and indirectly compete with retailers for consumer traffic. Many retailers market and offer their own digital coupons directly to consumers using their own websites, email newsletters and alerts, mobile applications and social media channels. Our retailers could be more successful than we are at marketing their own digital coupons or could decide to terminate their relationship with us.

We may face competition from companies we do not yet know about. If existing or new companies develop, market or offer competitive digital coupon solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.

If we fail to effectively manage our growth, our business and financial performance may suffer.

We have significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Such expansion increases the complexity of our business and places significant demands on our management, operations, technical performance, financial resources and internal control over financial reporting functions. Continued growth could strain our ability to deliver digital coupons on our platform, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. For example, our revenue growth was adversely affected in the first half of 2012 because as we scaled our technology infrastructure to support our growth, our technology for securely identifying unique users and devices inadvertently prevented our personalization algorithms from optimally displaying our digital coupons to consumers. Failure to manage our expansion may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.

To effectively manage this growth, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. If we do not effectively manage the growth of our business and operations, the quality and scalability of our platform could suffer.

Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations. We may not be able to hire, train, retain, motivate and manage required personnel. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees. We intend to continue to expand our research and development, sales and marketing, and general and administrative organizations, and over time, expand our international operations. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

Providing our products and services to our CPGs, retailers and consumers is costly and we expect our expenses to continue to increase in the future as we grow our business with existing and new CPGs and retailers and develop new products and services that require enhancements to our technology infrastructure. In addition, our operating expenses, such as our research and development expenses and sales and marketing expenses are expected to continue to grow to support our anticipated future growth. As a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company. Our expenses may grow faster than our revenues, and our expenses may be greater than we anticipate. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

If we do not effectively grow and train our sales team, we may be unable to add new CPGs and retailers or increase sales to our existing CPGs and retailers and our business will be adversely affected.

We continue to be substantially dependent on our sales team to obtain new CPGs and retailers and to drive sales from our existing CPGs and retailers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and it may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, if we continue to grow rapidly, a large percentage of our sales team will be new to the company and our solution. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new CPGs and retailers or increasing sales to our existing CPGs and retailers, our business will be adversely affected.

Our sales cycle with new CPGs and retailers is long and unpredictable and may require us to incur expenses before executing a customer agreement, which makes it difficult to project when, if at all, we will obtain new CPGs and retailers and when we will generate additional revenues from those customers.

We market our services and products directly to CPGs and retailers. New CPG and retailer relationships typically take time to obtain and finalize. A significant time period may pass between selection of our services and products by key decision-makers and the signing of a contract. The length of time between the initial sales call and the realization of a final contract is difficult to predict. As a result, it is difficult to predict when we will obtain new CPGs and retailers and when performance and delivery of services will be initiated with these potential CPGs and retailers. As part of our sales cycle, we may incur significant expenses before executing a definitive agreement with a prospective CPG or retailer and before we are able to generate any revenues from such agreement. If conditions in the marketplace generally or with a specific prospective CPG or retailer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any expenses incurred before a definitive agreement is executed, which would in turn have an adverse effect on our business, financial condition and results of operations.

Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our websites and platform, and any significant disruption in service on our websites or platform could result in a loss of CPGs, retailers and consumers.

We deliver digital coupons through our websites, those of our CPGs and retailers as well as our publisher websites. Our reputation and ability to acquire, retain and serve CPGs and retailers, as well as consumers who use digital coupons on our platform are dependent upon the reliable performance of our platform. As the number of our CPG customers, retailers and consumers and the number of digital promotions and information shared through our platform continue to grow, we will need an increasing amount of network capacity and computing power. Our technology infrastructure is hosted across two data centers in co-location facilities in California and Nevada. In addition, we use two other co-location facilities in California and Virginia to host our in-development new point of sale solution. We have spent and expect to continue to spend substantial amounts on data centers and equipment and related network infrastructure to handle the traffic on our platform. The operation of these systems is expensive and complex and could result in operational failures. In the event that the number of transactions or the amount of traffic on our platform grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems or service disruptions, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our websites and platform, and prevent CPGs, retailers or consumers from accessing our platform. For example, as we scaled our technology infrastructure to support our growth, our technology for securely identifying unique users and devices inadvertently prevented our personalization algorithms from optimally displaying our digital coupons to consumers. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential CPGs and retailers and consumers, which could harm our operating results and financial condition.

If we are not successful in responding to changes in consumer behavior and do not develop products and solutions that are widely accepted and generate revenues, our results of operations and business could be adversely affected.

The methods by which consumers access digital coupons are varied and evolving. Our platform has been designed to engage consumers at the critical moments when they are choosing the products they will buy and where they will shop. Consumers can select our digital coupons both online through web and mobile and in-store. In order for us to maintain and increase our revenues, we must be a leading provider of digital coupons in each of the forms by which consumers access them. As consumer behavior in accessing digital coupons changes and new distribution channels emerge, if we do not successfully respond and do not develop products or solutions that are widely accepted and generate revenues we may be unable to retain consumers or attract new consumers and as a result, CPGs and retailers, and our business may suffer.

If our websites or those of our publishers fail to rank prominently in unpaid search results from search engines like Google, Yahoo! and Bing, traffic to our websites could decline and our business would be adversely affected.

Our success depends in part on our ability to attract consumers through unpaid Internet search results on search engines like Google, Yahoo! and Bing. The number of consumers we attract to our websites from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their index. Any reduction in the number of consumers directed to our websites could reduce the effectiveness of our digital promotions for CPGs and retailers and could adversely impact our business and results of operations.

Factors adversely affecting performance marketing programs and our relationships with performance marketing networks, or the termination of these relationships, may adversely affect our ability to attract and retain business and our coupon codes business.

A portion of our business is based upon consumers using coupon codes in connection with the purchase of goods or services. The commissions we earn for coupon codes accessed through our platform are tracked by performance marketing networks. Third-party performance marketing networks provide CPGs and retailers with affiliate tracking links for revenues attributable to publishers and the ability to distribute digital promotions to multiple publishers. When a consumer executes a purchase on a CPG’s, a retailer’s or a publisher’s website as a result of a performance marketing program, most performance marketing conversion tracking tools credit the most recent link or ad clicked by the consumer prior to that purchase. This practice is generally known as “last-click attribution.” We generate revenues through transactions for which we receive last-click attribution. Risks that may adversely affect our performance marketing programs and our relationships with performance marketing networks include the following, some of which are outside our control:

—

we may not be able to adapt to changes in the way in which CPGs and retailers attribute credit to us in their performance marketing programs, whether it be “first-click attribution” or “multichannel attribution,” which applies weighted values to each of a retailer’s advertisements and tracks how each of those advertisements contributed to a purchase, or otherwise;

—	refund rates for products delivered by CPGs and retailers that may be greater than we estimate;
—

performance marketing networks may not provide accurate and timely reporting on which we rely, we could fail to properly recognize and collect and report revenues and misstate financial reports, projections and budgets and misdirect our advertising, marketing and other operating efforts for a portion of our business;

—	we primarily rely on a small number of performance marketing networks in non-exclusive arrangements, the loss of which could adversely affect our coupon codes business;
—	industry changes relating to the use of performance marketing networks could adversely impact our commission revenues;
—

to the extent performance marketing networks serve as intermediaries between us and CPGs and retailers, it may create challenges to building our own brand awareness and affinity with CPGs and retailers, and the termination of our relationship with the performance marketing networks would terminate our ability to receive payments from CPGs and retailers we service through that network; and

—	performance marketing networks may compete with us.

If we fail to continue to obtain high quality coupons and sufficient numbers of CPG-authorized activations available through our platform, our revenue growth or our revenues may be harmed.

We generate revenues as consumers select, or activate, a digital coupon through our platform. Our business model depends upon the quality of digital coupons and the specified number of CPG-authorized activations available, which we do not control. CPGs and retailers have a variety of channels through which to promote their products and services. If CPGs and retailers elect to distribute their digital coupons through other channels or not to promote digital coupons at all, or if our competitors are willing to accept lower prices than we are, our ability to obtain high quality digital coupons and sufficient numbers of CPG-authorized activations available on our platform may be impeded and our business, financial condition and operating results will be adversely affected. If we cannot maintain sufficient digital coupons inventory to offer through our platform, consumers may perceive our service as less relevant, consumer traffic to our websites and those of our publishers will decline and, as a result, CPGs and retailers may decrease their use of our platform to deliver digital coupons and our revenue growth or revenues may be harmed.

Our business relies in part on email and other messaging, including SMS text messages, and any technical, legal or other restrictions on the sending of emails or messages or an inability to timely deliver such communications could harm our business.

Our business is in part dependent upon email and other messaging. We provide emails and mobile alerts and other messages to consumers informing them of the digital coupons on our websites, and we believe these communications help generate a significant portion of our revenues. Because of the importance of email and other messaging services to our business, if we are unable to successfully deliver emails or other messages to consumers, if there are legal restrictions on delivering these messages to consumers, or if consumers do not open our emails or messages, our revenues and profitability would be adversely affected. Changes in how webmail applications organize and prioritize email may result in our emails being delivered in a less prominent location in a consumer’s inbox or viewed as “spam” by consumers and may reduce the likelihood of that consumer opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also harm our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also adversely impact our business. We also rely on social networking messaging services to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could harm our business.

We rely on a third-party service for the delivery of daily emails, and delay or errors in the delivery of such emails or other messaging we send may occur and be beyond our control, which could result in damage to our reputation or harm our business, financial condition and operating results. If we were unable to use our current email service or other messaging services, alternate services are available; however, we believe our sales could be impacted for some period as we transition to a new provider. Any disruption or restriction on the distribution of our emails or other messages, termination or disruption of our relationship with our messaging service providers, including our third-party service that delivers our daily emails, or any increase in our costs associated with our email and other messaging activities could harm our business.

If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of consumers to access our content, CPGs, retailers and consumers may curtail or stop use of our platform.

We deliver digital coupons via our platform and we collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Like all online services, our platform is vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. If we experience compromises to our security that result in performance or availability problems, the complete shutdown of one or more of our websites or the loss or unauthorized disclosure of confidential information, CPGs and retailers as well as consumers may lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. In addition, consumer information including email addresses and data on consumer usage of our websites could be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. Any or all of these issues could negatively impact our reputation and our ability to attract and retain CPGs and retailers as well as consumers or could reduce the frequency with which our platform is used, cause existing or potential CPG or retailer customers to cancel their contracts or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our results of operations.

Failure to deal effectively with fraudulent transactions could harm our business.

Digital coupons are issued in the form of redeemable coupons or coupon codes with unique identifiers. It is possible that third parties will seek to create counterfeit digital coupons or coupon codes in order to fraudulently claim discounts or credits for redemption. While we use advanced anti-fraud technologies, it is possible that individuals will attempt to circumvent our anti-fraud systems using increasingly sophisticated methods. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse CPGs and retailers for any funds stolen or revenues lost as a result of such breaches. Our CPGs and retailers could also request reimbursement, or stop using digital coupons, if they are affected by buyer fraud or other types of fraud. We may incur significant losses from fraud and counterfeit digital coupons. If our anti-fraud measures do not succeed, our business will suffer.

Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations.

We are subject to a variety of laws, regulations and industry standards that involve matters related to our business, including the Internet, privacy, anti-spam, data protection, intellectual property, e-commerce, competition and price discrimination, consumer protection, and taxation and state, local and municipal laws related to the use of promotions. Many of these laws and regulations are still evolving and being tested in courts and industry standards are still developing. Our business, including our ability to operate and expand, could be adversely affected if legislation, regulations or industry standards are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices or the design of our platform. Existing and future laws, regulations and industry standards could restrict our operations, and our ability to retain or increase our CPGs and retailers and consumers’ use of digital promotions delivered on our platform may be adversely affected and we may not be able to maintain or grow our revenues as anticipated.

Failure to comply with federal, state and international privacy and marketing laws, regulations and industry standards, or the expansion of current or the enactment of new privacy and marketing laws, regulations or the adoption of new industry standards, could adversely affect our business.

We are subject to a variety of federal, state and international laws, regulations and industry standards regarding privacy and marketing, which address the collection, storing, sharing, using, processing, disclosure and protection of personal information as well as the tracking of consumer behavior and other consumer data. Many of these laws, regulations and industry standards are changing and may be subject to differing interpretations, costly to comply with or inconsistent among countries and jurisdictions. For example, the Federal Trade Commission, or the FTC, expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use and storage of consumer information, and establish principles relating to notice, consent, access and data integrity and security. Our practices are designed to comply with these guidelines as described in our published privacy policy. For example, we disclose that we collect process, store, share, disclose and use information about consumers using our websites and our mobile and other applications which may include, depending upon the information that the consumer voluntarily provides to us and their interaction with our platform, name, mailing address, phone number, email address and any other information that the consumer provides to us. While we do not sell or share personally identifiable information to or with third parties, we use this consumer information in the aggregate, and may share this information with third parties for research and internal purposes, advertising and marketing and to improve our business, among other purposes. We believe our policies and practices comply with FTC privacy guidelines and other applicable laws and regulations. However, if our belief proves incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting or using their information or implement new safeguards to help our consumers manage our use of their information, among other changes.

We have posted privacy policies and practices concerning the collection, use and disclosure of consumer data on our websites and platform. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Various industry standards on privacy have been developed and are expected to continue to develop, which may be adopted by industry participants at any time. We comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with applicable laws, policies, and legal obligations and certain applicable industry standards of conduct relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, FTC requirements or orders or other federal, state or, as we continue to expand internationally, international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of consumers using our digital coupons or loss of CPGs and retailers and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web “cookies” for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business. Additionally, if third parties we work with violate applicable laws, our policies or other policy-related obligations, such violations may also put our consumers’ information at risk and could in turn have an adverse effect on our business. In addition, certain laws impose restrictions on communications with persons by email, sms text messages and other means of delivery. We strive to comply with applicable laws; however, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another.

In addition, various federal, state and, as we continue to expand internationally, foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. Public scrutiny of Internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from delivering digital coupons on our platform consistent with our current business practices and may require changes to these practices or the design of our platform, thereby harming our business.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which we offer digital promotions. We also may not be able to acquire or maintain appropriate domain names or trademarks in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. We may be unable to prevent third parties from using and registering our trademarks, or trademarks that are similar to, or diminish the value of, our trademark in some countries.

We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. For example, from time to time we have identified and shut down websites that have attempted to misappropriate our brand and proprietary rights and sell fraudulent digital coupons. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. We are currently subject to litigation and disputes related to our intellectual property and service offerings. We may in the future be subject to additional litigation and disputes. The costs of supporting such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained.

In the past, we have been subject to third-party claims of infringement and we expect to be subject to infringement claims in the future. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages by us. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

Failure to protect or enforce our intellectual property rights could harm our business and results of operations.

We regard the protection of our trade secrets, copyrights, trademarks and domain names as critical to our success. In particular, we must maintain, protect and enhance the Coupons.com brand. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain jurisdictions abroad. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technologies by others.

Effective trade secret, copyright, trademark and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. We are seeking to protect our trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. Litigation may be necessary to enforce our intellectual property rights, protect our respective trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may incur significant costs in enforcing our trademarks against those who attempt to imitate our Coupons.com brand. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to retain and expand our number of CPGs, retailers and consumers will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands are critical to expanding our base of CPGs, retailers and consumers. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the Coupons.com brand, or if we incur excessive expenses in this effort, our business would be harmed. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend on our ability to continue to provide sufficient quantities of reliable, trustworthy and high quality digital coupons, which we may not do successfully.

Unfavorable publicity or consumer perception of our websites, platform, practices or service offerings, or the offerings of our CPGs and retailers, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenues and a negative impact on the number of CPGs and retailers we feature and our user base, the loyalty of our consumers and the number and variety of digital coupons we offer. As a result, our business could be harmed.

We may be unable to continue to use the domain names that we use in our business, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks.

We have registered domain names for our websites that we use in our business, such as Coupons.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our products under new domain names, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain names in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention and harm our business.

Some of our solutions contain open source software, which may pose particular risks to our proprietary software and solutions.

We use open source software in our solutions and will use open source software in the future. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software and/or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business and operating results.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with CPGs, retailers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement or other liabilities relating to or arising from our products, services or other contractual obligations. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments could harm our business.

Acquisitions, joint ventures and strategic investments could result in operating difficulties, dilution and other harmful consequences.

We expect to evaluate and consider a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and strategic investments. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. We have limited experience managing acquisitions and integrating acquired businesses. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

—	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration;
—

the need to integrate the acquired company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

—	retention of key employees from the acquired company and cultural challenges associated with integrating employees from the acquired company into our organization;
—	the need to implement or improve controls, procedures and policies appropriate for a public company at companies that prior to acquisition had lacked such controls, procedures and policies;
—	in some cases, the need to transition operations and customers onto our existing platforms;
—

liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities;

—	write-offs or charges; and
—

litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties and intellectual property infringement claims.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of any or all of our acquisitions or joint ventures, or we may not realize them in the time frame expected or cause us to incur unanticipated liabilities, and harm our business. Future acquisitions or joint ventures may require us to issue dilutive additional equity securities, spend a substantial portion of our available cash, incur debt or contingent liabilities, amortize expenses related to intangible assets or incur incremental operating expenses or write-offs of goodwill, which could adversely affect our results of operations and harm our business.

Our business is subject to interruptions, delays or failures resulting from earthquakes, other natural catastrophic events or terrorism.

Our headquarters is located in Mountain View, California. Our current technology infrastructure is hosted across two data centers in co-location facilities in California and Nevada. In addition, we use two other co-location facilities in California and Virginia to host our in-development new point of sale solution. Our services, operations and the data centers from which we provide our services are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, financial condition and results of operations and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism could cause disruptions to the Internet, our business or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting areas where data centers upon which we rely are located, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Such disruptions could negatively impact our ability to run our websites, which could harm our business.

If we fail to expand effectively in international markets, our revenues and our business may be harmed.

We currently generate almost all of our revenues from the United States. We also operate to a limited extent in the United Kingdom and continental Europe. The CPGs and retailers on our platform have global operations and we plan to grow our operations and offerings through expansion in existing international markets and by partnering with our CPGs and retailers to enter new geographies that are important to them. Further expansion into international markets will require management attention and resources and we have limited experience entering new geographic markets. Entering new foreign markets will require us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our business model. In some countries, we will compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. As we expand internationally, we will be subject to risks of doing business internationally, including the following:

—	competition with strong local competitors and preference for local providers, or foreign companies entering the same markets;
—	the cost and resources required to localize our platform;
—

burdens of complying with a wide variety of different laws and regulations, including intellectual property laws and regulation of digital coupon terms, Internet services, privacy and data protection, anti-competition regulations and different liability standards, which may limit or prevent us from offering of our solutions in some jurisdictions or limit our ability to enforce contractual obligations;

—	differences in how trade promotion spending is allocated;
—	differences in the way digital coupons and advertising are delivered and how consumers access and use digital coupons;
—	technology compatibility;
—	difficulties in recruiting and retaining qualified employees and managing foreign operations;
—	different employee/employer relationships and the existence of workers’ councils and labor unions;
—	shorter payment cycles, different accounting practices and greater problems in collecting accounts receivable;
—	higher product return rates;
—	seasonal reductions in business activity;
—	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash; and
—	political and economic instability.

Changes in the U.S. taxation of international activities may increase our worldwide effective tax rate and harm our financial condition and results of operations. The taxing authorities of the jurisdictions in which we plan to operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations. Significant judgment will be required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there will be many transactions and calculations for which the ultimate tax determination is uncertain. As we expand our business to operate in numerous taxing jurisdictions, the application of tax laws may be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In particular, there is uncertainty in relation to the U.S. tax legislation in terms of the future corporate tax rate but also in terms of the U.S. tax consequences of income derived from intellectual property earned overseas in low tax jurisdictions.

Our planned corporate structure and intercompany arrangements will be implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits which we intend to eventually derive could be undermined if we are unable to adapt the manner in which we operate our business and due to changing tax laws.

Our failure to manage these risks and challenges successfully could materially and adversely affect our business, financial condition and results of operations.

We are exposed to fluctuations in currency exchange rates and interest rates.

To date, we have generated almost all of our revenues from within the United States. As a result, we currently do not have significant revenues or expenses in our international operations and we do not hedge our foreign currency exchange risk. However, we plan to grow our operations and offerings through expansion in existing international markets and by partnering with our existing CPGs and retailers to enter new geographies that are important to them. As we expand our business outside the United States we will face exposure to adverse movements in currency exchange rates. Our foreign operations will be exposed to foreign exchange rate fluctuations as the financial results are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenues, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transaction will result in decreased revenues, operating expenses and net income. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. Our risks related to currency fluctuations will increase as our international operations become an increasing portion of our business. In addition, we face exposure to fluctuations in interest rates which may impact our investment income unfavorably.

The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of the key members of our management team, including Steven R. Boal, our Chief Executive Officer. Mr. Boal is one of our founders and his leadership has played an integral role in our growth. Key institutional knowledge remains with a small group of long-term employees and directors whom we may not be able to retain. The loss of key personnel, including key members of management as well as our marketing, sales, product development and technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. Moreover, some of our management, including our chief financial officer, are new to our team.

As we become a more mature company, we may find our recruiting and retention efforts more challenging. We are seeking to continue to hire a significant number of personnel, including certain key management personnel. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

Our management team has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that will be subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely impact our business operations.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity financing may dilute the interests of our stockholders, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state law provisions, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If our existing NOLs are subject to limitations arising from ownership changes, possibly including, but not limited to, our initial public offering, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, also could result in an ownership change under Section 382 of the Code. There is also a risk that our NOLs could expire, or otherwise be unavailable to offset future income tax liabilities due to changes in the law, including regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we attain profitability.

Risks Related Ownership of our Common Stock

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock has been, and is likely to continue to be, subject to wide fluctuations and could subject us to litigation.

The price of our stock may change in response to variations in our operating results and also may change in response to other factors, including factors specific to technology companies, many of which are beyond our control. As a result, our stock price may experience significant volatility. Among other factors that could affect our stock price are:

—	the financial projections that we or analysts may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections;
—	actual or anticipated changes or fluctuations in our results of operations;
—	whether our results of operations meet the expectations of securities analysts or investors;
—	the development and sustainability of an active trading market for our common stock;
—	price and volume fluctuations in the overall stock market from time to time;
—	fluctuations in the trading volume of our shares or the size of our public float;
—	success of competitive products or services;
—	the public’s response to press releases or other public announcements by us or others, including our filings with the Securities and Exchange Commission, or SEC;
—	announcements relating to litigation;
—	speculation about our business in the press or the investment community;
—	future sales of our common stock by our significant stockholders, officers and directors;
—	changes in our capital structure, such as future issuances of debt or equity securities;
—	our entry into new markets;
—	regulatory developments in the United States or foreign countries;
—	strategic actions by us or our competitors, such as acquisitions or restructurings; and
—	changes in accounting principles.

In addition, the stock market in general has experienced substantial price and volume volatility that is often seemingly unrelated to the operating results of any particular companies. Moreover, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

Substantial future sales of shares by our stockholders could negatively affect our stock price.

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 77,522,238 shares of common stock outstanding as of March 31, 2014, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

All of the shares of common stock sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. Substantially all of the remaining 77,522,238 shares of common stock outstanding as of March 31, 2014, will be restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of our prospectus issued on March 6, 2014 pursuant to Rule 424(b) of the Securities Act. Goldman, Sachs & Co. may, in its sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period.

Our equity incentive plans allow us to issue, among other things, stock options, restricted stock and restricted stock units and we have filed a registration statement under the Securities Act to cover the issuance of shares upon the exercise or vesting of awards granted under those plans. As a result, any shares issued or granted under the plans after the completion of our public offering also will be freely tradable in the public market, subject to lock-up agreements as applicable. If equity securities are issued under the plans and it is perceived that they will be sold in the public market, then the price of our common stock could decline substantially.

Holders of 40,912,253 shares of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of such shares or to include such shares in registration statements that we may file for us or other stockholders. Once we have registered the resale of these shares, they can be sold in the public market. If these additional shares are sold, or it is perceived that they will be sold, the trading price of our common stock could decline.

The concentration of our common stock ownership with our executive officers, directors and affiliates will limit your ability to influence corporate matters.

We anticipate that our executive officers, directors and owners of 5% or more of our outstanding common stock together own approximately 61.3% of our outstanding common stock, based on the number of shares outstanding as of December 31, 2013. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the New York Stock Exchange, or the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it concludes that our internal control is not effective.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the price of our common stock.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenues; the date we are deemed a “large accelerated filer” as defined in the Exchange Act; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will have broad discretion in using our net proceeds from our public offering, and the benefits from our use of the proceeds may not meet investors’ expectations.

Our management has broad discretion over the allocation of the net proceeds that we received in our initial public offering as well as over the timing of their use without stockholder approval. We have not yet determined how the net proceeds we received in our initial public offering will be used, other than for working capital and other general corporate purposes. We may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, solutions or businesses that complement our business. Additionally, we also may use a portion of the net proceeds to satisfy our anticipated tax withholding and remittance obligations related to the settlement of our outstanding RSUs. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of our net proceeds from our public offering. Our failure to apply these proceeds effectively could cause our business to suffer.

If securities analysts do not publish research or if securities analysts or other third parties publish inaccurate or unfavorable research about us, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that securities analysts and other third parties choose to publish about us. We do not control these analysts or other third parties. The price of our common stock could decline if one or more securities analysts downgrade our common stock or if one or more securities analysts or other third parties publish inaccurate or unfavorable research about us or cease publishing reports about us.

We do not intend to pay dividends for the foreseeable future.

We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends on our common stock. The terms of our credit and security agreement also restrict our ability to pay dividends. As a result, you can expect to receive a return on your investment in our common stock only if the market price of the stock increases.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. Amongst other things, these provisions:

—	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to defend against a takeover attempt;
—

establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

—	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;
—	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;
—	prevent stockholders from calling special meetings; and
—	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder.

We may expend substantial funds in connection with the tax liabilities that arise upon the initial settlement of RSUs in connection with our initial public offering, and the manner in which we fund that expenditure may have an adverse effect on our financial condition.

We may expend substantial funds to satisfy tax withholding and remittance obligations when we settle a portion of our RSUs granted prior to our initial public offering. Our RSUs vest upon the satisfaction of both a service condition and a liquidity-event condition. The service condition for the majority of the RSUs is satisfied over a period of four years. The liquidity-event condition will be satisfied on the earlier of (i) six months after the effective date of our initial public offering or (ii) March 15, 2015; and (iii) the time immediately prior to the consummation of a change in control. On the settlement dates for the RSUs, we may withhold shares and remit income taxes on behalf of the holders of the RSUs at the applicable minimum statutory rates, which we refer to as a net settlement. We expect the applicable minimum statutory rates to be approximately 40% on average, and the income taxes due would be based on the then-current value of the underlying shares of our common stock. Based on the number of RSUs outstanding as of December 31, 2013 for which the service condition had been satisfied on that date, and assuming (i) the liquidity-event condition had been satisfied on that date and (ii) that the price of our common stock at the time of settlement was equal to the initial public offering price of $16.00 per share, we estimate that this tax obligation on the initial settlement date would be approximately $4.9 million in the aggregate. The amount of this obligation could be higher or lower, depending on the price of our common stock on the initial settlement date for the RSUs. To settle these RSUs on the initial settlement date, assuming a 40% tax withholding rate, if we choose to undertake a net settlement of all of these awards, we would expect to deliver an aggregate of approximately 563,000 shares of our common stock to RSU holders and withhold an aggregate of approximately 375,000 shares of our common stock. In connection with these net settlements, we would withhold and remit the tax liabilities on behalf of the RSU holders to the relevant tax authorities in cash.

If we choose to undertake a net settlement of our RSUs, then in order to fund the tax withholding and remittance obligations on behalf of our RSU holders, we would expect to use a substantial portion of our cash and cash equivalent balances, or, alternatively, we may choose to borrow funds or a combination of cash and borrowed funds to satisfy these obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

From January 1, 2014 through March 31, 2014, pursuant to our Equity Incentive Plans, we granted to our employees, consultants and other service providers (i) options to purchase an aggregate of 46,875 shares of common stock at an exercise price of $16.00 per share.

From January 1, 2014 through March 31, 2014, we issued and sold an aggregate of 1,377,391 shares of our common stock to employees and former employees at a weighted-average exercise price of approximately $2.12 per share pursuant to exercises of options granted under our 2006 Stock Plan.

The issuances and sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

In March 2014, we issued an aggregate of 400,000 shares of common stock upon the exercise of a warrant at an exercise price per share of $4.03, for an aggregate exercise price of $1,610,000. The issuance of such shares was exempt from the registration requirements the Securities Act pursuant to Section 4(2) of the Securities Act.

In March 2014, in connection with the completion of our initial public offering, all 41,529,721 shares of our then-outstanding preferred stock were automatically converted into 41,580,507 shares of common stock. The issuance of such shares was exempt from the registration requirements the Securities Act of 1933, or the Securities Act, pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act. We received no additional consideration for such automatic conversions.

In January 2014, we completed the acquisition of a privately-held company, pursuant to which we issued 1,000,040 shares of our common stock to stockholders of the acquired entity as part of the transaction consideration. No underwriters were involved in the foregoing sales of securities. The issuance of such shares was deemed to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering or Regulation S of the Securities Act.

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration Nos. 333-193692 and 333-194388) relating to our initial public offering was declared effective by the SEC on March 6, 2014, and the offering commenced the following day. Goldman, Sachs & Co., Allen & Company LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and RBC Capital Markets, LLC acted as bookrunners for the offering.

We registered 10,500,000 shares of common stock, plus 1,575,000 additional shares to cover the underwriters’ over-allotment option. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $193,200,000. On March 12, 2013, we closed the initial public offering in which we sold 12,075,000 shares of our common stock (underwriters’ over-allotment option) and the offering terminated. All sales were at the initial public offering price of $16.00 per share, for an aggregate offering price of $193,200,000.

Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:

—	Underwriting discounts and commissions — $13,524,000
—	Other expenses — approximately $5,396,000
—	Total expenses — approximately $18,920,000

The other expenses and total expenses provided above are estimates. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10% or more of our common stock. None of such payments were direct or indirect payments to others. The net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above was approximately $174.3 million.

We currently do not have specific plans for the use of the net proceeds that we have received from our initial public offering. Accordingly, we have broad discretion in using the net proceeds that we received from the offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on March 7, 2014.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUPONS.COM INCORPORATED

Dated: May 8, 2014	By:	/s/ Steven R. Boal
Steven R. Boal
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2014	By:	/s/ Mir Aamir
Mir Aamir
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
*

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.