Form 10-Q
period 2014-06-30
COUPONS.com Inc
filed 2014-08-07
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 5, 2014, the registrant had 77,618,235 shares of common stock outstanding.

COUPONS.COM INCORPORATED

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$222,031	$38,972
Accounts receivable, net of allowance for doubtful accounts of $400 and $332 at June 30, 2014 and December 31, 2013, respectively	44,060	42,185
Prefunded coupons cash deposits	1,497	920
Prepaid expenses and other current assets	4,252	3,100
Total current assets	271,840	85,177
Property and equipment, net	27,820	29,942
Intangible assets, net	3,597	1,813
Goodwill	17,880	9,887
Deferred tax assets	900	195
Other assets	3,728	7,222
Total assets	$325,765	$134,236
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,703	$5,589
Accrued compensation and benefits	10,490	13,721
Other current liabilities	14,790	13,699
Prefunded coupons cash obligations	1,497	920
Deferred revenues	7,740	6,751
Debt obligations	7,500	7,500
Debt obligations, related party	15,999	15,577
Total current liabilities	65,719	63,757
Other non-current liabilities	569	1,046
Deferred rent	940	1,222
Deferred tax liabilities	900	195
Total liabilities	68,128	66,220
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, $0.00001 par value—no shares authorized, issued and outstanding, and aggregate liquidation preference of $0 at June 30, 2014; 50,437,000 shares authorized and 41,529,721 shares issued and outstanding, and aggregate liquidation preference of $282,990 at December 31,2013	—	270,262
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at June 30, 2014; no shares authorized, issued or outstanding at December 31, 2013	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized and 82,419,992 shares issued and 77,575,086 outstanding at June 30, 2014; 96,000,000 shares authorized and 25,934,206 shares issued and 21,089,300 outstanding at December 31, 2013	1	—
Additional paid-in capital	509,179	28,403
Treasury stock, at cost	(61,935)	(61,935)
Accumulated other comprehensive income (loss)	82	37
Accumulated deficit	(189,690)	(168,751)
Total stockholders’ equity (deficit)	257,637	(202,246)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$325,765	$134,236

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$51,715	$39,089	$103,216	$75,579
Costs and expenses:
Cost of revenues	20,884	12,933	41,403	25,734
Sales and marketing	17,621	14,167	37,132	29,070
Research and development	10,981	9,651	27,248	20,604
General and administrative	8,857	5,002	17,907	10,898
Total costs and expenses	58,343	41,753	123,690	86,306
Loss from operations	(6,628)	(2,664)	(20,474)	(10,727)
Interest expense	(300)	(229)	(602)	(435)
Other income (expense), net	31	5	(107)	34
Loss before benefit from income taxes	(6,897)	(2,888)	(21,183)	(11,128)
Benefit from income taxes	—	—	(244)	—
Net loss	$(6,897)	$(2,888)	$(20,939)	$(11,128)

Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.15)	$(0.37)	$(0.60)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	77,549	18,903	56,161	18,623

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(6,897)	$(2,888)	$(20,939)	$(11,128)
Other comprehensive income (loss):
Foreign currency translation adjustments	33	12	45	(117)
Comprehensive loss	$(6,864)	$(2,876)	$(20,894)	$(11,245)

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(20,939)	$(11,128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,822	3,388
Stock-based compensation	21,253	2,554
Accretion of debt discount	113	113
Loss on disposal of property and equipment	4	37
Provision for doubtful accounts	79	100
Benefit from deferred income taxes	(244)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,755)	(4,166)
Prepaid expenses and other current assets	262	(594)
Accounts payable and other current liabilities	2,494	(1,027)
Accrued compensation and benefits	(3,298)	(2,428)
Deferred revenues	957	732
Other	309	298
Net cash provided by (used in) operating activities	6,057	(12,121)

Cash flows from investing activities:
Purchases of property and equipment	(4,970)	(10,973)
Business acquisition, net of acquired cash	859	—
Purchases of intangible assets	(16)	—
Net cash used in investing activities	(4,127)	(10,973)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,031	973
Proceeds from initial public offering, net of offering costs	176,525	—
Exercise of warrant	1,610	498
Principal payments on capital lease obligations	(28)	(21)
Net cash provided by financing activities	181,138	1,450
Effect of exchange rates on cash and cash equivalents	(9)	3
Net increase (decrease) in cash and cash equivalents	183,059	(21,641)
Cash and cash equivalents at beginning of period	38,972	58,395
Cash and cash equivalents at end of period	$222,031	$36,754

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
—

The Company recognized stock-based compensation expense of $17.9 million during the six months ended June 30, 2014 associated with restricted stock units (“RSUs”). Please see Note 9 (Stock-based Compensation) for further discussion.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the amendments in the first quarter of 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments.

3. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis is as follows (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$14,923	$—	$—	$14,923
Total	$14,923	$—	$—	$14,923

Included in cash and cash equivalents				$14,923

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$14,918	$—	$—	$14,918
Total	$14,918	$—	$—	$14,918

Included in cash and cash equivalents				$14,918

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

4. Provision for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$347	$291	$332	$270
Bad debt expense	65	50	79	100
Recoveries (write-offs), net	(12)	(2)	(11)	(31)
Balance at end of period	$400	$339	$400	$339

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Computer equipment	$15,679	$15,172
Software	28,384	5,294
Furniture and fixtures	1,583	1,611
Leasehold improvements	2,225	2,211
Total	47,871	24,288
Accumulated depreciation and amortization	(22,310)	(17,491)
Projects in process	2,259	23,145
Property and equipment, net	$27,820	$29,942

Depreciation and amortization expense of property and equipment was $3,339,000 and $6,206,000 for the three and six months ended June 30, 2014, respectively, and $1,510,000 and $3,002,000 for the three and six months ended June 30, 2013, respectively.

During the quarter ended March 31, 2014, the Company’s internally developed next generation integrated point of sale digital coupon delivery solution was ready for its intended use and, accordingly, $23,130,000 was reclassified from projects in process to software within property and equipment, net on the accompanying condensed consolidated balance sheets. The Company recognized $1,960,000 and $3,391,000 amortization expense in cost of revenues related to the capitalized new software platform during the three and six months ended June 30, 2014.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Bonus	$3,509	$5,949
Payroll and related expenses	1,295	1,131
Commissions	2,887	4,297
Vacation	2,799	2,344
Accrued compensation and benefits	$10,490	$13,721

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Legal and professional fees	$1,422	$1,742
Marketing expenses	2,143	1,492
Distribution fees	5,914	5,628
Accrued property and equipment	1,047	1,252
Deferred rent	486	453
Other	3,778	3,132
Other current liabilities	$14,790	$13,699

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

7. Goodwill and Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The changes in the carrying value of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2013	$9,887
Acquisition of Yub	7,971
Foreign currency translation	22
Balance as of June 30, 2014	$17,880

Intangible assets consist of the following (in thousands):

	June 30, 2014 Gross	Accumulated Amortization	Foreign Currency Translation	June 30, 2014 Net	Weighted Average Amortization Period (Years)
Domain names	$3,180	$(2,539)	$—	$641	4
Patents	975	(520)	—	455	7
Customer relationships	2,228	(1,412)	73	889	3
Vendor relationships	890	(112)	—	778	4
Developed technologies	1,288	(523)	—	765	4
Trade names	167	(106)	8	69	2
	$8,728	$(5,212)	$81	$3,597	4

	December 31, 2013 Gross	Accumulated Amortization	Foreign Currency Translation	December 31, 2013 Net	Weighted Average Amortization Period (Years)
Domain names	$2,638	$(2,376)	$—	$262	1
Patents	900	(470)	—	430	7
Customer relationships	2,052	(1,239)	51	864	3
Developed technologies	596	(420)	—	176	3
Trade names	167	(91)	5	81	3
	$6,353	$(4,596)	$56	$1,813	4

Amortization expense related to intangible assets subject to amortization was $311,000 and $616,000 for the three and six months ended June 30, 2014, respectively, and $193,000 and $386,000 for the three and six months ended June 30, 2013. Estimated future amortization expense of intangible assets as of June 30, 2014 is as follows (in thousands):

Total
2014, remaining six months	$592
2015	1,046
2016	932
2017	559
2018	324
2019 and beyond	144
Total estimated amortization expense	$3,597

8. Debt Obligations

2013 Credit and Security Agreement

In September 2013, the Company entered into an agreement with a commercial bank to establish an accounts receivable based revolving line of credit. The maximum amount available for borrowing under the revolving credit facility is the lesser of $25,000,000 (which can be increased to $30,000,000 if certain conditions are met) or an amount equal to 85% of certain eligible accounts, which excludes accounts that are over 60 days outstanding from the original due date. The revolving line of credit has a maturity date of September 30, 2016 and may be repaid and redrawn at any time prior to the maturity date. Interest is charged at a floating interest rate based on the daily three month LIBOR, plus an applicable margin.  In May 2014, the Company entered into an amendment, which revised the applicable margin from 2.75% to 2.00% and the financial reporting intervals from monthly to quarterly reporting.  Interest was 2.25% at June 30, 2014. The Company is also required to pay a commitment fee on the unused portion of the revolving credit facility equal to 0.25% per annum. As of June 30, 2014 and December 31, 2013, $7,500,000 was outstanding under the revolving line of credit. The revolving credit facility is secured by substantially all of the Company’s assets, and is subject to certain financial and non-financial covenants, including financial reporting. As of June 30, 2014, the Company was in compliance with the financial and non-financial covenants under the credit and security agreement.

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

	Six Months Ended June 30,
	2014	2013
Expected life (in years)	6.08	6.08
Risk-free interest rate	2.33%	1.09%
Volatility	55%	51%
Dividend yield	—	—

The weighted-average grant-date fair value of options granted was $8.60 and $1.80 per share during the six months ended June 30, 2014 and 2013, respectively.  No options were granted during the three months ended June 30, 2014 and 2013.

Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of grant. RSUs granted prior to the Company’s IPO have a contractual term of seven years and vest upon the satisfaction of both a service condition and a liquidity-event condition. The service condition is satisfied as to 25% of the RSUs on each of the first four anniversaries of the vesting commencement date. The liquidity-event condition is satisfied upon the earlier of (i) six months after the effective date of the IPO or (ii) March 15 of the calendar year following the year in which the IPO was declared effective; and (iii) the time immediately prior to the consummation of a change in control. The vesting condition that will be satisfied six months following the Company’s IPO does not affect the expense attribution period for the RSUs for which the service condition has been met as of the date of the Company’s IPO. This six-month period is not a substantive service condition and, accordingly, beginning on the effectiveness of the Company’s IPO in March 2014, the Company recognized a cumulative stock-based compensation expense for the portion of the RSUs that had met the service condition as of the date of the Company’s IPO.

RSUs granted on or after the Company’s IPO have similar terms as the RSUs granted prior to the Company’s IPO, but are not subject to a liquidity-event condition in order to vest, and the compensation expense is recognized on a straight-line basis over the applicable service period.

A summary of the Company’s stock option and RSUs award activity under the Plan is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2013	2,035,282	12,635,707	$5.87	7.02	$68,944	4,521,191	$5.59
Increase in shares authorized	4,000,000
Options granted	(46,875)	46,875	16.00
Options exercised	—	(1,430,239)	2.12		11,912
Options canceled or expired	29,802	(29,802)	6.49
RSUs granted	(3,106,663)					3,106,663	17.95
RSUs canceled or expired	282,777					(282,777)	8.84
Balance as of June 30, 2014	3,194,323	11,222,541	6.39	6.80	223,590	7,345,077	10.70
Vested and expected to vest as of June 30, 2014		10,546,146	6.10	6.69	213,241
Vested and exercisable as of June 30, 2014		7,163,304	3.25	5.69	165,160

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of shares which vested during the three and six months ended June 30, 2014 was $854,000 and $1,859,000, respectively, and during the three and six months ended June 30, 2013 was $1,404,000 and $2,988,000, respectively.

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

Six Months Ended June 30, 2014
Expected life (in years)	0.62
Risk-free interest rate	0.08%
Volatility	55%
Dividend yield	—

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from RSUs, stock options and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$523	$85	$2,100	$171
Sales and marketing	1,284	322	5,401	704
Research and development	1,760	271	7,270	571
General and administrative	3,094	390	6,482	1,108
Total stock-based compensation expense	$6,661	$1,068	$21,253	$2,554

As of June 30, 2014, there was $59,263,000 of unrecognized stock-based compensation expense (net of estimated forfeitures), of which $10,028,000 is related to stock options and ESPP shares and $49,235,000 is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of June 30, 2014 will be amortized over a weighted-average period of 2.7 years. The total unrecognized stock-based compensation expense related to RSUs as of June 30, 2014 will be amortized over a weighted-average period of 3.5 years.

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

12. Income Taxes

The Company recorded a net income tax benefit of $0 and $244,000 during the three and six months ended June 30, 2014, respectively. The benefit from income taxes was due to acquired net deferred tax liabilities as part of the Yub acquisition.  These additional deferred tax liabilities create a new source of taxable income, which requires the release of a portion of the Company’s deferred tax asset valuation allowance with a related reduction in income tax expense. The Company recorded no income tax expense during the three and six months ended June 30, 2013.

13. Net Loss per Share

The computation of the Company’s basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(6,897)	$(2,888)	$(20,939)	$(11,128)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	77,549	18,903	56,161	18,623

Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.15)	$(0.37)	$(0.60)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Six Months Ended June 30,
	2014	2013
Redeemable convertible preferred stock	—	41,581
Stock options and ESPP	11,349	11,024
Restricted stock units	7,345	3,602
Warrants	—	400
	18,694	56,607

14. Commitments and Contingencies

Leases

The Company leases office space under noncancelable operating leases with lease terms ranging from one to five years. Additionally, the Company leases certain equipment under noncancelable operating leases at its facilities and its leased data center operations.

Aggregate Future Contractual Obligations and Lease Commitments

As of June 30, 2014, the Company’s minimum payments under its noncancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2014, remaining six months	$1,557	$34
2015	3,207	68
2016	3,047	52
2017	172	22
2018	126	18
2019 and thereafter	109	1
Total minimum payments	$8,218	$195

Less: Amount representing interest		16
Present value of capital lease obligations		179
Less: Current portion		60
Capital lease obligation, net of current portion		$119

Other Future Commitments

The Company has long-term commitments related to technology development and support for the years 2014 to 2016 in the amount of $6,083,000.

The Company also has other long-term commitments for the years 2014 to 2034 in the amount of $7,520,000 for marketing arrangements.

The Company entered into service agreements under which the Company is obligated to prepay non-refundable payments up to $19,250,000 over three years or earlier upon achievement of certain milestones. As of June 30, 2014, the Company made payments of $3,250,000.

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

The Company believes that liabilities associated with any claims are not probable and any reasonably possible range of losses cannot be estimated at this time, therefore the Company has not recorded any accrual for claims as of June 30, 2014 and December 31, 2013.

15. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these condensed consolidated financial statements taken as a whole.

16. Subsequent Event

On August 4, 2014, the Company acquired the assets of Eckim, LLC, a marketing company specializing in search engine management for e-commerce.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our prospectus filed on March 7, 2014 with the U.S. Securities and Exchange Commission (the “SEC”). In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences are described in “Risk Factors” set forth in our prospectus and elsewhere in this Quarterly Report on Form 10-Q.

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

Second Quarter 2014 Overview

Quarterly revenues of $51.7 million for the second quarter of 2014 increased $12.6 million or 32% from revenues of $39.1 million in the second quarter of 2013. Our net loss of $6.9 million increased $4.0 million for the second quarter of 2014 compared to the net loss of $2.9 million for the corresponding period of 2013.  The year over year increase in our quarterly revenue is primarily related to an increase in the number of transactions completed in the second quarter of 2014 of 383.7 million from 314.8 million for the second quarter of 2013.  The increase in our net loss in the second quarter of 2014 compared to the same period in 2013 was primarily driven by increased stock-based compensation expense of $4.8 million associated with RSUs and increased costs of revenues associated with amortization expense and support costs for our new point of sale solution of approximately $3.9 million.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	(in thousands, except percentages)
Revenues	$51,715	100.0%	$39,089	100.0%	$103,216	100.0%	$75,579	100.0%
Cost of revenues	20,884	40.4%	12,933	33.1%	41,403	40.1%	25,734	34.0%
Gross profit	30,831	59.6%	26,156	66.9%	61,813	59.9%	49,845	66.0%
Operating expenses:
Sales and marketing	17,621	34.1%	14,167	36.2%	37,132	36.0%	29,070	38.5%
Research and development	10,981	21.2%	9,651	24.7%	27,248	26.4%	20,604	27.3%
General and administrative	8,857	17.1%	5,002	12.8%	17,907	17.3%	10,898	14.4%
Total operating expenses	37,459	72.4%	28,820	73.7%	82,287	79.7%	60,572	80.2%
Loss from operations	(6,628)	(12.8)%	(2,664)	(6.8)%	(20,474)	(19.8)%	(10,727)	(14.2)%
Interest expense	(300)	(0.6)%	(229)	(0.6)%	(602)	(0.6)%	(435)	(0.6)%
Other income (expense), net	31	0.1%	5	—%	(107)	(0.1)%	34	—%
Loss before benefit from income taxes	(6,897)	(13.3)%	(2,888)	(7.4)%	(21,183)	(20.5)%	(11,128)	(14.8)%
Benefit from income taxes	-	—%	—	—%	(244)	(0.2)%	—	—%
Net loss	$(6,897)	(13.3)%	$(2,888)	(7.4)%	$(20,939)	(20.3)%	$(11,128)	(14.8)%

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Revenues	$51,715	$39,089	$12,626	32%	$103,216	$75,579	$27,637	37%

Revenues for the three and six months ended June 30, 2014 increased by $12.6 million, or 32% and $27.6 million, or 37%, respectively, compared to the same periods in 2013. The increases in revenues for the three and six months ended June 30, 2014 compared to the same periods in 2013 were primarily attributable to increases in the number of transactions and to a lesser extent from increases in advertising revenues.  Transactions during the three and six months ended June 30, 2014 increased to 383.7 million from 314.8 million and to 791.5 million from 626.6 million, respectively, compared to the same periods in 2013. Revenues from digital promotion and display advertisements for the three and six months ended June 30, 2014 accounted for 74% and 26% and 77% and 23%, respectively, of total revenues compared to 79% and 21% and 81% and 19%, respectively, for the same periods in 2013.

We expect to see effects of seasonality on our business from quarter over quarter in the future.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Cost of revenues	$20,884	$12,933	$7,951	61%	$41,403	$25,734	$15,669	61%
Gross profit	$30,831	$26,156	$4,675	18%	$61,813	$49,845	$11,968	24%
Gross margin	60%	67%			60%	66%

Cost of revenues for the three and six months ended June 30, 2014 increased by $8.0 million, or 61% and $15.7 million, or 61%, respectively, compared to the same periods in 2013. The increases were primarily due to higher distribution fees and third-party service fees, increased costs associated with the deployment of our new point of sale solution, and to a lesser extent higher headcount and related expenses.  The increases in distribution fees and third-party service fees were related to the increased number of transactions subject to fees completed through our platform.  The increases in costs related to our new point of sale solution were primarily related to amortization expense and support costs incurred as a result of the deployment of our new point of sale solution in the first quarter of 2014.  The increases in headcount related costs were primarily due to higher stock-based compensation related to RSUs and to a lesser extent, higher salaries and related costs.  For the three and six months ended June 30, 2014, distribution and third-party service fees increased $2.8 million and $6.0 million, respectively, compared to the same periods of 2013. Costs associated with the deployment of our new point of sale solution increased $3.9 million and $6.5 million for the three and six months ended June 30, 2014, respectively, compared to the same periods of 2013.

Gross margin for the three and six months ended June 30, 2014 decreased to 60% from 67% and 66%, respectively, compared to the same periods in 2013. The decrease in gross margin is primarily due to the combined impact from increased costs from our new point of sale solution and increased stock-based compensation related to RSUs, partially offset by expense leverage from fixed costs and increases in advertising revenues.

We expect that the costs associated with our new point of sale solution will continue to increase in the future in absolute dollars as we continue to deploy our solution to retailers. We also believe that as the number of transactions increase, including those on our new point of sale solution, that our cost of revenues as percentage of revenues will decrease as we achieve increased operational efficiencies.

Sales and marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$17,621	$14,167	$3,454	24%	$37,132	$29,070	$8,062	28%
Percent of revenues	34%	36%			36%	38%

Sales and marketing expenses for the three and six months ended June 30, 2014 increased $3.5 million, or 24% and $8.1 million, or $28%, respectively, compared to the same periods in 2013. The increases were primarily due to promotional and advertising costs and headcount and related costs.  The increases in our promotional and advertising costs were required to support our business objectives and the growth in revenues.  The increases in our headcount  related costs were primarily related to increases in stock-based compensation related to RSUs and to a lesser extent, increased salaries and new hire costs required to support our growth and business objectives, and higher commission expenses related to the increases in revenues. For the three and six months ended June 30, 2014, promotional and advertising costs increased $2.3 million and $1.9 million, respectively, compared to the same periods in 2013.  For the three and six months ended June 30, 2014, headcount and related costs increased $1.0 million and $5.5 million, respectively, compared to the same periods in 2013.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to incur costs to support our growth and business objectives.

Research and development

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Research and development	$10,981	$9,651	$1,330	14%	$27,248	$20,604	$6,644	32%
Percent of revenues	21%	25%			26%	27%

Research and development expenses for the three and six months ended June 30, 2014 increased $1.3 million, or 14% and $6.6 million, or 32% compared to the same period in 2013. The increases were primarily related to the combined effect from increased headcount and related costs partially offset by a decrease in research and development support services costs. The increases in headcount related expenses were primarily driven by increased stock-based compensation and to a lesser extent higher salaries. The increase in stock-based compensation was related to RSUs and the increased salaries and was due to our continued investment in our growth and business technology objectives.  The decreases in research and development support services were primarily due to the deployment of our new point of sales solution in January of 2014 resulting in the post deployment costs being recorded as a component of costs of revenues.

For the three months ended June 30, 2014, headcount and related costs increased $1.9 million, including increases in stock-based compensation of $1.5 million and were partially offset by a decrease in the costs of our research and development support services, compared to the same period in 2013.  For the six months ended June 30, 2014, headcount and related costs increased $7.9 million, including increases in stock-based compensation of $6.7 million and were partially offset by a decrease in the costs of our research and development consultation and support services of $1.5 million compared to the same period in 2013.

During the three and six months ended June 30, 2014, we capitalized internal use software development costs related to our new point of sale solution of $0.9 million and $2.2 million, respectively, compared to $1.3 million and $3.6 million during the same periods in 2013.

We anticipate that we will decrease our use of third-party services in the future. We believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

General and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$8,857	$5,002	$3,855	77%	$17,907	$10,898	$7,009	64%
Percent of revenues	17%	13%			17%	14%

General and administrative expenses for the three and six months ended June 30, 2014 increased $3.9 million, or 77% and $7.0 million, or 64% compared to the same period in 2013. The increases were primarily due to headcount  related costs from higher stock-based compensation and to a lesser extent from higher salaries and new hire costs. The increases in stock-based compensation were primarily related to RSUs. The increases in salaries and new hire costs were to support our growth as well as the activities of a public company.  For the three and six months ended June 30, 2014, headcount and related costs increased $3.8 million and $7.4 million, including increases in stock-based compensation of $2.7 million and $5.4 million, and increases in salaries and new hire cost of $1.1 million and $2.0 million, respectively, compared to the same periods in 2013.

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

Interest expense and Other income (expense), Net

	Three Months Ended June 30,					Six Months Ended June 30,
	2014	2013	$ Change	% Change		2014	2013	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$(300)	$(229)	$(71)	31%		$(602)	$(435)	$(167)	38%
Other income (expense), net	31	5	26	*	%	(107)	34	(141)	*	%
	$(269)	$(224)	$(45)	*	%	$(709)	$(401)	$(308)	*	%

*	Not meaningful.

The increase in interest expense and other income (expense), net for the three and six months ended June 30, 2014 was primarily due to interest expense resulting from borrowings of $15.0 million in the fourth quarter of 2012 and $7.5 million during the third quarter of 2013 compared to the same periods in 2013.

Benefit from income taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Benefit from income taxes	$—	$—	$—	—	$(244)	$—	$(244)	100%

Our benefit from income taxes for the three and six months ended June 30, 2014 was related to the deferred tax liabilities that arose from intangible assets acquired as part of the Yub acquisition which occurred during the first quarter of 2014.  These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense. We recorded no similar benefit or provision for income taxes during the three and six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014 we had $222.0 million in cash and cash equivalents. We expect that operating expenses will constitute a material use of our cash balances. In the near term, although we intend to continue to manage our operating expenses in line with our existing cash and available financial resources, we anticipate that we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth and the change in the status of our business from a private company to a public company.  As a public company, we expect to incur future significant legal, accounting, regulatory compliance and other costs that we did not incur in the periods prior to our IPO on March, 7, 2014.  In addition, we may use cash to fund acquisitions or invest in other businesses or technologies.

Prior to 2014, we have financed our operations and capital expenditures through private sales of preferred stock, term debt financing, exercise of stock options and cash flows from operations.  Since our inception we have issued $283.0 million of preferred stock, of which we used $70.3 million of the proceeds to repurchase shares of common stock and preferred stock. In addition, we have raised $39.0 million in aggregate principal amount through debt. More recently in March 2014, we completed our IPO in which we issued and sold 12,075,000 shares of common stock at a public offering price of $16.00 per share for which we received proceeds of $179.7 million which is net of underwriting discounts and commissions of $13.5 million, but before deducting offering expenses of $5.4 million.

As of June 30, 2014, we had available a revolving line of credit facility with a commercial bank that provided for advances of up to $30.0 million (if certain conditions are met) which is based on eligible accounts receivable. As of June  30, 2014, we had $7.5 million was outstanding on this credit facility and we were in compliance with the financial and non-financial covenants under the credit agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flows provided by (used in) operating activities	$6,057	$(12,121)
Cash flows used in investing activities	(4,127)	(10,973)
Cash flows provided by financing activities	181,138	1,450
Effects of exchange rates on cash	(9)	3
Increase (decrease) in cash and cash equivalents	$183,059	$(21,641)

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

Cash provided by operating activities during the six months ended June 30, 2014 of $6.1 million was the result of a non-cash expenses of $28.2 million, which included depreciation and amortization, provision for doubtful accounts, and stock-based compensation, offset by net loss of $20.9 million. These non-cash expenses increased primarily due to capital expenses and headcount growth, primarily related to continued investment in our business and stock-based compensation expense for RSUs. The remaining effect was from the net change in working capital items, primarily an increase in accounts payable and other current liabilities of $2.5 million and increase in deferred revenues of $1.0 million, offset by decrease in accrued compensation and benefits of $3.3 million and an increases in accounts receivable of $1.8 million.  The changes in working capital items were primarily due to the timing of payments and receipt of invoices, timing of the receipt of payments and prepayment of expenses.

Cash used in operating activities during the six months ended June 30, 2013 of $12.1 million was the result of a net loss of $11.1 million, offset by non-cash expenses of $5.9 million, which included depreciation and amortization and stock-based compensation. These non-cash expenses increased due to capital expenses and headcount growth, primarily related to continued investment in our business. The remaining effect was from the net change in working capital items, primarily an increase in accounts receivable of $4.2 million, a decrease in accrued compensation and benefits of $2.4 million, a decrease in accounts payable and other current liabilities of $1.0 million and an increase in prepaid expenses and other current assets of $0.6 million, offset by an increase in deferred revenues of $0.7 million. The changes in working capital items were primarily due to the timing of payments, an increase in billings for advertising campaigns and timing of the receipt of payments and prepayment of expenses.

Investing Activities

During the six months ended June 30, 2014, cash used in investing activities consisted primarily of purchases of property and equipment of $5.0 million, including technology hardware and software to support our growth as well as capitalized internal-use software development costs, offset by cash acquired in Yub acquisition of $0.9 million. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our in-development new point of sale solution. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.

During the six months ended June 30, 2013, cash used in investing activities consisted primarily of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internal-use software development costs.

Financing Activities

Historically our financing activities have consisted primarily of net proceeds from the issuance of preferred stock, net borrowings under term debt and a line of credit, and the issuance of shares of common stock upon the exercise of stock options. More recently in March 2014, we completed our IPO in which we issued and sold 12,075,000 shares of common stock at a public offering price of $16.00 per share for which we received proceeds of $179.7 million which is net of underwriting discounts and commissions paid of $13.5 million, but before deducting offering expenses of $5.4 million.

During the six months ended June 30, 2014, cash provided by financing activities of $181.1 million consisted primarily of $176.5 million in proceeds from our IPO net of payments of offering costs of $3.2 million, proceeds from issuance of common stock of $3.0 million and warrant of $1.6 million.

During the six months ended June 30, 2013, cash provided by financing activities of $1.5 million was primarily from proceeds from issuance of common stock and warrant.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as of June 30, 2014 and December 31, 2013.

Contractual Obligations and Commitments

Refer to Notes 8 and 14 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes during the six months ended June 30, 2014, for additional information on contractual obligations and commitments, please refer to our prospectus filed on March 7, 2014 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2014 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus filed on March 7, 2014 with the SEC.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our prospectus filed on March 7, 2014 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2014, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures.

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

We have incurred net losses of $23.0 million, $59.2 million and $11.2 million in 2011, 2012 and 2013, respectively, and had net losses of $21.1 million for the six months ending June 30, 2014. We had an accumulated deficit of $189.9 million as of June 30, 2014. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

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

Our revenues have increased quarter over quarter since the quarter ended September 30, 2012. We may not be able to maintain our rate of revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, our revenue growth was adversely affected in the first half of 2012 because as we scaled our technology infrastructure to support our growth, our technology for securely identifying unique users and devices inadvertently prevented our personalization algorithms from optimally displaying our digital coupons to consumers. In addition, our revenues may fluctuate due to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending. Decisions by major CPGs or retailers to delay or reduce their promotional spending or divert spending away from digital promotions could slow our revenue growth or reduce our revenues. We believe that our continued revenue growth will depend on increasing the number of transactions on our platform, and, in particular, on our ability to:

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

Our operating results could vary significantly from quarter-to-quarter and year-to-year as a result of these and other factors, many of which are outside of our control, and as a result we have a limited ability to forecast the amount of future revenues and expenses, which may adversely affect our ability to predict financial results accurately, and our operating results may vary from quarter-to-quarter and may fall below our estimates or the expectations of public market analysts and investors. Fluctuations in our quarterly operating results may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price to decline. As a result of the potential variations in our quarterly revenues and operating results, we believe that quarter-to-quarter comparisons of our  revenues and operating results may not be meaningful and the results of any one quarter or historical patterns should not be considered indicative of our future sales activity, expenditure levels or performance.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 77,575,086 shares of common stock outstanding as of June 30, 2014, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

All of the shares of common stock sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. Substantially all of the remaining 77,575,086 shares of common stock outstanding as of June 30, 2014, will be restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of our prospectus issued on March 6, 2014 pursuant to Rule 424(b) of the Securities Act. Goldman, Sachs & Co. may, in its sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period.

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

Not applicable.

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

Not applicable.

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

COUPONS.COM INCORPORATED

Dated: August 7, 2014	By:	/s/ Steven R. Boal
Steven R. Boal
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2014	By:	/s/ Mir Aamir
Mir Aamir
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1

First Amendment and Consent, dated as of May 15, 2014, to the Credit and Security Agreement, by and between Wells Fargo Bank, National Association and Coupons.com Incorporated, dated as of September 30, 2013.

X
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