Form 10-Q
period 2014-09-30
COUPONS.com Inc
filed 2014-11-06
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, the registrant had 79,943,811 shares of common stock outstanding.

COUPONS.COM INCORPORATED

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$193,197	$38,972
Accounts receivable, net of allowance for doubtful accounts of $415 and $332 at September 30, 2014 and December 31, 2013, respectively	47,601	42,185
Prefunded coupons cash deposits	996	920
Prepaid expenses and other current assets	3,565	3,100
Total current assets	245,359	85,177
Property and equipment, net	25,101	29,942
Intangible assets, net	11,645	1,813
Goodwill	28,501	9,887
Deferred tax assets	843	195
Other assets	9,283	7,222
Total assets	$320,732	$134,236
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,894	$5,589
Accrued compensation and benefits	12,691	13,721
Other current liabilities	15,341	13,699
Prefunded coupons cash obligations	996	920
Deferred revenues	7,090	6,751
Debt obligations	7,500	7,500
Debt obligations, related party	—	15,577
Total current liabilities	49,512	63,757
Other non-current liabilities	4,087	1,046
Deferred rent	880	1,222
Deferred tax liabilities	1,894	195
Total liabilities	56,373	66,220
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, $0.00001 par value—no shares authorized, issued and outstanding, and aggregate liquidation preference of $0 at September 30, 2014; 50,437,000 shares authorized and 41,529,721 shares issued and outstanding, and aggregate liquidation preference of $282,990 at December 31, 2013	—	270,262
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at September 30, 2014; no shares authorized, issued or outstanding at December 31, 2013	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized and 84,521,239 shares issued and 79,676,333 outstanding at September 30, 2014; 96,000,000 shares authorized and 25,934,206 shares issued and 21,089,300 outstanding at December 31, 2013	1	—
Additional paid-in capital	516,730	28,403
Treasury stock, at cost	(61,935)	(61,935)
Accumulated other comprehensive income (loss)	35	37
Accumulated deficit	(190,472)	(168,751)
Total stockholders’ equity (deficit)	264,359	(202,246)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$320,732	$134,236

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$58,544	$39,716	$161,760	$115,295
Costs and expenses:
Cost of revenues	23,061	12,111	64,464	37,845
Sales and marketing	19,047	14,504	56,179	43,574
Research and development	11,351	9,519	38,599	30,123
General and administrative	7,400	5,014	25,307	15,912
Change in fair value of contingent consideration	(2,806)	—	(2,806)	—
Total costs and expenses	58,053	41,148	181,743	127,454
Income (loss) from operations	491	(1,432)	(19,983)	(12,159)
Interest expense	(241)	(211)	(843)	(646)
Other income (expense), net	19	—	(88)	34
Income (loss) before income taxes	269	(1,643)	(20,914)	(12,771)
Provision for income taxes	1,051	—	807	—
Net loss	$(782)	$(1,643)	$(21,721)	$(12,771)

Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.08)	$(0.34)	$(0.67)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	78,065	20,323	63,542	19,196

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(782)	$(1,643)	$(21,721)	$(12,771)
Other comprehensive income (loss):
Foreign currency translation adjustments	(47)	83	(2)	(34)
Comprehensive loss	$(829)	$(1,560)	$(21,723)	$(12,805)

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(21,721)	$(12,771)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,778	5,063
Stock-based compensation	27,727	3,554
Accretion of debt discount	173	171
Loss on disposal of property and equipment	9	1
Provision for doubtful accounts	138	94
Deferred income taxes	807	—
Change in fair value of contingent consideration	(2,806)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,390)	(2,248)
Prepaid expenses and other current assets	(4,653)	(2,381)
Accounts payable and other current liabilities	1,729	(2,262)
Accrued compensation and benefits	(1,068)	(1,982)
Deferred revenues	358	40
Other	(742)	449
Net cash provided by (used in) operating activities	5,339	(12,272)

Cash flows from investing activities:
Purchases of property and equipment	(6,621)	(12,442)
Acquisitions, net of cash acquired	(11,641)	—
Purchases of intangible assets	(37)	(11)
Net cash used in investing activities	(18,299)	(12,453)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,083	1,666
Proceeds from initial public offering, net of offering costs	176,525	—
Exercise of warrant	1,610	498
Net borrowings under revolving line of credit	—	7,500
Repayment of debt obligations, related party	(15,000)	—
Principal payments on capital lease obligations	(43)	(28)
Other	—	(58)
Net cash provided by financing activities	167,175	9,578
Effect of exchange rates on cash and cash equivalents	10	1
Net increase (decrease) in cash and cash equivalents	154,225	(15,146)
Cash and cash equivalents at beginning of period	38,972	58,395
Cash and cash equivalents at end of period	$193,197	$43,249

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
—

The Company recognized stock-based compensation expense of $23.1 million during the nine months ended September 30, 2014 associated with restricted stock units (“RSUs”). See Note 9 (Stock-based Compensation) for further discussion.

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

3. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis is as follows (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$14,925	$—	$—	$14,925
Total	$14,925	$—	$—	$14,925
Liabilities:
Contingent consideration (2)	$—	$—	$3,983	$3,983
Total	$—	$—	$3,983	$3,983

(1) Included in cash and cash equivalents
(2) Included in other non-current liabilities

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$14,918	$—	$—	$14,918
Total	$14,918	$—	$—	$14,918

(1) Included in cash and cash equivalents

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

The fair value of contingent consideration was estimated using a Monte Carlo simulation and was based on significant inputs not observable in the market, thus classified as a Level 3 instrument. The inputs include Company’s stock price, maximum earn-out shares, historical and projected financial results of Eckim, LLC. (“Eckim”), historical volatility of the Company's stock price and risk-free interest rate. See Note 6 (Acquisitions) for further discussion.

The following table represents the change in the contingent consideration (in thousands):

Level 3
Balance as of December 31, 2013	$—
Acquisition date fair value measurement	6,789
Change in fair value	(2,806)
Balance as of September 30, 2014	$3,983

For the three and nine months ended September 30, 2014, the Company recorded a gain of $2,806,000 due to the change in fair value of the contingent consideration.  The change in fair value of this contingent consideration was primarily driven by changes in the Company's common stock price during the period.  Gains and losses as a result of the change in fair value of the contingent consideration are included as a component of operations in the accompanying condensed consolidated statements of operations.

4. Provision for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$400	$339	$332	$270
Bad debt expense	59	(6)	138	94
Recoveries (write-offs), net	(44)	(24)	(55)	(55)
Balance at end of period	$415	$309	$415	$309

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Computer equipment	$15,743	$15,172
Software	30,437	5,294
Furniture and fixtures	1,653	1,611
Leasehold improvements	2,353	2,211
Total	50,186	24,288
Accumulated depreciation and amortization	(25,606)	(17,491)
Projects in process	521	23,145
Property and equipment, net	$25,101	$29,942

Depreciation and amortization expense of property and equipment was $3,379,000 and $9,585,000 for the three and nine months ended September 30, 2014, respectively, and $1,493,000 and $4,495,000 for the three and nine months ended September 30, 2013, respectively.

During the nine months ended September 30, 2014, the Company’s internally developed next generation integrated point of sale digital coupon delivery solution was ready for its intended use and, accordingly, $25,166,000 was reclassified from projects in process to software within property and equipment, net on the accompanying condensed consolidated balance sheets. The Company recognized $2,126,000 and $5,517,000 of amortization expense in cost of revenues related to the capitalized new software platform during the three and nine months ended September 30, 2014.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Bonus	$5,181	$5,949
Payroll and related expenses	2,346	1,131
Commissions	2,501	4,297
Vacation	2,663	2,344
Accrued compensation and benefits	$12,691	$13,721

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Legal and professional fees	$1,968	$1,742
Marketing expenses	2,725	1,492
Distribution fees	6,959	5,628
Accrued property and equipment	5	1,252
Deferred rent	502	453
Other	3,182	3,132
Other current liabilities	$15,341	$13,699

6. Acquisitions

Eckim, LLC.

On August 4, 2014, the Company entered into an asset purchase agreement with Eckim, a company specializing in search engine performance marketing. The total acquisition consideration of $19.3 million consisted of $12.5 million in cash and $6.8 million in contingent consideration.  The contingent consideration consists of shares of the Company’s common stock.  The contingently issuable shares are contingent on Eckim achieving certain revenue and profit milestones by December 31, 2015. The contingent consideration shares are issuable on or before April 30, 2016 and are also subject to earlier issuance under certain event. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation.

The acquisition of Eckim provides the Company with customer relationships and developed technologies that apply across our platform. The fair values of identifiable intangible assets were determined using discounted cash flow models. The excess of the consideration paid over the fair values of the identifiable intangible assets acquired was recorded as goodwill, which is deductible for tax purposes, subject to final settlement of the contingent consideration. The goodwill is attributable to expected synergies from combined operations and the acquired company’s knowhow.  Acquisition related costs of $288,000 were expensed as general and administrative expense in the accompanying condensed consolidated statements of operations.

The following table summarizes the consideration paid and the fair values of the assets acquired at the acquisition date (in thousands):

Amount
Intangible assets	$8,636
Goodwill	10,653
Total assets acquired	$19,289

The Company amortizes intangible assets on a straight-line basis over their respective estimated useful lives. The following table presents the details of the identifiable intangible assets acquired in connection with the Eckim acquisition (in thousands):

	Amount	Estimated Useful Life (in Years)
Customer relationships	$4,752	5
Developed technologies	2,233	5
Domain names	1,651	5
Total identifiable intangible assets	$8,636

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

The acquisition of Yub provides the Company with developed technologies and enhanced workforce. The fair values of identifiable intangible assets were determined using discounted cash flow models. The excess of the consideration paid over the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for tax purposes. The goodwill is attributable to expected synergies from combined operations and acquired company’s knowhow.  Acquisition related costs of $376,000 were expensed as general and administrative expense in the accompanying condensed consolidated statements of operations.

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

The financial results of Eckim and Yub are included in the Company’s condensed consolidated statements of operations from their respective acquisition dates and were insignificant to the Company’s operating results. The pro forma impact of these acquisitions on consolidated revenues, income (loss) from operations and net loss was not material.

7. Goodwill and Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The changes in the carrying value of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2013	$9,887
Acquisitions of Yub and Eckim	18,624
Foreign currency translation	(10)
Balance as of September 30, 2014	$28,501

Intangible assets consist of the following (in thousands):

	September 30, 2014 Gross	Accumulated Amortization	Foreign Currency Translation	September 30, 2014 Net	Weighted Average Amortization Period (Years)
Domain names	$4,852	$(2,672)	$—	$2,180	5
Patents	975	(545)	—	430	6
Customer relationships	6,980	(1,647)	44	5,377	5
Vendor relationships	890	(167)	—	723	3
Developed technologies	3,521	(644)	—	2,877	5
Trade names	167	(114)	5	58	2
	$17,385	$(5,789)	$49	$11,645	5

	December 31, 2013 Gross	Accumulated Amortization	Foreign Currency Translation	December 31, 2013 Net	Weighted Average Amortization Period (Years)
Domain names	$2,638	$(2,376)	$—	$262	1
Patents	900	(470)	—	430	7
Customer relationships	2,052	(1,239)	51	864	3
Developed technologies	596	(420)	—	176	3
Trade names	167	(91)	5	81	3
	$6,353	$(4,596)	$56	$1,813	4

Amortization expense related to intangible assets subject to amortization was $577,000 and $1,193,000 for the three and nine months ended September 30, 2014, respectively, and $182,000 and $568,000 for the three and nine months ended September 30, 2013. Estimated future amortization expense of intangible assets as of September 30, 2014 is as follows (in thousands):

Total
2014, remaining three months	$734
2015	2,793
2016	2,615
2017	2,288
2018	2,050
2019 and beyond	1,165
Total estimated amortization expense	$11,645

8. Debt Obligations

2013 Credit and Security Agreement

In September 2013, the Company entered into an agreement with a commercial bank to establish an accounts receivable based revolving line of credit. The maximum amount available for borrowing under the revolving credit facility is the lesser of $25,000,000 (which can be increased to $30,000,000 if certain conditions are met) or an amount equal to 85% of certain eligible accounts, which excludes accounts that are over 60 days outstanding from the original due date. The revolving line of credit has a maturity date of September 30, 2016 and may be repaid and redrawn at any time prior to the maturity date. Interest is charged at a floating interest rate based on the daily three month LIBOR, plus an applicable margin.  In May 2014, the Company entered into an amendment, which revised the applicable margin from 2.75% to 2.00% per annum and the financial reporting intervals from monthly to quarterly reporting.  Interest was 2.25% at September 30, 2014. The Company is also required to pay a commitment fee on the unused portion of the revolving credit facility equal to 0.25% per annum. As of September 30, 2014 and December 31, 2013, $7,500,000 was outstanding under the revolving line of credit. The revolving credit facility is secured by substantially all of the Company’s assets, and is subject to certain financial and non-financial covenants, including financial reporting. As of September 30, 2014, the Company was in compliance with the financial and non-financial covenants under the credit and security agreement.

2012 Note Payable, Related Party

In October 2012, the Company borrowed $15,000,000 from one of its stockholders by entering into a subordinated note arrangement. The note was repaid in August 2014.  The note was subordinated to other senior debt. The note had a stated interest rate of 4.00% per annum, and the principal and accrued interest were due in a lump-sum payment on October 5, 2014.  Accrued interest related to the related party debt obligation was included in debt obligations, related party on the accompanying condensed consolidated balance sheets.

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

Stock Options

The fair value of each stock option is estimated on the date of grant for the periods presented using the Black-Scholes model based on the following assumptions:

	Nine Months Ended September 30,
	2014	2013
Expected life (in years)	6.08	6.08
Risk-free interest rate	2.33%	1.09% to 1.69%
Volatility	55%	51%
Dividend yield	—	—

The weighted-average grant-date fair value of options granted was $8.60 per share during the nine months ended September 30, 2014. The weighted-average grant-date fair value of options granted was $2.71 and $2.19 per share during the three and nine months ended September 30, 2013, respectively.  No options were granted during the three months ended September 30, 2014.

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

A summary of the Company’s stock option and RSUs award activity under the Plan is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2013	2,035,282	12,635,707	$5.87	7.02	$68,944	4,521,191	$5.59
Increase in shares authorized	4,000,000
Options granted	(46,875)	46,875	16.00
Options exercised	—	(1,887,558)	2.16		17,992
Options canceled or expired	38,403	(38,403)	6.21
RSUs granted	(3,237,513)					3,237,513	18.06
RSUs released	—					(1,643,927)	5.81
RSUs canceled or expired	482,456					(482,456)	10.00
Balance as of September 30, 2014	3,271,753	10,756,621	6.56	6.66	71,267	5,632,321	12.30
Vested and expected to vest as of September 30, 2014		10,147,942	6.25	6.55	69,215
Vested and exercisable as of September 30, 2014		7,041,149	3.40	5.61	60,260

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of shares which vested during the three and nine months ended September 30, 2014 was $770,000 and $2,629,000, respectively, and during the three and nine months ended September 30, 2013 was $897,000 and $3,885,000, respectively.

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

Nine Months Ended September 30, 2014
Expected life (in years)	0.62
Risk-free interest rate	0.08%
Volatility	55%
Dividend yield	—

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from RSUs, stock options and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$494	$81	$2,594	$252
Sales and marketing	1,498	304	6,899	1,008
Research and development	2,147	227	9,417	798
General and administrative	2,335	388	8,817	1,496
Total stock-based compensation expense	$6,474	$1,000	$27,727	$3,554

As of September 30, 2014, there was $52,565,000 of unrecognized stock-based compensation expense (net of estimated forfeitures), of which $8,142,000 is related to stock options and ESPP shares and $44,423,000 is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of September 30, 2014 will be amortized over a weighted-average period of 2.7 years. The total unrecognized stock-based compensation expense related to RSUs as of September 30, 2014 will be amortized over a weighted-average period of 3.3 years.

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

12. Income Taxes

The Company recorded a provision for income taxes of $1,051,000 and $807,000 during the three and nine months ended September 30, 2014, respectively. The provision for income taxes during the three months ended September 30, 2014 was due to the deferred tax liability that arose from the gain that the Company recorded as a result of the change in fair value of the contingent consideration from the Eckim acquisition.  For the nine months ended September 30, 2014, the provision for income taxes was partially offset by the income tax benefit of $244,000 during the first quarter of 2014 from the acquired net deferred tax liabilities from the Yub acquisition.  The Company recorded no income tax expense during the three and nine months ended September 30, 2013.

13. Net Loss per Share

The computation of the Company’s basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(782)	$(1,643)	$(21,721)	$(12,771)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	78,065	20,323	63,542	19,196

Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.08)	$(0.34)	$(0.67)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Nine Months Ended September 30,
	2014	2013
Redeemable convertible preferred stock	—	41,581
Stock options and ESPP	10,876	10,888
Restricted stock units	5,632	3,867
Warrants	—	400
	16,508	56,736

14. Commitments and Contingencies

Leases

The Company leases office space under noncancelable operating leases with lease terms ranging from one to five years. Additionally, the Company leases certain equipment under noncancelable operating leases at its facilities and its leased data center operations.

Aggregate Future Contractual Obligations and Lease Commitments

As of September 30, 2014, the Company’s minimum payments under its noncancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2014, remaining three months	$864	$17
2015	3,525	68
2016	3,351	52
2017	457	22
2018	442	18
2019 and thereafter	345	1
Total minimum payments	$8,984	$178

Less: Amount representing interest		14
Present value of capital lease obligations		164
Less: Current portion		61
Capital lease obligation, net of current portion		$103

Other Future Commitments

The Company has long-term commitments related to technology development and support for the years 2014 to 2016 in the amount of $5,402,000.

The Company also has other long-term commitments for the years 2014 to 2034 in the amount of $7,520,000 for marketing arrangements.

The Company entered into service agreements under which the Company is obligated to prepay non-refundable payments up to $19,250,000 over three years or earlier upon achievement of certain milestones. As of September 30, 2014, the Company made payments of $8,850,000.

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

The Company believes that liabilities associated with any claims are not probable and any reasonably possible range of losses cannot be estimated at this time, therefore the Company has not recorded any accrual for claims as of September 30, 2014 and December 31, 2013.

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

Our platform distributes digital promotions at scale across multiple channels enabling CPGs and retailers to deliver promotions and media advertisements to consumers at the point when they are most engaged and likely to make a purchasing decision. Our platform is comprised of promotional channels, including our Digital FSI® Network, which is our network of owned and third-party websites that display our coupons and advertising offerings, retail point of sale solutions, mobile solutions, publishing tools, which enhance the effectiveness of the promotions we offer, and media advertising. Our secure technology gives CPGs control over the number of coupons distributed and the number of CPG-authorized activations per coupon, which enhances the security of digital coupons.

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

Third Quarter 2014 Overview

Quarterly revenues of $58.5 million for the third quarter of 2014 increased $18.8 million or 47% from revenues of $39.7 million in the third quarter of 2013. Our net loss of $0.8 million decreased $0.8 million for the third quarter of 2014 compared to the net loss of $1.6 million for the corresponding period of 2013.  The year over year increase in our quarterly revenues was primarily related to an increase in the number of transactions completed in the third quarter of 2014 of 440.1 million from 312.5 million for the third quarter of 2013.  The decrease in our net loss in the third quarter of 2014 compared to the same period in 2013 was primarily driven by the combined impact from the increased contribution from our gross profit resulting from the year over year increase in our revenue base and the gain we recorded as a result of the change in fair value of the contingent consideration from the acquisition of Eckim, offset by the year over year increases in our operating expenses which were primarily driven by increased expenses from stock-based compensation associated with RSUs and higher headcount and related costs primarily due to salaries and new hire costs, and the provision for income taxes related to the deferred tax liability that arose as a result of the gain we recorded from the change in fair value of the contingent consideration from the acquisition of Eckim.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(in thousands, except percentages)
Revenues	$58,544	100.0%	$39,716	100.0%	$161,760	100.0%	$115,295	100.0%
Cost of revenues	23,061	39.4%	12,111	30.5%	64,464	39.9%	37,845	32.8%
Gross profit	35,483	60.6%	27,605	69.5%	97,296	60.1%	77,450	67.2%
Operating expenses:
Sales and marketing	19,047	32.5%	14,504	36.5%	56,179	34.7%	43,574	37.8%
Research and development	11,351	19.4%	9,519	24.0%	38,599	23.9%	30,123	26.1%
General and administrative	7,400	12.6%	5,014	12.6%	25,307	15.6%	15,912	13.8%
Change in fair value of contingent consideration	(2,806)	(4.8)%	—	—%	(2,806)	(1.7)%	—	—%
Total operating expenses	34,992	59.7%	29,037	73.1%	117,279	72.5%	89,609	77.7%
Income (loss) from operations	491	0.9%	(1,432)	(3.6)%	(19,983)	(12.4)%	(12,159)	(10.5)%
Interest expense	(241)	(0.4)%	(211)	(0.5)%	(843)	(0.5)%	(646)	(0.6)%
Other income (expense), net	19	(—)%	-	—%	(88)	(0.1)%	34	—%
Income (loss) before income taxes	269	0.5%	(1,643)	(4.1)%	(20,914)	(13.0)%	(12,771)	(11.1)%
Provision for income taxes	1,051	1.8%	—	—%	807	0.5%	—	—%
Net loss	$(782)	(1.3)%	$(1,643)	(4.1)%	$(21,721)	(13.5)%	$(12,771)	(11.1)%

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Revenues	$58,544	$39,716	$18,828	47%	$161,760	$115,295	$46,465	40%

Revenues for the three and nine months ended September 30, 2014 increased by $18.8 million, or 47% and $46.5 million, or 40%, respectively, compared to the same periods in 2013. The increases in revenues for the three and nine months ended September 30, 2014 compared to the same periods in 2013 were primarily attributable to increases in the number of transactions and to a lesser extent from increases in advertising revenues.  Transactions during the three and nine months ended September 30, 2014 increased to 440.1 million from 312.5 million and to 1.2 billion from 940.2 million, respectively, compared to the same periods in 2013. Revenues from digital promotion and display advertisements for the three and nine months ended September 30, 2014 accounted for 75% and 25% and 76% and 24%, respectively, of total revenues compared to 82% and 18% and 81% and 19%, respectively, for the same periods in 2013.

We expect to see effects of seasonality on our business from quarter over quarter in the future.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Cost of revenues	$23,061	$12,111	$10,950	90%	$64,464	$37,845	$26,619	70%
Gross profit	$35,483	$27,605	$7,878	29%	$97,296	$77,450	$19,846	26%
Gross margin	61%	70%			60%	67%

Cost of revenues for the three and nine months ended September 30, 2014 increased by $11.0 million, or 90% and $26.6 million, or 70%, respectively, compared to the same periods in 2013. The increases were primarily due to higher distribution fees and third-party service fees, increased costs associated with the deployment of our new point of sale solution, and to a lesser extent higher headcount and related expenses.  The increases in distribution fees and third-party service fees were related to the increased number of transactions subject to fees completed through our platform.  The increases in cost related to our new point of sale solution were primarily related to amortization expense and service and support costs incurred as a result of the deployment of our new point of sale solution in the first quarter of 2014.  The increases in headcount and related costs were primarily due to higher stock-based compensation related to RSUs and to a lesser extent, higher salaries and related costs.  For the three and nine months ended September 30, 2014, distribution and third-party service fees increased $4.5 million and $10.5 million, respectively, compared to the same periods of 2013. Costs associated with the deployment of our new point of sale solution increased $3.9 million and $10.4 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods of 2013.

Gross margin for the three and nine months ended September 30, 2014 decreased to 61% and 60%, respectively, from 70% and 67%, respectively, compared to the same periods in 2013. The decrease in gross margin is primarily due to the combined impact from increased costs from our new point of sale solution and increased stock-based compensation related to RSUs, partially offset by expense leverage from fixed costs and increases in advertising revenues.

We expect the costs associated with our new point of sale solution will continue to increase in the future in absolute dollars as we continue to deploy our solution to retailers. We also believe that as the number of transactions increase, including those on our new point of sale solution, our cost of revenues as a percentage of revenues will decrease as we achieve increased operational efficiencies.

Sales and marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$19,047	$14,504	$4,543	31%	$56,179	$43,574	$12,605	29%
Percent of revenues	33%	37%			35%	38%

Sales and marketing expenses for the three and nine months ended September 30, 2014 increased $4.5 million, or 31% and $12.6 million, or 29%, respectively, compared to the same periods in 2013. The increases were primarily due to promotional and advertising costs and headcount and related costs.  The increases in our promotional and advertising costs were required to support our business objectives and the growth in revenues.  The increases in our headcount related costs were primarily related to increases in stock-based compensation related to RSUs and to a lesser extent, increased salaries and new hire costs required to support our growth and business objectives, and higher commission expenses related to the increases in revenues. For the three and nine months ended September 30, 2014, promotional and advertising costs increased $1.9 million and $3.8 million, respectively, compared to the same periods in 2013.  For the three and nine months ended September 30, 2014, headcount and related costs increased $2.3 million and $7.7 million, respectively, compared to the same periods in 2013.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to incur costs to support our growth and business objectives.

Research and development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Research and development	$11,351	$9,519	$1,832	19%	$38,599	$30,123	$8,476	28%
Percent of revenues	19%	24%			24%	26%

Research and development expenses for the three and nine months ended September 30, 2014 increased $1.8 million, or 19% and $8.5 million, or 28% compared to the same period in 2013. The increases were primarily related to the combined effect from increased headcount and related costs partially offset by a decrease in research and development support services costs. The increases in headcount related expenses were primarily driven by increased stock-based compensation and to a lesser extent higher salaries. The increase in stock-based compensation was related to RSUs and the increased salaries and was due to our continued investment in our growth and business technology objectives.

For the three months ended September 30, 2014, headcount and related costs increased $2.6 million, including increases in stock-based compensation of $1.9 million and were partially offset by a decrease in the costs of our research and development support services of approximately $1.2 million, compared to the same period in 2013.  For the nine months ended September 30, 2014, headcount and related costs increased $10.5 million, including increases in stock-based compensation of $8.6 million and were partially offset by a decrease in the costs of our research and development consultation and support services of $2.1 million compared to the same period in 2013.

During the three and nine months ended September 30, 2014, we capitalized internal use software development costs related to our new point of sale solution of $0.3 million and $2.5 million, respectively, compared to $1.3 million and $4.9 million during the same periods in 2013.

We anticipate that we will decrease our use of third-party services in the future. We believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

General and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$7,400	$5,014	$2,386	48%	$25,307	$15,912	$9,395	59%
Percent of revenues	13%	13%			16%	14%

General and administrative expenses for the three and nine months ended September 30, 2014 increased $2.4 million, or 48% and $9.4 million, or 59% compared to the same period in 2013. The increases were primarily due to headcount and related costs primarily from higher stock-based compensation and to a lesser extent from higher salaries and new hire costs. The increases in stock-based compensation were primarily related to RSUs. The increases in salaries and new hire costs were required to support our growth as well as to support the activities of a public company.  For the three and nine months ended September 30, 2014, headcount and related costs increased $2.9 million and $11.2 million, including increases in stock-based compensation of $1.9 million and $7.3 million, and increases in salaries and new hire cost of $1.0 million and $3.9 million, respectively, compared to the same periods in 2013.

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

Change in fair value of contingent consideration

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of contingent consideration	$(2,806)	$—	$(2,806)	100%	$(2,806)	$—	$(2,806)	100%
Percent of revenues	(4.8)%	—%			(1.7)%	—%

For the three and nine months ended September 30, 2014, the Company recorded a gain of $2.8 million resulting from the change in fair value of the contingent consideration from the acquisition of Eckim.  The change in the fair value of the contingent consideration was primarily driven by the change in the Company's common stock price. See Notes 3 (Fair Value Measurements) and 6 (Acquisition) for further discussion.

Interest expense and Other income (expense), net

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014	2013	$ Change	% Change		2014	2013	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$(241)	$(211)	$(30)	14%		$(843)	$(646)	$(197)	30%
Other income (expense), net	19	-	19	*	%	(88)	34	(122)	*	%
	$(222)	$(211)	$(11)	*	%	$(931)	$(612)	$(319)	*	%

*	Not meaningful.

The increase in interest expense and other income (expense), net for the three and nine months ended September 30, 2014 was primarily due to increased interest expense from borrowings of $7.5 million during the third quarter of 2013 and increases associated with the early retirement of $15.0 million in borrowings in the third quarter of 2014.

Provision for income taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$1,051	$—	$1,051	100%	$807	$—	$807	100%

Our provision for income taxes for the three months ended September 30, 2014 was related to the deferred tax liability that arose from the gain that we recorded as a result of the change in fair value of the contingent consideration from the acquisition of Eckim. The provision for income taxes due to the Eckim acquisition was partially offset for the nine months ended September 30, 2014 by the income tax benefit of $244,000 recorded in the first quarter of 2014 from the acquired net deferred tax liabilities from the Yub acquisition.  We recorded no income tax expense during the three and nine months ended September 30, 2013.

.

Liquidity and Capital Resources

As of September 30, 2014 we had $193.2 million in cash and cash equivalents. We expect that operating expenses will constitute a material use of our cash balances. In the near term, although we intend to continue to manage our operating expenses in line with our existing cash and available financial resources, we anticipate that we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth and the costs associated with being a public company.  As a public company, we expect to incur future significant legal, accounting, regulatory compliance and other costs that we did not incur in the periods prior to our IPO on March, 7, 2014.  In addition, we may use cash to fund acquisitions or invest in other businesses or technologies.

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

As of September 30, 2014, we had available a revolving line of credit facility with a commercial bank that provided for advances of up to $30.0 million (if certain conditions are met) which is based on eligible accounts receivable. As of September 30, 2014, $7.5 million was outstanding on this credit facility and we were in compliance with the financial and non-financial covenants under the credit agreement.

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

If we choose in the future to undertake a net settlement of our RSUs, then in order to fund the tax withholding and remittance obligations on behalf of our RSU holders, we would expect to use a substantial portion of our cash and cash equivalent balances, or, alternatively, we may choose to borrow funds or a combination of cash and borrowed funds to satisfy these obligations.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash flows provided by (used in) operating activities	$5,339	$(12,272)
Cash flows used in investing activities	(18,299)	(12,453)
Cash flows provided by financing activities	167,175	9,578
Effects of exchange rates on cash	10	1
Increase (decrease) in cash and cash equivalents	$154,225	$(15,146)

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

Cash provided by operating activities during the nine months ended September 30, 2014 of $5.3 million was primarily a result from the net effect of a non-cash expenses of $36.0 million, which included depreciation and amortization, provision for doubtful accounts, and stock-based compensation, accretion of debt discount and loss on the disposal of equipment, partially offset by the gain of $2.8 million from the change in fair value of the contingent consideration from the Eckim acquisition, our net loss of $21.7 million and the net change in our working capital. The non-cash expenses increased primarily due to capital expenses and headcount growth, primarily related to continued investment in our business and stock-based compensation expense for RSUs. The net change in working capital items was primarily due to an increase in accounts payable and other current liabilities of $1.7 million, an increase in our deferred income taxes of $0.8 million, an increase in our deferred revenues of $0.4 million, offset by decrease in accrued compensation and benefits of $1.1 million, increases in accounts receivable of $5.4 million and increases in prepaid expenses and other current assets of $4.7 million.  The changes in working capital items were primarily due to the timing of payments and receipt of invoices, timing of the receipt of payments and prepayment of expenses.

Cash used in operating activities for the nine months ended September 30, 2013 amounted to $12.3 million, reflecting our net loss of $12.8 million, offset by non-cash expenses of $8.9 million, which included depreciation, amortization, stock-based compensation, provision for allowance for doubtful accounts, accretion of debt discount and loss on disposal of property and equipment. These non-cash expenses increased primarily due to capital expenses and headcount growth, primarily related to continued investment in our business. The remaining use of funds was from the net change in working capital items, most notably a decrease in accounts payable and other current liabilities of $2.3 million related to the timing of payments, an increase in accounts receivable of $2.2 million due to an increase in billings for advertising campaigns as well as timing of payments, an increase in prepaid expenses and other current assets of $2.4 million primarily as a result of our prepayment of distribution fees and a decrease in accrued compensation and benefits of $2.0 million related to the timing of compensation payments.

Investing Activities

During the nine months ended September 30, 2014, cash used in investing activities consisted primarily of purchases of property and equipment of $6.6 million, including technology hardware and software to support our growth as well as capitalized internal-use software development costs and the net impact of $11.6 million from our acquisitions of Yub and Eckim. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our in-development new point of sale solution. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future. In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

During the nine months ended September 30, 2013, cash used in investing activities consisted primarily of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized internal-use software development costs.

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

During the nine months ended September 30, 2014, cash provided by financing activities of $167.2 million consisted primarily of $176.5 million in proceeds from our IPO net of payments of offering costs of $3.2 million, proceeds from issuance of common stock of $4.1 million and warrant of $1.6 million, partially offset by our repayment of debt obligations from a related party of $15.0 million.

During the nine months ended September 30, 2013, cash provided by financing activities amounted to $9.6 million primarily from proceeds from the exercise of stock options and $7.5 million from our borrowing under a line of credit.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as of September 30, 2014 and December 31, 2013.

Contractual Obligations and Commitments

Refer to Notes 8 and 14 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes during the nine months ended September 30, 2014, for additional information on contractual obligations and commitments, please refer to our prospectus filed on March 7, 2014 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2014 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus filed on March 7, 2014 with the SEC.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our prospectus filed on March 7, 2014 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2014, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures.

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

We have incurred net losses of $23.0 million, $59.2 million and $11.2 million in 2011, 2012 and 2013, respectively, and had net losses of $21.7 million for the nine months ending September 30, 2014. We had an accumulated deficit of $190.5 million as of September 30, 2014. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

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

We are subject to a variety of federal, state and international laws, regulations and industry standards regarding privacy and marketing, which address the collection, storing, sharing, using, processing, disclosure and protection of personal information as well as the tracking of consumer behavior and other consumer data. Many of these laws, regulations and industry standards are changing and may be subject to differing interpretations, costly to comply with or inconsistent among countries and jurisdictions. For example, the Federal Trade Commission, or the FTC, expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use and storage of consumer information, and establish principles relating to notice, consent, access and data integrity and security. Our practices are designed to comply with these guidelines as described in our published privacy policy. For example, we disclose that we collect process, store, share, disclose and use information about consumers using our websites and our mobile and other applications which may include, depending upon the information that the consumer voluntarily provides to us and their interaction with our platform, name, mailing address, phone number, email address and any other information that the consumer provides to us. We believe our policies and practices comply with applicable privacy guidelines and other applicable laws and regulations. However, if our belief proves incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting or using their information or implement new safeguards to help our consumers manage our use of their information, among other changes.

We have posted privacy policies and practices concerning the collection, use and disclosure of consumer data on our websites and platform. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Various industry standards on privacy have been developed and are expected to continue to develop, which may be adopted by industry participants at any time. We are subject to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with applicable laws, policies, and legal obligations and certain applicable industry standards of conduct relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, FTC requirements or orders or other federal, state or, as we continue to expand internationally, international privacy or consumer protection-related laws, regulations or self-regulatory principles or other industry standards could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with such legal requirements and industry standards or with our own privacy policies and practices could result in a loss of consumers using our digital coupons or loss of CPGs and retailers and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web “cookies” for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business. Additionally, if third parties we work with violate applicable laws, our policies or other privacy-related obligations, such violations may also put our consumers’ information at risk and could in turn have an adverse effect on our business. In addition, certain laws impose restrictions on communications with persons by email, sms text messages and other means of delivery. We strive to comply with applicable laws and other legal obligations; however, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another.

In addition, various federal, state and, as we continue to expand internationally, foreign legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy matters. Public scrutiny of Internet privacy and security issues may result in increased regulation and different industry standards and other legal obligations, which could deter or prevent us from delivering digital coupons on our platform consistent with our current business practices and may require changes to these practices or the design of our platform, thereby harming our business.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 79,676,333 shares of common stock outstanding as of September 30, 2014, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

We registered 10,500,000 shares of common stock, plus 1,575,000 additional shares to cover the underwriters’ over-allotment option. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $193,200,000. On March 12, 2014, we closed the initial public offering in which we sold 12,075,000 shares of our common stock (underwriters’ over-allotment option) and the offering terminated. All sales were at the initial public offering price of $16.00 per share, for an aggregate offering price of $193,200,000.

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

COUPONS.COM INCORPORATED

Dated: November 6, 2014	By:	/s/ Steven R. Boal
Steven R. Boal
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2014	By:	/s/ Mir Aamir
Mir Aamir
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X