Form 10-Q
period 2015-03-31
COUPONS.com Inc
filed 2015-05-14
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015, the registrant had 82,853,768 shares of common stock outstanding.

COUPONS.COM INCORPORATED

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$202,414	$201,075
Accounts receivable, net of allowance for doubtful accounts of $407 and $408 at March 31, 2015 and December 31, 2014, respectively	47,926	51,061
Prefunded coupons cash deposits	589	740
Deferred tax assets	438	457
Prepaid expenses and other current assets	4,562	2,972
Total current assets	255,929	256,305
Property and equipment, net	23,638	25,399
Intangible assets, net	11,033	11,818
Goodwill	29,249	29,277
Other assets	8,689	9,008
Total assets	$328,538	$331,807
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,393	$6,358
Accrued compensation and benefits	7,969	14,861
Other current liabilities	14,845	15,790
Prefunded coupons cash obligations	589	740
Deferred revenues	6,517	6,219
Debt obligation	7,500	7,500
Total current liabilities	43,813	51,468
Other non-current liabilities	74	89
Deferred rent	926	738
Deferred tax liabilities	2,769	2,624
Total liabilities	47,582	54,919
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 87,747,793 shares issued and 82,693,587 outstanding at March 31, 2015; 86,224,920 shares issued and 81,380,014 outstanding at December 31, 2014	1	1
Additional paid-in capital	541,204	531,018
Treasury stock, at cost	(63,987)	(61,935)
Accumulated other comprehensive income (loss)	(66)	(1)
Accumulated deficit	(196,196)	(192,195)
Total stockholders’ equity	280,956	276,888
Total liabilities and stockholders’ equity	$328,538	$331,807

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$55,562	$51,501
Costs and expenses:
Cost of revenues	21,867	20,519
Sales and marketing	21,084	19,511
Research and development	12,942	16,267
General and administrative	8,491	9,050
Change in fair value of contingent consideration	(354)	—
Total costs and expenses	64,030	65,347
Loss from operations	(8,468)	(13,846)
Interest expense	(80)	(302)
Gain on sale of a right to use a web domain name	4,800	—
Other income (expense), net	(61)	(138)
Loss before income taxes	(3,809)	(14,286)
Provision for (benefit from) income taxes	192	(244)
Net loss	$(4,001)	$(14,042)

Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.41)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	82,166	34,535

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(4,001)	$(14,042)
Other comprehensive income (loss):
Foreign currency translation adjustments	(65)	12
Comprehensive loss	$(4,066)	$(14,030)

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,001)	$(14,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,908	3,172
Stock-based compensation	8,932	14,592
Accretion of debt discount	—	56
Amortization of debt issuance costs	19	—
Gain on sale of a right to use a web domain name	(4,800)	—
Allowance for doubtful accounts	9	14
Deferred income taxes	164	(244)
Change in fair value of contingent consideration	(354)	—
Changes in operating assets and liabilities:
Accounts receivable	3,101	2,779
Prepaid expenses and other current assets	(1,516)	(1,456)
Accounts payable and other current liabilities	233	2,317
Accrued compensation and benefits	(6,883)	(6,345)
Deferred revenues	333	(145)
Other	3	155
Net cash provided by (used in) operating activities	(852)	853

Cash flows from investing activities:
Purchases of property and equipment	(1,805)	(2,914)
Acquisitions, net of acquired cash	—	859
Proceeds from sale of a right to use a web domain name	4,800	—
Net cash provided by (used in) investing activities	2,995	(2,055)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,254	2,922
Repurchases of common stock	(2,052)	—
Proceeds from initial public offering, net of offering costs	—	178,539
Exercise of warrant	—	1,610
Principal payments on capital lease obligations	(15)	(14)
Net cash provided by (used in) financing activities	(813)	183,057
Effect of exchange rates on cash and cash equivalents	9	(2)
Net increase in cash and cash equivalents	1,339	181,853
Cash and cash equivalents at beginning of period	201,075	38,972
Cash and cash equivalents at end of period	$202,414	$220,825

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2015 or for any other period.

There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on our condensed consolidated financial statements and related notes.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for interim and annual periods beginning after December 15, 2015. The adoption of this standard will change the Company’s current practice of presenting debt issuance costs as an asset and will result in the reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date.  The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the amendments in the first quarter of 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  In April 2015, the FASB proposed to defer the effective date of this standard for one year to January 1, 2018, with early adoption permitted as of January 1, 2017.  The Company is currently evaluating the impact of these amendments.

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

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$14,931	$—	$—	$14,931
Total	$14,931	$—	$—	$14,931
Liabilities:
Contingent consideration (2)	$—	$—	$694	$694
Total	$—	$—	$694	$694

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$14,928	$—	$—	$14,928
Total	$14,928	$—	$—	$14,928
Liabilities:
Contingent consideration (2)	$—	$—	$1,048	$1,048
Total	$—	$—	$1,048	$1,048

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

The following table represents the change in the contingent consideration (in thousands):

Level 3
Balance as of December 31, 2014	$1,048
Change in fair value	(354)
Balance as of March 31, 2015	$694

For the three months ended March 31, 2015, the Company recorded a gain of $354,000 due to the change in fair value of the contingent consideration.  No gain or loss from change in fair value of the contingent consideration was recognized during the three months ended March 31, 2014.  The change in fair value of the contingent consideration during the period was primarily driven by the decrease in the Company’s common stock price.  Gains and losses as a result of the changes in the fair value of the contingent consideration are included as a component of operations in the accompanying condensed consolidated statements of operations.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$408	$332
Bad debt expense	9	14
Recoveries (write-offs), net	(10)	1
Balance at end of period	$407	$347

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Computer equipment	$17,984	$17,325
Software	31,663	30,791
Furniture and fixtures	1,669	1,645
Leasehold improvements	2,655	2,393
Total	53,971	52,154
Accumulated depreciation and amortization	(31,623)	(28,783)
Projects in process	1,290	2,028
Property and equipment, net	$23,638	$25,399

Depreciation and amortization expense of property and equipment was $3,144,000 and $2,867,000 for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 and 2014, the Company capitalized $326,000 and $1,369,000, respectively, of development and enhancement costs related to Retailer iQ. The Company recognized $2,257,000 and $1,431,000 of amortization expense in cost of revenues during the three months ended March 31, 2015 and 2014, respectively.  The unamortized capitalized development and enhancement costs related to the new platform was $17,069,000 and $19,000,000 as of March 31, 2015 and December 31, 2014, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Bonus	$2,007	$6,909
Payroll and related expenses	1,677	2,067
Commissions	1,865	3,458
Vacation	2,420	2,427
Accrued compensation and benefits	$7,969	$14,861

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Legal and professional fees	$1,849	$1,699
Marketing expenses	2,959	3,415
Distribution fees	5,722	5,805
Accrued property and equipment	344	687
Deferred rent	227	536
Contingent consideration	694	1,048
Other	3,050	2,600
Other current liabilities	$14,845	$15,790

6. Goodwill and Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The change in the carrying value of goodwill is as follows (in thousands):

Goodwill
Balance as of December 31, 2014	$29,277
Foreign currency translation	(28)
Balance as of March 31, 2015	$29,249

Intangible assets consist of the following (in thousands):

	March 31, 2015 Gross	Accumulated Amortization	Foreign Currency Translation	March 31, 2015 Net	Weighted Average Amortization Period (Years)
Domain names	$4,968	$(2,996)	$—	$1,972	4
Patents	1,050	(599)	—	451	6
Customer relationships	7,164	(2,302)	3	4,865	4
Vendor relationships	890	(278)	—	612	3
Developed Technologies	4,117	(1,023)	—	3,094	4
Trade names	167	(128)	—	39	1
	$18,356	$(7,326)	$3	$11,033	4

	December 31, 2014 Gross	Accumulated Amortization	Foreign Currency Translation	December 31, 2014 Net	Weighted Average Amortization Period (Years)
Domain names	$4,968	$(2,836)	$—	$2,132	4
Patents	1,050	(570)	—	480	6
Customer relationships	7,164	(1,978)	21	5,207	4
Vendor relationships	890	(223)	—	667	3
Developed technologies	4,117	(834)	—	3,283	5
Trade names	167	(121)	3	49	2
	$18,356	$(6,562)	$24	$11,818	4

Amortization expense related to intangible assets subject to amortization was $764,000 and $305,000 for the three months ended March 31, 2015 and 2014, respectively. Estimated future amortization expense of intangible assets as of March 31, 2015 is as follows (in thousands):

Total
2015, remaining nine months	$2,199
2016	2,789
2017	2,482
2018	2,244
2019	1,213
2020 and beyond	106
Total estimated amortization expense	$11,033

7. Debt Obligation

In September 2013, the Company entered into an agreement with a commercial bank to establish an accounts receivable based revolving line of credit. The maximum amount available for borrowing under the revolving credit facility is the lesser of $25,000,000 (which can be increased to $30,000,000 if certain conditions are met) or an amount equal to 85% of certain eligible accounts, which excludes accounts that are over 60 days outstanding from the original due date. The revolving line of credit has a maturity date of September 30, 2016 and may be repaid and redrawn at any time prior to the maturity date. Interest is charged at a floating interest rate based on the daily three month LIBOR, plus % applicable margin. In May 2014, the Company entered into an amendment, which revised the applicable margin from 2.75% to 2.00% per annum and the financial reporting intervals from monthly to quarterly reporting.  Interest was 2.375% at March 31, 2015. The Company is also required to pay a commitment fee on the unused portion of the revolving credit facility equal to 0.25% per annum. As of March 31, 2015 and December 31, 2014, $7,500,000 was outstanding under the revolving line of credit. The revolving credit facility is secured by substantially all of the Company’s assets, and is subject to certain financial and non-financial covenants, including financial reporting. As of March 31, 2015, the Company was in compliance with the financial and non-financial covenants under the credit and security agreement.

8. Stock-based Compensation

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

Stock Options

The fair value of each option was estimated on the date of grant for the period presented using the following assumptions:

Three Months Ended
March 31, 2014
Expected life (in years)	6.08
Risk-free interest rate	2.33%
Volatility	55%
Dividend yield	—

The weighted-average grant-date fair value of options granted was and $8.60 per share during the three months ended March 31, 2014.  There were no option grants during the three months ended March 31, 2015.

Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSUs award activity under the Plan is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2014	1,825,112	9,494,763	$7.00	6.57	$107,913	6,809,415	$12.66
Increase in shares authorized	3,255,200
Options granted	-	-	-
Options exercised		(378,436)	3.31		4,198
Options canceled or expired	10,285	(10,285)	8.00
RSUs granted	(2,272,800)					2,272,800	14.49
RSUs released						(1,144,437)	12.16
RSUs canceled or expired	411,703					(411,703)	12.79
Balance as of March 31, 2015	3,229,500	9,106,042	7.15	6.36	55,336	7,526,075	13.28
Vested and expected to vest as of March 31, 2015		8,672,053	6.87	6.27	54,109
Vested and exercisable as of March 31, 2015		6,772,801	5.15	5.70	49,119

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of shares which vested during the three months ended March 31, 2015 and 2014 was $1,211,000 and $1,005,000, respectively.

Employee Stock Purchase Plan

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

172,277 shares of common stock was issued under the 2014 Employee Stock Purchase Plan (“ESPP”) in November 2014.  As of March 31, 2015, 1,427,723 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$449	$1,577
Sales and marketing	2,941	4,117
Research and development	2,784	5,510
General and administrative	2,758	3,388
Total stock-based compensation expense	$8,932	$14,592

As of March 31, 2015, there was $77,452,000 of unrecognized stock-based compensation expense (net of estimated forfeitures), of which $6,104,000 is related to stock options and ESPP shares and $71,348,000 is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of March 31, 2015 will be amortized over a weighted-average period of 2.4 years. The total unrecognized stock-based compensation expense related to RSUs as of March 31, 2015 will be amortized over a weighted-average period of 3.3 years.

The amount of stock-based compensation cost capitalized in property and equipment, net on the accompanying condensed consolidated balance sheets was immaterial for all periods presented.

9. Stockholders’ Equity

Reverse Stock Split

All share and per share information for all periods presented has been adjusted to reflect the effect of 2.5-for-1 reverse stock split in February 2014.

Initial Public Offering

In March 2014, the Company issued 12,075,000 shares of common stock and received net proceeds of $174,305,000 after deducting underwriting discounts, commissions and offering expenses.  In addition, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into 41,580,507 shares of common stock.

Common Stock Repurchases

In February 2015, the Company’s Board of Directors authorized the repurchase of up to $50,000,000 of the Company’s common stock through February 2016, subject to certain limitations.  209,300 shares were repurchased at an aggregate cost of $2,052,000 during the three months ended March 31, 2015.  During the three months ended March 31, 2014, no shares of our common stock were repurchased.

10. Income Taxes

The Company recorded an income tax expense (benefit) of $192,000, and $(244,000) during the three months ended March 31, 2015 and 2014, respectively. The income tax expense during the first quarter of 2015 is primarily attributable to the increase in the deferred tax liabilities due to the change in fair value of contingent consideration and tax deductible goodwill from prior acquisitions.  The benefit from income taxes during the first quarter of 2014 was primarily attributable to the release of a portion of the valuation allowance due to the net acquired deferred tax liabilities from the Yub, Inc. (“Yub”) acquisition.

11. Net Loss per Share

The computation of the Company’s basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net loss	$(4,001)	$(14,042)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	82,166	34,535

Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.41)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options and ESPP	9,200	11,424
Restricted stock units	7,526	4,492
	16,726	15,916

12. Commitments and Contingencies

Leases

The Company leases office space under noncancelable operating leases with lease terms ranging from one to five years. Additionally, the Company leases certain equipment under noncancelable operating leases at its facilities and its leased data center operations.

Aggregate Future Contractual Obligations and Lease Commitments

As of March 31, 2015, the Company’s minimum payments under its noncancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2015, remaining nine months	$2,651	$51
2016	3,577	52
2017	1,524	22
2018	1,478	18
2019	1,460	1
2020 and thereafter	1,352	—
Total minimum payments	$12,042	$144

Less: Amount representing interest		9
Present value of capital lease obligations		135
Less: Current portion		60
Capital lease obligation, net of current portion		$75

Other Future Commitments

The Company has other long-term commitments for the years 2015 to 2034 in the amount of $7,170,000 for marketing arrangements.

During 2013, the Company entered into service agreements under which the Company is obligated to prepay non-refundable payments up to $19,250,000 over three years or earlier upon achievement of certain milestones. As of March 31, 2015, the Company made payments of $8,850,000.  The prepayments will be recognized as cost of revenues over the related service period. The unamortized balance is included in other assets on the accompanying condensed consolidated balance sheets.

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

Litigation

On March 11, 2015, a putative stockholder class action lawsuit was filed against us, the members of our board of directors, certain of our executive officers and the underwriters of our initial public offering (“IPO”): Nguyen v. Coupons.com Incorporated, Case No. CGC-15-544654 (California Superior Court, San Francisco County). The complaint asserts claims under the Securities Act and seeks unspecified damages and other relief on behalf of a putative class of persons and entities who purchased stock pursuant or traceable to the registration statement and prospectus for our IPO. Plaintiff Nguyen requested and obtained a dismissal without prejudice of his San Francisco action and filed another complaint with substantially the same allegations in the Santa Clara County Superior Court, Nguyen v. Coupons.com Incorporated, Case No. 1-15-CV-278777 (California Superior Court, Santa Clara County) (Mar. 30, 2015). Three other complaints with substantially the same allegations have also been filed: O’Donnell v. Coupons.com Incorporated, Case No. 1-15-CV-278399 (California Superior Court, Santa Clara County) (Mar. 20, 2015); So v. Coupons.com Incorporated, Case No. 1-15-CV-278774 (California Superior Court, Santa Clara County) (Mar. 30, 2015); and Silverberg v. Coupons.com Incorporated, Case No. 1-15-CV-278891 (California Superior Court, Santa Clara County) (Apr. 2, 2015). On May 7, 2015, the Santa Clara court consolidated the Nguyen, So and Silverberg actions with the O’Donnell action. We intend to defend this litigation vigorously. Based on information currently available, we believe that the potential for liability for the above claims is remote.

In addition, in the ordinary course of business, the Company may be involved in lawsuits, claims, investigations, and proceedings consisting of intellectual property, commercial, employment, and other matters. The Company records a provision for these claims when it is both probable that a liability has been incurred and the amount of the loss, or a range of the potential loss, can be reasonably estimated. These provisions are reviewed regularly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information or events pertaining to a particular case. In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results, or financial condition.

The Company believes that liabilities associated with any claims are remote, therefore the Company has not recorded any accrual for claims as of March 31, 2015 and December 31, 2014.

13. Information About Geographic Areas

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed on March 19, 2015 with the SEC. In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward looking statements reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences are described in “Risk Factors” set forth in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q.

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

We generate promotion revenues from digital transactions on our network. Each time a consumer activates a digital coupon on our platform by either printing it for physical redemption at a retailer or saving it to a retailer loyalty account for automatic digital redemption, we are generally paid a fee that is not dependent on the digital coupon being redeemed. For coupon codes, we are generally paid a fee when a consumer makes a purchase using a coupon code from our platform.  We generally pay a distribution fee to retailers or publishers when a consumer activates a digital promotion on their website or mobile app.  These distribution fees are included in our cost of revenues. We also generate media revenue through the placement of online advertisements from CPGs and retailers that are displayed on our websites and mobile apps, as well as those of our publishers, retailers and other third parties.

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

First Quarter 2015 Overview

Quarterly revenues of $55.6 million for the first quarter of 2015 increased $4.1 million or 8% from revenues of $51.5 million in the first quarter of 2014. Our net loss of $4.0 million decreased $10.0 million for the first quarter of 2015 compared to the net loss of $14.0 million for the corresponding period of 2014.  The year over year increase in our quarterly revenue was related to an increase in the number of transactions completed in the first quarter of 2015 of 412.6 million from 407.8 million for the first quarter of 2014 as well as increases in the number of insertion orders that included media placements.  The decrease in our net loss in the first quarter of 2015 compared to the same period in 2014 was primarily driven by decreased stock-based compensation expense of $5.7 million and a gain from the sale of a right to use a web domain name of $4.8 million.  Our Adjusted EBITDA for the first quarter of 2015 and 2014 was $4.0 million and $3.9 million, respectively.

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

Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Adjusted EBITDA	$ 4,018	$ 3,918
Transactions	412,642	407,785

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
•

Adjusted EBITDA also does not include the effects of interest, income taxes, gain on sale of a right to use a web domain name, other income (expense), net and  change in fair value of contingent consideration; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(4,001)	$(14,042)
Adjustments:
Interest expense	80	302
Gain on sale of a right to use a web domain name	(4,800)	—
Other income (expense), net	61	138
Provision for (benefit from) income taxes	192	(244)
Depreciation and amortization	3,908	3,172
Stock-based compensation	8,932	14,592
Change in fair value of contingent consideration	(354)	—
Total adjustments	$8,019	$17,960

Adjusted EBITDA	$4,018	$3,918

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2015		2014
Revenues	$55,562	100.0%	$51,501	100.0%
Cost of revenues	21,867	39.4%	20,519	39.8%
Gross profit	33,695	60.6%	30,982	60.2%
Operating expenses:
Sales and marketing	21,084	37.9%	19,511	37.9%
Research and development	12,942	23.3%	16,267	31.6%
General and administrative	8,491	15.3%	9,050	17.6%
Change in fair value of contingent consideration	(354)	(0.6)%	—	—%
Total operating expenses	42,163	75.9%	44,828	87.1%
Loss from operations	(8,468)	(15.3)%	(13,846)	(26.9)%
Interest expense	(80)	(0.1)%	(302)	(0.6)%
Gain on sale of a right to use a web domain name	4,800	8.6%	—	(—)%
Other income (expense), net	(61)	(0.1)%	(138)	(0.3)%
Loss before income taxes	(3,809)	(6.9)%	(14,286)	(27.8)%
Provision for (benefit from) income taxes	192	0.3%	(244)	(0.5)%
Net loss	$(4,001)	(7.2)%	$(14,042)	(27.3)%

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Revenues	$55,562	$51,501	$4,061	8%

Revenues increased by $4.1 million, or 8%, during the first quarter of 2015 compared to the same period in 2014. This increase was attributable to an increase in the number of transactions during the first quarter of 2015 to 412.6 million from 407.8 million during the same period in 2014 and to increases in the number of insertion orders that included media placements. During the first quarter of 2015, revenues from digital promotion transactions and digital media were 76% and 24% of total revenues, respectively, as compared to 79% and 21% of total revenues, respectively, for the same period in 2014. We expect revenue growth in the second-half of 2015 from deployments of Retailer iQ and the related marketing campaigns, particularly in the fourth quarter of 2015.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Cost of revenues	$21,867	$20,519	$1,348	7%
Gross profit	$33,695	$30,982	$2,713	9%
Gross margin	61%	60%

Cost of revenues increased by $1.3 million, or 7%, during the first quarter of 2015 compared to the same period in 2014. The increase was primarily due to the net impact from higher distribution fees and increased costs associated with the deployment of Retailer iQ, partially offset by decreased headcount related expenses.  The increase in distribution fees were primarily related to the increase in the number of transactions subject to fees completed through our platform.  The increases in costs related to Retailer iQ were primarily related to amortization expense and service and support costs incurred as a result of the deployment of Retailer iQ in the first quarter of 2014.  The net decrease in headcount related costs during the first quarter of 2015 was primarily due to the decrease in stock-based compensation costs, partially offset by higher salaries and related costs. For the quarter ended March 31, 2015, distribution fees and costs associated with the deployment of Retailer iQ increased approximately $1.9 million, and headcount related expenses decreased $0.8 million, respectively, compared to the same period in 2014.

Gross margin for the quarter ended March 31, 2015 slightly increased to 61% from 60% compared to the same period in 2014. The net increase was primarily due to the decrease in stock based compensation costs, expense leverage from fixed costs, and increase in media revenues, partially offset by higher costs from Retailer iQ and distribution fees.

We expect the costs associated with Retailer iQ to continue to increase in the future in absolute dollars as we continue to deploy and scale Retailer iQ across retailers, with a higher increase in cost expected in the second-half of 2015. We also believe that as the number of transactions on our platform increase, including those in connection with Retailer iQ, our cost of revenues as percentage of revenues will decrease over time as we achieve increased operational efficiencies.

Sales and Marketing

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$21,084	$19,511	$1,573	8%
Percent of revenues	38%	38%

Sales and marketing expenses increased $1.6 million, or 8%, during the first quarter of 2015 compared to the same period in 2014. The net increase was primarily due to increase in promotional and advertising costs partially offset by decreased headcount related costs.  The increases in our promotional and advertising costs were required to support our business objectives and the growth in revenues.  The net decrease in our headcount related costs were primarily related to the  decrease in stock-based compensation partially offset by higher salaries and new hire costs required to support our growth and business objectives, including deployments of Retailer iQ across our network. For the quarter ended March 31, 2015, promotional and advertising costs increased $2.3 million compared to the same period in 2014 and headcount related costs decreased $0.9 million compared to the same period in 2014.

We expect sales and marketing expenses to increase in future periods as we continue to incur costs to support our growth and business objectives including Retailer iQ.

Research and Development

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Research and development	$12,942	$16,267	$(3,325)	(20)%
Percent of revenues	23%	32%

Research and development expenses decreased $3.3 million, or 20%, during the first quarter of 2015 compared to the same period in 2014. The decrease was primarily due to decreased headcount related costs and decreased research and development support services costs. The net decrease in headcount related expenses was primarily driven by the decrease in stock-based compensation partially offset by higher salaries and related costs.  We expect our research and development costs to increase moderately as we continue to invest in our business technology objectives.  For example, in January 2015 we opened a research and development center in Bangalore, India and anticipate increased hiring at that location in 2015.

For the quarter ended March 31, 2015, headcount related costs decrease by $2.4 million, including a decrease in stock-based compensation of $2.7 million and decrease in research and development consultation and support services costs of $1.0 million, compared to the same period in 2014.

During the quarter ended March 31, 2015, we capitalized internal use software development costs related to Retailer iQ of $0.3 million compared to $1.4 million during the same period in 2014.

While we anticipate that we will decrease our use of third-party services in the future, we believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

General and Administrative

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$8,491	$9,050	$(559)	(6)%
Percent of revenues	15%	18%

General and administrative expenses decreased $0.6 million, or 6%, during the first quarter of 2015 compared to the same period in 2014. The net decrease was primarily due to the decrease in headcount related costs from decrease in stock-based compensation partially offset by higher salaries and new hire costs. The increase in salaries and new hire costs was required to support our growth as well as to support our activities as we transitioned from a private to a public company.

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

Change in Fair Value of Contingent Consideration

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of contingent consideration	$(354)	$—	$(354)	(100)%
Percent of revenues	(1)%	—%

For the three months ended March 31, 2015, the Company recorded a gain of $0.4 million resulting from the change in fair value of the contingent consideration from the acquisition of Eckim.  The change in the fair value of the contingent consideration was primarily driven by the change in the Company's common stock price. See Notes 3 (Fair Value Measurements) for further discussion.

Interest Expense, Gain on Sale of a Right to Use a Web Domain Name and Other Income (Expense), Net

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$(80)	$(302)	$222	(74)%
Gain on sale of a right to use a web domain name	4,800	—	4,800	100%
Other income (expense), net	(61)	(138)	77	*	%
	$4,659	$(440)	$5,099	*	%
Percent of revenues	8%	(1)%

*	Not meaningful.

The decrease in interest expense during the first quarter of 2015 compared to the same period in 2014 was primarily a result of the early retirement of borrowings of $15.0 million in the third quarter of 2014.  The gain on sale of a right to use a web domain name was as a result of a $4.8 million gain realized in the first quarter of 2015 from the sale of a right to use a web domain name through a competitive public auction process.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$192	$(244)	$436	(179)%
Percent of revenues	—%	—%

Our income tax expense during the first quarter of 2015 is primarily attributable to the increase in the deferred tax liabilities due to the change in fair value of contingent consideration and tax deductible goodwill from prior acquisitions.

Our benefit from income taxes during the first quarter of 2014 was primarily attributable to the release of a portion of the valuation allowance due to the net acquired deferred tax liabilities from the Yub acquisition.

Liquidity and Capital Resources

As of March 31, 2015 we had $202.4 million in cash and cash equivalents, which were held for working capital purposes.

In the near term, although we intend to continue to manage our operating expenses in line with our existing cash and available financial resources, we anticipate we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth and the costs associated with being a public company.  As a public company, we have incurred and expect to continue to incur significant legal, accounting, regulatory compliance and other costs that we did not incur in the periods prior to our IPO with a higher increases in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act.  In addition, we may use cash to fund acquisitions or invest in other businesses or technologies.

Prior to March 31, 2015, we have financed our operations and capital expenditures through private sales of preferred stock, term debt financing, exercise of stock options and cash flows from operations.  In addition, we have raised $39.0 million in aggregate principal amount through debt. More recently in March 2014, we completed our IPO in which we issued and sold 12,075,000 shares of common stock at a public offering price of $16.00 per share for which we received proceeds of $179.7 million, which is net of underwriting discounts and commissions of $13.5 million, but before deducting offering expenses of $5.4 million.

As of March 31, 2015, we had available a revolving line of credit facility with a commercial bank that provided for advances of up to $30.0 million (if certain conditions are met) which is based on eligible accounts receivable. As of March 31, 2015, we had $7.5 million outstanding on this credit facility and we were in compliance with the financial and non-financial covenants under the credit agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash flows provided by (used in) operating activities	$(852)	$853
Cash flows provided by (used in) investing activities	2,995	(2,055)
Cash flows provided by (used in) financing activities	(813)	183,057
Effects of exchange rates on cash	9	(2)
Increase in cash and cash equivalents	$1,339	$181,853

Operating Activities

Cash provided by (used in) operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash provided by (used in) operating activities has typically been due to our net losses and by changes in our operating assets and liabilities, particularly accounts receivable and accrued liabilities, adjusted for non-cash expense items such as depreciation and amortization, stock-based compensation, change in fair value of contingent consideration and gain on sale of a right to use a web domain name.

During the three months ended March 31, 2015, net cash used in operating activities was $0.9 million, reflecting our net loss of $4.0 million, offset by net non-cash expenses of $7.9 million, which included depreciation and amortization, stock-based compensation, deferred income taxes, allowance for doubtful accounts and amortization of debt issuance costs, offset by a gain on sale of a right to use a web domain name and change in the fair value of the contingent consideration. The non-cash expenses increased primarily due to capital expenditures and headcount growth, primarily related to continued investment in our business. The remaining use of cash was from the net change in working capital items, most notably an increase in prepaid expenses and other assets and a decrease in accrued compensation and benefits of $8.4 million related to the timing of payments, offset by an increase in accounts receivable of $3.1 million due to an increase in billing for media campaigns as well as timing of payments, increase in accounts payable and other current liabilities of $0.2 million and increase in deferred revenues of $0.3 million.

During the three months ended March 31, 2014, net cash provided by operating activities was $0.9 million, reflecting our net loss of $14.0 million, offset by net non-cash expenses of $17.6 million, which included depreciation and amortization, accretion of debt discount, allowance for doubtful accounts and stock-based compensation, offset by deferred income taxes. The non-cash expenses increased primarily due to capital expenses and headcount growth, primarily related to continued investment in our business and recording of stock-based compensation expense for RSUs. The remaining use of cash was from the net change in working capital items, most notably a decrease in accrued compensation and benefits of $6.3 million, increases in prepaid expenses and other assets of $1.5 million, offset by decreases in accounts receivable of $2.8 million and an increase in accounts payable and other liabilities of $2.3 million.  The changes in working capital items were primarily due to the timing of payments and receipt of invoices, timing of the receipt of payments and prepayment of expenses.

Investing Activities

During the three months ended March 31, 2015, net cash provided by investing activities was $3.0 million, reflecting proceeds of $4.8 million from the sale of a right to use a web domain name, offset by $1.8 million in purchases of property and equipment.  Purchases of property and equipment includes technology hardware and software to support our growth as well as capitalized development and enhancement costs related to Retailer iQ. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of Retailer iQ. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.   In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

During the three months ended March 31, 2014, net cash used in investing activities consisted primarily of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized development and enhancement costs related to Retailer iQ, offset by $0.9 million in net cash acquired from the Yub acquisition.

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

During the three months ended March 31, 2015, net cash used in financing activities reflects $2.1 million repurchases of our common stock, offset by $1.3 million of proceeds received from exercises of stock options.

During the three months ended March 31, 2014, net cash provided by financing activities amounted to $183.1 million, consisting primarily of $178.5 million in proceeds from our IPO and exercises of stock options and warrant of $4.5 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

Contractual Obligations and Commitments

Refer to Notes 7 and 12 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes during the three months ended March 31, 2015.  For additional information on contractual obligations and commitments, please refer to our Annual Report on Form 10-K filed on March 19, 2015 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed on March 19, 2015 with the SEC.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 19, 2015 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2015, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures.

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

On March 11, 2015, a putative stockholder class action lawsuit was filed against us, the members of our board of directors, certain of our executive officers and the underwriters of our IPO: Nguyen v. Coupons.com Incorporated, Case No. CGC-15-544654 (California Superior Court, San Francisco County). The complaint asserts claims under the Securities Act and seeks unspecified damages and other relief on behalf of a putative class of persons and entities who purchased stock pursuant or traceable to the registration statement and prospectus for our IPO. Plaintiff Nguyen requested and obtained a dismissal without prejudice of his San Francisco action and filed another complaint with substantially the same allegations in the Santa Clara County Superior Court, Nguyen v. Coupons.com Incorporated, Case No. 1-15-CV-278777 (California Superior Court, Santa Clara County) (Mar. 30, 2015). Three other complaints with substantially the same allegations have also been filed: O’Donnell v. Coupons.com Incorporated, Case No. 1-15-CV-278399 (California Superior Court, Santa Clara County) (Mar. 20, 2015); So v. Coupons.com Incorporated, Case No. 1-15-CV-278774 (California Superior Court, Santa Clara County) (Mar. 30, 2015); and Silverberg v. Coupons.com Incorporated, Case No. 1-15-CV-278891 (California Superior Court, Santa Clara County) (Apr. 2, 2015).  On May 7, 2015, the Santa Clara court consolidated the Nguyen, So and Silverberg actions with the O’Donnell action. We intend to defend this litigation vigorously. Based on information currently available, we believe that the potential for liability for the above claims is remote.

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

We may not be able to maintain our rate of revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, our revenue growth was adversely affected in the first half of 2012 because as we scaled our technology infrastructure to support our growth, our technology for securely identifying unique users and devices inadvertently prevented our personalization algorithms from optimally displaying our digital coupons to consumers. In addition, our revenues may fluctuate due to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending and we may not always be able to anticipate such fluctuations.  For example, our revenue growth was adversely affected in the fourth quarter of 2014 when a few large CPGs did not repeat holiday campaigns that they ran in December 2013 or moved campaigns from Q4 2014 to Q3 2014. Decisions by major CPGs or retailers to delay or reduce their promotional spending or divert spending away from digital promotions, or changes in our fee arrangements with CPGs and retailers, could slow our revenue growth or reduce our revenues.  For example, if our arrangements with CPGs required us to receive fees upon the actual redemption of digital coupons on our platform rather than activation as is generally done, our revenue growth and revenues could be harmed.  We believe that our continued revenue growth will depend on increasing the number of transactions on our platform, including on Retailer iQ, and, in particular, on our ability to:

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

The success of our business depends in part on our ability to increase our share of CPG spending on overall coupons and trade promotions, increase media and advertising spending on our platform, increase the number of brands that are using our platform within each CPG, increase our share of retailer spending on coupon codes, maximize the lifetime value of our consumers across all of our products, and increase adoption and scale of Retailer iQ, especially in the second-half of 2015. It also depends on our ability to further integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels. In addition, we must acquire new CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment venues. If CPGs and retailers do not find that offering digital promotions and media and advertising on our platform enables them to reach consumers and sufficiently increase sales with the scale and effectiveness that is compelling to them, CPGs and retailers may not increase their distribution of digital promotions on our platform and media, or they may decrease them or stop offering them altogether, and new CPGs and retailers may decide not to use our platform.

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

If retailers do not commit sufficient time, resources and funds towards the marketing of their digital promotions and programs on Retailer iQ, the growth and scale of Retailer iQ and its penetration into the consumer market will be adversely affected.  Further, the successful implementation of Retailer iQ requires integration with a retailer’s point of sales system, loyalty programs and consumer channels.  These integration efforts require time and effort from both the retailer and ourselves, which also involves our working with third-party systems and solutions, some of whom may be our competitors.  We may not be able to integrate and launch Retailer iQ with a retailer’s systems in a timely and efficient manner.  If we are unable to successfully implement Retailer iQ, which includes increased consumer adoption of Retailer iQ in the second-half of 2015, particularly in the fourth quarter, or it is not adopted and supported with sufficient resources by retailers, the success and scale of Retailer iQ will be adversely affected and our revenues and business may suffer.

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

On March 11, 2015, a purported class action lawsuit alleging violations of federal securities laws was filed in the Superior Court of the State of California, naming us as defendants and certain of our executive officers and directors. Plaintiffs also named as defendants the underwriters in our IPO. Since then, several other actions making substantially the same allegations have been filed.  The plaintiffs in these cases generally allege that our registration statements related to our IPO contained material misstatements and omissions.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 82,678,296 shares of common stock outstanding as of March 31, 2015, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together own approximately 59.9% of our outstanding common stock, based on the number of shares outstanding as of March 31, 2015. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2015 to January 31, 2015	—	$—	—	$—
February 1, 2015 to February 28, 2015	22,200	9.91	22,200	49,780,000
March 1, 2015 to March 31, 2015	187,100	9.79	187,100	47,953,000
Total	209,300	9.80	209,300	47,953,000
(1)

On February 5, 2015, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $50.0 million of the Company’s common stock during the period commencing February 20, 2015 and ending February 20, 2016.

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

COUPONS.COM INCORPORATED

Dated: May 14, 2015	By:	/s/ Steven R. Boal
Steven R. Boal
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2015	By:	/s/ Mir Aamir
Mir Aamir
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amendment No. 2 to Lease Agreement by and between the Registrant and 400 Logue LLC, dated February 25, 2015.	10-K	001-36331	10.15	3/19/2015
10.2	2013 Employee Stock Purchase Plan, as amended.					X
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X