Form 10-Q
period 2015-06-30
COUPONS.com Inc
filed 2015-08-13
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, the registrant had 83,239,098 shares of common stock outstanding.

COUPONS.COM INCORPORATED

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$210,035	$201,075
Accounts receivable, net of allowance for doubtful accounts of $245 and $408 at June 30, 2015 and December 31, 2014, respectively	48,846	51,061
Prefunded coupons cash deposits	642	740
Deferred tax assets	427	457
Prepaid expenses and other current assets	4,677	2,972
Total current assets	264,627	256,305
Property and equipment, net	25,952	25,399
Intangible assets, net	10,352	11,818
Goodwill	29,284	29,277
Other assets	8,398	9,008
Total assets	$338,613	$331,807
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,098	$6,358
Accrued compensation and benefits	9,467	14,861
Other current liabilities	17,879	15,790
Prefunded coupons cash obligations	642	740
Deferred revenues	6,992	6,219
Debt obligation	7,500	7,500
Total current liabilities	52,578	51,468
Other non-current liabilities	56	89
Deferred rent	806	738
Deferred tax liabilities	2,070	2,624
Total liabilities	55,510	54,919
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 88,375,594 shares issued and 83,318,189 outstanding at June 30, 2015; 86,224,920 shares issued and 81,380,014 outstanding at December 31, 2014	1	1
Additional paid-in capital	552,675	531,018
Treasury stock, at cost	(64,017)	(61,935)
Accumulated other comprehensive loss	(18)	(1)
Accumulated deficit	(205,538)	(192,195)
Total stockholders’ equity	283,103	276,888
Total liabilities and stockholders’ equity	$338,613	$331,807

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$55,867	$51,715	$111,429	$103,216
Costs and expenses:
Cost of revenues	22,122	20,884	43,989	41,403
Sales and marketing	21,834	17,621	42,918	37,132
Research and development	11,839	10,981	24,781	27,248
General and administrative	7,867	8,857	16,358	17,907
Change in fair value of contingent consideration	2,076	—	1,722	—
Total costs and expenses	65,738	58,343	129,768	123,690
Loss from operations	(9,871)	(6,628)	(18,339)	(20,474)
Interest expense	(82)	(300)	(162)	(602)
Gain on sale of a right to use a web domain name	—	—	4,800	—
Other income (expense), net	40	31	(21)	(107)
Loss before income taxes	(9,913)	(6,897)	(13,722)	(21,183)
Benefit from income taxes	(571)	—	(379)	(244)
Net loss	$(9,342)	$(6,897)	$(13,343)	$(20,939)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.09)	$(0.16)	$(0.37)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	82,980	77,549	82,575	56,161

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(9,342)	$(6,897)	$(13,343)	$(20,939)
Other comprehensive income (loss):
Foreign currency translation adjustments	48	33	(17)	45
Comprehensive loss	$(9,294)	$(6,864)	$(13,360)	$(20,894)

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(13,343)	$(20,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,780	6,822
Stock-based compensation	17,439	21,253
Accretion of debt discount	—	113
Amortization of debt issuance costs	38	38
Gain on sale of a right to use a web domain name	(4,800)	—
Allowance for doubtful accounts	(34)	79
Deferred income taxes	(525)	(244)
Change in fair value of contingent consideration	1,722	—
Changes in operating assets and liabilities:
Accounts receivable	2,255	(1,755)
Prepaid expenses and other current assets	(1,213)	224
Accounts payable and other current liabilities	1,356	2,494
Accrued compensation and benefits	(5,391)	(3,298)
Deferred revenues	764	957
Other	2	313
Net cash provided by operating activities	6,050	6,057

Cash flows from investing activities:
Purchases of property and equipment	(3,961)	(4,970)
Acquisitions, net of acquired cash	—	859
Purchase of intangible assets	(35)	(16)
Proceeds from sale of a right to use a web domain name	4,800	—
Net cash provided by (used in) investing activities	804	(4,127)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,218	3,031
Repurchases of common stock	(2,082)	—
Proceeds from initial public offering, net of offering costs	—	176,525
Exercise of warrant	—	1,610
Principal payments on capital lease obligations	(30)	(28)
Net cash provided by financing activities	2,106	181,138
Effect of exchange rates on cash and cash equivalents	—	(9)
Net increase in cash and cash equivalents	8,960	183,059
Cash and cash equivalents at beginning of period	201,075	38,972
Cash and cash equivalents at end of period	$210,035	$222,031

See Accompanying Notes to Condensed Consolidated Financial Statements

COUPONS.COM INCORPORATED

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Coupons.com Incorporated (the “Company”) connects great brands and retailers with consumers by delivering digital promotions and media to consumers. Many brands from leading consumer packaged goods companies (“CPGs”) and many of the leading grocery, drug, dollar channel, club and mass merchandise retailers use the Company’s digital platform to engage consumers at the critical moments when they are choosing which products they will buy and where they will shop. The Company delivers digital coupons, including coupon codes, and media through its platform. The Company’s platform includes web, mobile and social channels, as well as those of the Company’s CPGs, retailers and its extensive network of publishers that display the Company’s coupon and media offerings on their websites and mobile applications. Consumers select coupons by either printing them for physical redemption at retailers or saving them to retailer loyalty accounts for automatic digital redemption.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.

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

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance or Accounting Standards Update (“ASU”) 2015-03-Interest—Imputation of Interest (Subtopic 835-30) to simplify the presentation of debt issuance costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for interim and annual periods beginning after December 15, 2015. The adoption of this standard will change the Company’s current practice of presenting debt issuance costs as an asset and will result in the reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date.

In August 2014, the FASB issued ASU 2014-15—Presentation of Financial Statements — Going Concern (Subtopic 205-40), related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), amended the existing accounting standards to achieve consistent application of revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the standard requires reporting companies to also disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to delay the effective date of this amendment by one year, accordingly, the Company is required to adopt the amendments in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.   Early adoption is permitted, but not before the original effective date of the amendment.

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

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$14,935	$—	$—	$14,935
Total	$14,935	$—	$—	$14,935
Liabilities:
Contingent consideration (2)	$—	$—	$2,770	$2,770
Total	$—	$—	$2,770	$2,770

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$14,928	$—	$—	$14,928
Total	$14,928	$—	$—	$14,928
Liabilities:
Contingent consideration (2)	$—	$—	$1,048	$1,048
Total	$—	$—	$1,048	$1,048

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

The following table represents the change in the contingent consideration (in thousands):

Level 3
Balance as of December 31, 2014	$1,048
Change in fair value	1,722
Balance as of June 30, 2015	$2,770

For the three and six months ended June 30, 2015, the Company recorded a loss of $2.1 million and $1.7 million, respectively, due to the changes in fair value of the contingent consideration. The change in fair value of the contingent consideration during the period was primarily driven by the increase in the likelihood of achieving the revenue and profit milestones.  No gain or loss from change in fair value of the contingent consideration was recognized during the three and six months ended June 30, 2014.  Gains and losses as a result of the changes in the fair value of the contingent consideration are included as a component of operations in the accompanying condensed consolidated statements of operations.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$407	$347	$408	$332
Bad debt expense (credit)	(43)	65	(34)	79
Recoveries (write-offs), net	(119)	(12)	(129)	(11)
Balance at end of period	$245	$400	$245	$400

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Software	$31,996	$30,791
Computer equipment	18,130	17,325
Leasehold improvements	2,706	2,393
Furniture and fixtures	1,957	1,645
Total	54,789	52,154
Accumulated depreciation and amortization	(34,645)	(28,783)
Projects in process	5,808	2,028
Property and equipment, net	$25,952	$25,399

Depreciation and amortization expense of property and equipment was $3.2 million and $6.3 million for the three and six months ended June 30, 2015, respectively, and $3.3 million and $6.2 million for the three and six months ended June 30, 2014, respectively.

During the three and six months ended June 30, 2015, the Company capitalized internal use software development and enhancement costs related to the Coupons.com Retailer iQ platform (“Retailer iQ”) of $0.5 million and $0.9 million, respectively, compared to $0.9 million and $2.2 million during the three and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2015, the Company recognized $2.3 million and $4.6 million respectively, of amortization expense related to Retailer iQ in cost of revenues, and $2.0 million and $3.4 million during the three and six months ended June 30, 2014, respectively.  The unamortized capitalized development and enhancement costs related to Retailer iQ was $15.3 million and $19.0 million as of June 30, 2015 and December 31, 2014, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Bonus	$3,878	$6,909
Vacation	2,338	2,427
Commissions	2,175	3,458
Payroll and related expenses	1,076	2,067
Accrued compensation and benefits	$9,467	$14,861

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Distribution fees	$6,229	$5,805
Marketing expenses	2,904	3,415
Contingent consideration	2,770	1,048
Accrued property and equipment	1,986	687
Legal and professional fees	803	1,699
Deferred rent	247	536
Other	2,940	2,600
Other current liabilities	$17,879	$15,790

6. Goodwill and Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The change in the carrying value of goodwill is as follows (in thousands):

Goodwill
Balance as of December 31, 2014	$29,277
Foreign currency translation	7
Balance as of June 30, 2015	$29,284

Intangible assets consist of the following (in thousands):

	June 30, 2015 Gross	Accumulated Amortization	Foreign Currency Translation	June 30, 2015 Net	Weighted Average Amortization Period (Years)
Customer relationships	$7,164	$(2,629)	$24	$4,559	4
Domain names	5,004	(3,127)	—	1,877	4
Developed technologies	4,117	(1,213)	—	2,904	4
Patents	1,050	(628)	—	422	6
Vendor relationships	890	(334)	—	556	3
Trade names	167	(135)	2	34	1
	$18,392	$(8,066)	$26	$10,352	4

	December 31, 2014 Gross	Accumulated Amortization	Foreign Currency Translation	December 31, 2014 Net	Weighted Average Amortization Period (Years)
Customer relationships	$7,164	$(1,978)	$21	$5,207	4
Domain names	4,968	(2,836)	—	2,132	4
Developed technologies	4,117	(834)	—	3,283	5
Patents	1,050	(570)	—	480	6
Vendor relationships	890	(223)	—	667	3
Trade names	167	(121)	3	49	2
	$18,356	$(6,562)	$24	$11,818	4

Amortization expense related to intangible assets subject to amortization was $0.7 million and $1.5 million for the three and six months ended June 30, 2015, respectively and $0.3 million and $0.6 million during the three and six months ended June 30, 2014, respectively. Estimated future amortization expense of intangible assets as of June 30, 2015 is as follows (in thousands):

Total
2015, remaining six months	$1,476
2016	2,814
2017	2,494
2018	2,249
2019	1,213
2020 and beyond	106
Total estimated amortization expense	$10,352

7. Debt Obligation

In September 2013, the Company entered into an agreement with a commercial bank to establish an accounts receivable based revolving line of credit. The maximum amount available for borrowing under the revolving credit facility is the lesser of $25.0 million (which can be increased to $30.0 million if certain conditions are met) or an amount equal to 85% of certain eligible accounts, which excludes accounts that are over 60 days outstanding from the original due date. The revolving line of credit has a maturity date of September 30, 2016 and may be repaid and redrawn at any time prior to the maturity date. Interest is charged at a floating interest rate based on the daily three month LIBOR, plus % applicable margin. In May 2014, the Company entered into an amendment, which revised the applicable margin from 2.75% to 2.00% per annum and the financial reporting intervals from monthly to quarterly reporting.  Interest was 2.375% at June 30, 2015. The Company is also required to pay a commitment fee on the unused portion of the revolving credit facility equal to 0.25% per annum. As of June 30, 2015 and December 31, 2014, $7.5 million was outstanding under the revolving line of credit. The revolving credit facility is secured by substantially all of the Company’s assets, and is subject to certain financial and non-financial covenants, including financial reporting. As of June 30, 2015, the Company was in compliance with the financial and non-financial covenants under the credit and security agreement.

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

Stock Options

The fair value of each option was estimated on the date of grant for the period presented using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected life (in years)	5.50 - 6.08	—	5.50 - 6.08	6.08
Risk-free interest rate	1.82% - 1.89%	—	1.82% - 1.89%	2.33%
Volatility	55%	—	55%	55%
Dividend yield	—	—	—	—

The weighted-average grant-date fair value of options granted was $6.72 per share during the three and six months ended June 30, 2015 and $8.60 per share during the six months ended June 30, 2014.  There were no option grants during the three months ended June 30, 2014.

Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSUs award activity under the 2013 Plan is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2014	1,825,112	9,494,763	$7.00	6.57	$107,913	6,809,415	$12.66
Increase in shares authorized	3,255,200
Options granted	(53,680)	53,680	13.04
Options exercised	—	(822,045)	3.89		7,828
Options canceled or expired	14,562	(14,562)	7.73
RSUs granted	(2,641,120)					2,641,120	14.22
RSUs released	—					(1,233,379)	11.93
RSUs canceled or expired	873,049					(873,049)	13.83
Balance as of June 30, 2015	3,273,123	8,711,836	7.32	6.19	45,201	7,344,107	13.31
Vested and expected to vest as of June 30, 2015		8,320,312	7.06	6.10	44,375
Vested and exercisable as of June 30, 2015		6,643,537	5.48	5.57	45,201

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of shares which vested during the three and six months ended June 30, 2015  was $1.0 million and $2.2 million, respectively, and during the three and six months ended June 30, 2014 was $0.9 million and $1.9 million, respectively.

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

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Six Months Ended June 30,
	2015	2014
Expected life (in years)	0.50	0.62
Risk-free interest rate	0.08%	0.08%
Volatility	63%	55%
Dividend yield	—	—

95,251 shares of common stock was issued under the 2014 Employee Stock Purchase Plan (“ESPP”) in May 2015.  As of June 30, 2015, 1,332,472 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$433	$523	$882	$2,100
Sales and marketing	3,432	1,284	6,373	5,401
Research and development	2,266	1,760	5,050	7,270
General and administrative	2,376	3,094	5,134	6,482
Total stock-based compensation expense	$8,507	$6,661	$17,439	$21,253

As of June 30, 2015, there was $69.1 million of unrecognized stock-based compensation expense (net of estimated forfeitures), of which $5.7 million is related to stock options and ESPP shares and $63.4 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of June 30, 2015 will be amortized over a weighted-average period of 2.4 years. The total unrecognized stock-based compensation expense related to RSUs as of June 30, 2015 will be amortized over a weighted-average period of 3.1 years.

The amount of stock-based compensation cost capitalized in property and equipment, net on the accompanying condensed consolidated balance sheets was immaterial for all periods presented.

9. Common Stock Repurchases

In February 2015, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock through February 2016, subject to certain limitations. During the three and six months ended June 30, 2015, 3,000 and 212,300 shares were repurchased at an aggregate cost of $30,000 and $2.1 million, respectively. During the three and six months ended June 30, 2014, no shares of our common stock were repurchased.

10. Income Taxes

The Company recorded an income tax benefit of $0.6 million, and $0.4 million during the three and six months ended June 30, 2015, respectively, and $0 and $0.2 million during the three and six months ended June 30, 2014, respectively. The income tax benefit during for the three and six months ended June 2015 is attributable to the net decrease in deferred tax liabilities primarily associated with the change in fair value of contingent consideration from prior acquisitions.  The income tax benefit for the three and six months ended June 2014 was attributable to a release of a portion of the Company’s valuation allowance due to acquired deferred tax liabilities from prior year acquisitions.

11. Net Loss per Share

The computation of the Company’s basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(9,342)	$(6,897)	$(13,343)	$(20,939)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	82,980	77,549	82,575	56,161

Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.09)	$(0.16)	$(0.37)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Six Months Ended June 30,
	2015	2014
Stock options and ESPP	8,819	11,349
Restricted stock units	7,344	7,345
	16,163	18,694

12. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to five years. Additionally, the Company leases certain equipment under non-cancelable operating leases at its facilities and its leased data center operations.

Aggregate Future Contractual Obligations and Lease Commitments

As of June 30, 2015, the Company’s minimum payments under its non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2015, remaining six months	$1,768	$34
2016	3,577	52
2017	1,524	22
2018	1,478	18
2019	1,460	1
2020 and thereafter	1,352	—
Total minimum payments	$11,159	$127

Less: Amount representing interest		8
Present value of capital lease obligations		119
Less: Current portion		57
Capital lease obligation, net of current portion		$62

Other Future Commitments

The Company has other long-term commitments for the years 2015 to 2034 in the amount of $7.2 million for marketing arrangements.

The Company entered into service agreements under which the Company is obligated to prepay non-refundable payments upon the achievement of certain milestones.  As of June 30, 2015, the Company made payments of $8.9 million under these arrangements and has remaining obligations for payment of $5.2 million which are expected to be paid over two years.  These prepayments will be recognized as cost of revenues over the related service period. The unamortized balance is included in other assets on the accompanying condensed consolidated balance sheets.

Indemnification

In the normal course of business, to facilitate transactions related to the Company’s operations, the Company indemnifies certain parties, including CPGs, advertising agencies and other third parties including retailers. The Company has agreed to hold certain parties harmless against losses arising from claims of intellectual property infringement or other liabilities relating to or arising from our products, services or other contractual infringement. The term of these indemnity provisions generally survive termination or expiration of the applicable agreement. To date, the Company has not recorded any liabilities related to these agreements.

Litigation

On March 11, 2015, a putative stockholder class action lawsuit was filed against us, the members of our board of directors, certain of our executive officers and the underwriters of our initial public offering (“IPO”): Nguyen v. Coupons.com Incorporated, Case No. CGC-15-544654 (California Superior Court, San Francisco County). The complaint asserts claims under the Securities Act and seeks unspecified damages and other relief on behalf of a putative class of persons and entities who purchased stock pursuant or traceable to the registration statement and prospectus for our IPO. Plaintiff Nguyen requested and obtained a dismissal without prejudice of his San Francisco action and filed another complaint with substantially the same allegations in the Santa Clara County Superior Court, Nguyen v. Coupons.com Incorporated, Case No. 1-15-CV-278777 (California Superior Court, Santa Clara County) (Mar. 30, 2015). Three other complaints with substantially the same allegations have also been filed: O’Donnell v. Coupons.com Incorporated, Case No. 1-15-CV-278399 (California Superior Court, Santa Clara County) (Mar. 20, 2015); So v. Coupons.com Incorporated, Case No. 1-15-CV-278774 (California Superior Court, Santa Clara County) (Mar. 30, 2015); and Silverberg v. Coupons.com Incorporated, Case No. 1-15-CV-278891 (California Superior Court, Santa Clara County) (Apr. 2, 2015).  On May 7, 2015, the Santa Clara court consolidated the Nguyen, So and Silverberg actions with the O’Donnell action.  On July 23, 2015, defendants filed a demurrer to the consolidated complaint. We intend to defend this litigation vigorously. Based on information currently available, we believe that the potential for liability for the above claims is remote.

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

The Company believes that liabilities associated with any claims are remote, therefore the Company has not recorded any accrual for claims as of June 30, 2015 and December 31, 2014.

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

Overview

We connect great brands and retailers with consumers by delivering digital promotions and media to consumers. Over 2,000 brands from approximately 700 consumer packaged goods companies (“CPGs”) and many of the leading grocery, drug, dollar channel, club and mass merchandise retailers use our digital platform to engage consumers at the critical moments when they are choosing which products they will buy and where they will shop. We deliver digital coupons, including coupon codes, and media and advertising through our platform.  Our platform includes our web, mobile and social channels, as well as those of our CPGs and retailers, and our extensive network of approximately 30,000 publishers that display our coupon and media offerings on their websites and mobile applications.

Our platform distributes digital promotions and media at scale across multiple channels enabling CPGs and retailers to deliver promotions and media to consumers at the point when they are most engaged and likely to make a purchasing decision. Our platform is comprised of promotional channels, including our Digital Free Standing Insertion Network, which is our network of publishers that display our coupons and media offerings, our retail point of sale solutions which includes Retailer iQ, mobile solutions, publishing tools, which enhance the effectiveness of the promotions we offer, and media. Our technology gives CPGs control over the number of coupons distributed and the number of CPG-authorized activations per coupon, which enhances the security of digital coupons.

We generate promotion revenues from digital transactions on our network. Each time a consumer activates a digital coupon on our platform by either printing it for physical redemption at a retailer or saving it to a retailer loyalty account for automatic digital redemption, we are generally paid a fee. For coupon codes, we are generally paid a fee when a consumer makes a purchase using a coupon code from our platform.  We generally pay a distribution fee to retailers or publishers when a consumer activates a digital promotion on their website or mobile app.  These distribution fees are included in our cost of revenues. We also generate media revenue through the placement of online advertisements from CPGs and retailers that are displayed on our websites and mobile apps, as well as those of our publishers, retailers and other third parties.

Our CPG customers include many of the leading food, beverage, drug, personal and household product manufacturers. We primarily generate revenue from CPGs through coupons and media offered through our platform and our publisher network. Retailers on our platform include leading grocery, drug, dollar channel, club and mass market retailers.  We also service a broad range of specialty stores, including clothing, electronics, home improvement and many others through which we generate revenue primarily from offering coupon codes through our platform.

Second Quarter 2015 Overview

Quarterly revenues of $55.9 million for the second quarter of 2015 increased $4.2 million or 8% from revenues of $51.7 million in the second quarter of 2014. Our net loss of $9.3 million increased $2.4 million for the second quarter of 2015 compared to the net loss of $6.9 million for the corresponding period of 2014.  The year over year increase in our quarterly revenues was primarily related to increases in our revenues from digital promotion transactions and to a lesser extent, increases in our revenues from digital media campaigns.   The increase in our net loss in the second quarter of 2015 compared to the same period in 2014 was primarily driven by increased expenses from the changes in fair value of the contingent consideration from the acquisition of Eckim.  Our Adjusted EBITDA for the second quarter of 2015 and 2014 was $4.6 million and $3.7 million, respectively.

Our operating expenses may increase in the future as we continue to invest in research and development to enhance our platform and in sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers.

Non- GAAP Financial Measure and Key Operating Metrics

Adjusted Earnings Before Income Taxes, Depreciation and Amortization (Adjusted EBITDA), a non-GAAP financial measure, is a key metric used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short and long-term operational plans, and to determine bonus payouts.  In particular, we believe that the exclusion of the expenses eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business.  Additionally, Adjusted EBITDA is a key financial metric used by the compensation committee of our board of directors in connection with the determination of compensation for our executive officers.  Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

We define a “transaction” as the distribution of a digital coupon through our platform that generates revenues.  While the number of transactions on our platform has been an important indicator of our ability to grow our revenues, as our business continues to evolve, we believe transaction volume on our platform may become a less predictive indicator of future operating performance.

Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA	$4,584	$3,683	$8,602	$7,601
Transactions	372,006	383,693	784,647	791,478

Our use of Adjusted EBITDA as an analytical tool has limitations, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(9,342)	$(6,897)	$(13,343)	$(20,939)
Adjustments:
Interest expense	82	300	162	602
Gain on sale of a right to use a web domain name	—	—	(4,800)	—
Other income (expense), net	(40)	(31)	21	107
Benefit from income taxes	(571)	—	(379)	(244)
Depreciation and amortization	3,872	3,650	7,780	6,822
Stock-based compensation	8,507	6,661	17,439	21,253
Change in fair value of contingent consideration	2,076	—	1,722	—
Total adjustments	$13,926	$10,580	$21,945	$28,540

Adjusted EBITDA	$4,584	$3,683	$8,602	$7,601

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

Factors Affecting Our Performance

Obtain and increase the number of high quality coupons. Our growth in revenues will depend upon our ability to continue to obtain and increase the number of high quality coupons available through our platform. If we are unable to obtain and increase the number of high quality coupons the growth in our revenues  will be adversely affected.

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

Ability to scale Retailer iQ and further integrate with Retailers. Our growth in revenues will depend upon our ability to successfully implement and scale Retailer iQ among retailers. If we are unable to successfully implement Retailer iQ, if the implementation or marketing of Retailer iQ is delayed or it is not adopted and supported with sufficient resources by retailers, the growth in our revenues will be adversely affected, which in turn could impact the recoverability of prepaid non-refundable payments with some of our Retailer iQ partners. Our future revenue growth is also dependent upon our ability to further integrate digital promotions and media into retailers’ loyalty or point of sale systems and other channels so that CPGs and retailers can more effectively engage consumers and drive their own sales.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Revenues	$55,867	100.0%	$51,715	100.0%	$111,429	100.0%	$103,216	100.0%
Cost of revenues	22,122	39.6%	20,884	40.4%	43,989	39.5%	41,403	40.1%
Gross profit	33,745	60.4%	30,831	59.6%	67,440	60.5%	61,813	59.9%
Operating expenses:
Sales and marketing	21,834	39.1%	17,621	34.1%	42,918	38.5%	37,132	36.0%
Research and development	11,839	21.2%	10,981	21.2%	24,781	22.2%	27,248	26.4%
General and administrative	7,867	14.1%	8,857	17.1%	16,358	14.7%	17,907	17.3%
Change in fair value of contingent consideration	2,076	3.7%	—	—%	1,722	1.6%	—	—%
Total operating expenses	43,616	78.1%	37,459	72.4%	85,779	77.0%	82,287	79.7%
Loss from operations	(9,871)	(17.7)%	(6,628)	(12.8)%	(18,339)	(16.5)%	(20,474)	(19.8)%
Interest expense	(82)	(0.1)%	(300)	(0.6)%	(162)	(0.1)%	(602)	(0.6)%
Gain on sale of a right to use a web domain name	—	(—)%	—	—%	4,800	4.3%	—	—%
Other income (expense), net	40	0.1%	31	0.1%	(21)	(—)%	(107)	(0.1)%
Loss before income taxes	(9,913)	(17.7)%	(6,897)	(13.3)%	(13,722)	(12.3)%	(21,183)	(20.5)%
Benefit from income taxes	(571)	(1.0)%	—	—%	(379)	(0.3)%	(244)	(0.2)%
Net loss	$(9,342)	(16.7)%	$(6,897)	(13.3)%	$(13,343)	(12.0)%	$(20,939)	(20.3)%

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenues	$55,867	$51,715	$4,152	8%	$111,429	$103,216	$8,213	8%

Revenues for the quarter ended June 30, 2015 increased approximately $4.2 million, or 8% compared to the same period in 2014. Revenues generated from our digital promotion transactions represented 56% of the year over year increase in quarterly revenues, with the balance of the increase driven by our revenues from digital media campaigns.  Revenues from digital promotion transactions and digital media campaigns were 73% and 27% respectively, of total revenues for the three months ended June 30, 2015, compared to 74% and 26%, respectively, of total revenues during the same period in 2014. Transactions during the quarter ended June 30, 2015 were 372.0 million compared to 383.7 million during the same period in 2014.

Revenues for the six months ended June 30, 2015 increased approximately $8.2 million, or 8% compared to the same period in 2014. Revenues generated from our digital promotion transactions represented 51% of the year over year increase in year-to-date revenues, with the balance of the increase driven by our revenues from digital media campaigns.  Revenues from digital promotion transactions and digital media campaigns were 75% and 25% respectively, of total revenues for the six months ended June 30, 2015, compared to 77% and 23%, respectively, of total revenues during the same period in 2014.  Transactions during the six months ended June 30, 2015 were 784.6 million compared to 791.5 million during the same period in 2014.

We expect revenue growth in the second-half of 2015 from deployments of Retailer iQ and the anticipated related marketing campaigns, particularly in the fourth quarter of 2015. We also expect to see effects of seasonality on our business from quarter over quarter in the future as we integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenues	$22,122	$20,884	$1,238	6%	$43,989	$41,403	$2,586	6%
Gross profit	$33,745	$30,831	$2,914	9%	$67,440	$61,813	$5,627	9%
Gross margin	60%	60%			61%	60%

Cost of revenues increased approximately $1.2 million, or 6%, during the quarter ended June 30, 2015 compared to the same period in 2014. The increase was related to increases in distribution fees, third party service fees, and costs associated with the deployment of Retailer iQ, The increase in distribution fees and third party service fees were primarily related to the increase in the number of transactions completed through our platform, that are subject to fees on third party sites.  The increases in costs related to Retailer iQ were primarily related to increased amortization expense as a result of the deployment of Retailer iQ in the first quarter of 2014 and our ongoing development of new features and functionality of the platform.

Gross margin for the quarter ended June 30, 2015 remained flat compared to the same period in 2014, as the $1.4 million increase in distribution fees, third party service fees, and costs associated with the deployment of Retailer iQ, were partially offset by improvements in our operational efficiencies.

Cost of revenues for the six months ended June 30, 2015 increased approximately $2.6 million, or 6%, compared to the same period in 2014.  The year over increase was primarily related to the net impact from higher distribution fees, increased costs associated with the deployment of Retailer iQ and increased expenses related to amortization of intangibles, partially offset by net decreases in headcount related expenses.  The increase in distribution fees were primarily related to the increase in the number of transactions subject to fees completed through our platform. The increases in costs related to Retailer iQ were primarily related to increased amortization expense as a result of the deployment of Retailer iQ in the first quarter of 2014 and our ongoing development of new features and functionality of the platform. The increased expenses related to amortization of intangibles was primarily as a result of our acquisitions of Yub, Eckim, and Padopolis, Inc, in the first, third and fourth quarter of 2014, respectively. The net decrease in headcount related costs was primarily due to the decreased stock-based compensation costs, partially offset by higher salaries and related costs. During the six months ended June 30, 2015, distributions fees increased approximately $1.5 million, costs associated with the deployment of Retailer iQ increased approximately $1.2 million, and expenses related to amortization of intangibles increased approximately $0.8 million, partially offset by net decreases in headcount related expenses of approximately $0.9 million which included a decrease in stock based compensation of $1.2 million, compared to the same period in 2014.

Gross margin for the first six months of 2015 slightly increased to 61% from 60% compared to the same period in 2014. The increase was primarily due to the net benefit from decrease in stock based compensation costs, expense leverage from fixed costs, and increase in media revenues, partially offset by higher costs from Retailer iQ, higher costs for distribution fees, and increased expenses related to amortization of intangibles.

We expect the costs associated with Retailer iQ to continue to increase in the future in absolute dollars as we continue to deploy and scale Retailer iQ across retailers, with a higher increase in cost expected in the second-half of 2015, especially in the fourth quarter.  We also expect the costs associated with distribution fees, third party service fees and expenses related to amortization of intangibles to continue to increase in the future as we continue to expand and scale our distribution network and reach, and to pursue opportunities to expand our business through selective acquisitions.  We also believe that as the number of transactions in connection with Retailer iQ increases our cost of revenues as percentage of revenues will decrease over time as we achieve increased operational efficiencies.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$21,834	$17,621	$4,213	24%	$42,918	$37,132	$5,786	16%
Percent of revenues	39%	34%			39%	36%

Sales and marketing expenses for the second quarter of 2015 increased approximately $4.2 million, or 24%, compared to the same period in 2014. The increase was primarily due to combined increases in headcount related expenses, promotional and advertising expenses and third party consultation services.  The increase in headcount and related expenses were primarily related to increased expenses for stock-based compensation and to a lesser extent, higher salaries and expenses related to hiring additional employees to support our growth and business objectives, including deployments of Retailer iQ across our network.  The increase in our promotional and advertising costs were required to support our business objectives and the growth in revenues.  The increase in expenses related to third party consultation services were a result of our efforts to improve the effectiveness of our distribution channels, including consumer awareness of our brand. During the quarter ended June 30, 2015, headcount and related expenses increased approximately $2.5 million which included increased stock-based compensation expenses of $2.1 million, and promotional and advertising costs and third party consultation services increased approximately $1.2 million which included increased promotional and advertising expenses of $0.8 million.

Sales and marketing expenses for the six months ended June 30, 2015 increased approximately $5.8 million, or 16%, compared to the same period in 2014. The increase was primarily due to combined increases in headcount related expenses, promotional and advertising expenses and third party consultation services.  The increase in headcount and related expenses were primarily related to increased expenses for stock-based compensation and to a lesser extent, higher salaries and expenses related to hiring additional employees required to support our growth and business objectives, including deployments of Retailer iQ across our network.  The increase in our promotional and advertising costs were required to support our business objectives and the growth in revenues.  The increase in expenses related to third party consultation services were a result of our efforts to improve the effectiveness of our distribution channels, including consumer awareness of our brand. During the six months ended June 30, 2015, headcount and related expenses increased approximately $1.5 million which included increased stock-based compensation expenses of $1.0 million, promotional and advertising costs increased approximately $3.1 million and third party consultation services increased approximately $0.6 million.

We expect sales and marketing expenses to increase in future periods as we continue to incur costs to support our growth and business objectives, with a higher increase in cost in the second-half of 2015.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$11,839	$10,981	$858	8%	$24,781	$27,248	$(2,467)	(9)%
Percent of revenues	21%	21%			22%	26%

Research and development expenses for the quarter ended June 30, 2015 increased approximately $0.9 million, or 8%, compared to the same period in 2014. The increase was primarily due to combined increases totaling approximately $1.2 million from increased in stock-based compensation expense and to a lesser extent, higher salaries and related costs.  During the second quarter of 2015, headcount related costs increased $0.7 million and stock based compensation expense increased approximately $0.5 million compared to the same period in 2014.  During the quarter ended June 30, 2015, we capitalized internal use software development costs related to Retailer iQ of $0.5 million compared to $0.9 million during the same period in 2014.

Research and development expenses for the six months ended June 30, 2015 decreased approximately $2.5 million, or 9%, compared to the same period in 2014.  The decrease was primarily related to net decreased headcount related costs and decreased costs for third party research and development consultation and support services. The net decrease in headcount related expenses was primarily as a result of a decrease in stock-based compensation expense partially offset by higher salaries and related costs.  The decrease in third party research and development consultation and support services was primarily related to a decrease in our use of third party services facilitated by the investment we made previously in our internal business technology infrastructure. During the six months ended June 30, 2015, net headcount related costs decreased by $1.2 million, including a decrease in stock-based compensation of $2.2 million, and third party research and development consultation and support services decreased $1.8 million.

While we anticipate that we will decrease our use of third-party services in the future, we believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.  As a result, we expect our research and development costs to increase moderately as we continue to invest in our business technology objectives.  For example, in January 2015 we opened a research and development center in Bangalore, India and anticipate increased hiring at that location in second half of 2015.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$7,867	$8,857	$(990)	(11)%	$16,358	$17,907	$(1,549)	(9)%
Percent of revenues	14%	17%			15%	17%

General and administrative expenses for the quarter ended June 30, 2015 decreased approximately $1.0 million, or 11%, compared to the same period in 2014.  The decrease was primarily related to a net decrease in headcount related costs and costs for third party consultation services.  The net decrease in headcount related costs were primarily related to decreased stock-based compensation expense of $0.7 million partially offset by higher salaries and expenses related to hiring additional employees. The increase in salaries and expenses related to hiring additional employees was required to support our growth as well as to support our activities as we transitioned from a private to a public company.

General and administrative expenses for the six months ended June 30, 2015 decreased approximately $1.5 million, or 9%, compared to the same period in 2014.  The decrease was primarily related to a net decrease in headcount related costs and expenses for third party consultation services.  The net decrease in headcount related costs were primarily related to decreased stock-based compensation expense of $1.3 million partially offset by higher salaries and new hire costs of $0.7 million. The increase in salaries and new hire costs was required to support our growth as well as to support our transition from a private to a public company.

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

Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Change in fair value of contingent consideration	$2,076	$—	$2,076	(100)%	$1,722	$—	$1,722	(100)%
Percent of revenues	4%	—%			2%	—%

For the three and six months ended June 30, 2015, the Company recorded a loss of $2.1 million and $1.7 million, respectively, due to the changes in fair value of the contingent consideration. The change in fair value of the contingent consideration during the period was primarily driven by the increase in the likelihood of achieving the post-acquisition contractual revenue and profit milestones.  No gain or loss from change in fair value of the contingent consideration was recognized during the three and six months ended June 30, 2014.

Non-Operating Income (Expense)

	Three Months Ended June 30,					Six Months Ended June 30,
	2015	2014	$ Change	% Change		2015	2014	$ Change	% Change
	(in thousands, except percentages)					(in thousands, except percentages)
Interest expense	$(82)	$(300)	$218	(73)%		$(162)	$(602)	$440	(73)%
Gain on sale of a right to use a web domain name	—	—	—	100%		4,800	—	4,800	100%
Other income (expense), net	40	31	9	*	%	(21)	(107)	86	*	%
	$(42)	$(269)	$227	*	%	$4,617	$(709)	$5,326	*	%
Percent of revenues	0%	(1)%				4%	(1)%

*	Not meaningful.

The decreases in interest expense during the three and six months ended Jun 30, 2015 compared to the same periods in 2014 were primarily a result of the early repayment of borrowings of $15.0 million in the third quarter of 2014.  The gain on sale of a right to use a web domain name during the three and six months ended Jun 30, 2015 were as a result of a $4.8 million gain realized in the first quarter of 2015 from the sale of a right to use a web domain name through a competitive public auction process.

Benefit from Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Benefit from income taxes	$(571)	$—	$(571)	100%	$(379)	$(244)	$(135)	55%
Percent of revenues	—%	—%			—%	—%

Our income tax benefits during the three and six months ended Jun 30 2015 is attributable to a net decrease in deferred tax liabilities primarily associated with the change in fair value of contingent consideration prior year acquisitions.

Our income tax benefit during the three and six months ended Jun 30, 2014 was attributable to a releases of a portion of our valuation allowance due to acquired deferred tax liabilities from prior year acquisitions.

Liquidity and Capital Resources

As of June 30, 2015 we had $210.0 million in cash and cash equivalents, which were held for working capital purposes.

In the near term, although we intend to continue to manage our operating expenses in line with our existing cash and available financial resources, we anticipate we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth and the costs associated with being a public company.  As a public company, we have incurred and expect to continue to incur significant legal, accounting, regulatory compliance and other costs that we did not incur in the periods prior to our IPO with a higher increases in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act.  In addition, we may use cash to fund acquisitions or invest in other businesses, leasehold improvements or technologies.

Prior to June 30, 2015, we have financed our operations and capital expenditures through private sales of preferred stock, term debt financing, exercise of stock options and cash flows from operations.  In March 2014, we completed our IPO in which we issued and sold 12,075,000 shares of common stock at a public offering price of $16.00 per share for which we received proceeds of $179.7 million, which is net of underwriting discounts and commissions of $13.5 million, but before deducting offering expenses of $5.4 million.

As of June 30, 2015, we had available a revolving line of credit facility with a commercial bank that provided for advances of up to $30.0 million (if certain conditions are met) which is based on eligible accounts receivable. As of June 30, 2015, we had $7.5 million outstanding on this credit facility and we were in compliance with the financial and non-financial covenants under the credit agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash flows provided by operating activities	$6,050	$6,057
Cash flows provided by (used in) investing activities	804	(4,127)
Cash flows provided by financing activities	2,106	181,138
Effects of exchange rates on cash	—	(9)
Increase in cash and cash equivalents	$8,960	$183,059

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

During the six months ended June 30, 2015, net cash provided by operating activities was approximately $6.1 million, reflecting our net loss of $13.3 million, offset by net non-cash expenses of $21.6 million, which included depreciation and amortization, stock-based compensation, amortization of debt issuance costs, and change in the fair value of the contingent consideration, offset by a gain on sale of a right to use a web domain name, deferred income taxes and recovery from allowance for doubtful accounts. The non-cash expenses increased primarily due to capital expenditures and headcount growth, primarily related to continued investment in our business. The remaining use of cash was from the net change in working capital items, most notably a decrease in accrued compensation and benefits of $5.4 million and an increase in prepaid expenses and other assets of $1.2 million related to the timing of payments, offset by a decrease in accounts receivable of $2.3 million due to an increase in billing for media campaigns as well as timing of payments, increase in accounts payable and other current liabilities of $1.4 million and increase in deferred revenues of $0.8 million.

During the six months ended June 30, 2014, net cash provided by operating activities was $6.1 million, reflecting our net loss of $20.9 million, offset by net non-cash expenses of $28.2 million, which included depreciation and amortization, accretion of debt discount, allowance for doubtful accounts, loss on disposal of property and equipment and stock-based compensation, offset by deferred income taxes. The non-cash expenses increased primarily due to capital expenses and headcount growth, primarily related to continued investment in our business and recording of stock-based compensation expense for RSUs. The remaining use of cash was from the net change in working capital items, most notably a decrease in accrued compensation and benefits of $3.3 million and increase in accounts receivable of $1.8 million, offset by an increase in accounts payable and other current liabilities of $2.5 million and increase in deferred revenues of $1.0 million.  The changes in working capital items were primarily due to the timing of payments and receipt of invoices, timing of the receipt of payments and prepayment of expenses.

Investing Activities

During the six months ended June 30, 2015, net cash provided by investing activities was $0.8 million, reflecting proceeds of $4.8 million from the sale of a right to use a web domain name, offset by $4.0 million in purchases of property and equipment.  Purchases of property and equipment includes technology hardware and software to support our growth as well as capitalized development and enhancement costs related to Retailer iQ. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of Retailer iQ. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.   In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

During the six months ended June 30, 2014, net cash used in investing activities consisted primarily of purchases of property and equipment, including technology hardware and software to support our growth as well as capitalized development and enhancement costs related to Retailer iQ, offset by $0.9 million in net cash acquired from the Yub acquisition.

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

During the six months ended June 30, 2015, net cash provided by financing activities reflects $4.2 million of proceeds received from exercises of stock options, partially offset by $2.1 million in repurchases of our common stock.

During the six months ended June 30, 2014, net cash provided by financing activities amounted to $181.1 million, consisting primarily of $176.5 million in proceeds from our IPO and exercises of stock options and warrant of $4.6 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

Contractual Obligations and Commitments

Refer to Notes 7 and 12 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes during the three and six months ended June 30, 2015.  For additional information on contractual obligations and commitments, please refer to our Annual Report on Form 10-K filed on March 19, 2015 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2015 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed on March 19, 2015 with the SEC.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 19, 2015 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2015, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures.

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

On March 11, 2015, a putative stockholder class action lawsuit was filed against us, the members of our board of directors, certain of our executive officers and the underwriters of our IPO: Nguyen v. Coupons.com Incorporated, Case No. CGC-15-544654 (California Superior Court, San Francisco County). The complaint asserts claims under the Securities Act and seeks unspecified damages and other relief on behalf of a putative class of persons and entities who purchased stock pursuant or traceable to the registration statement and prospectus for our IPO. Plaintiff Nguyen requested and obtained a dismissal without prejudice of his San Francisco action and filed another complaint with substantially the same allegations in the Santa Clara County Superior Court, Nguyen v. Coupons.com Incorporated, Case No. 1-15-CV-278777 (California Superior Court, Santa Clara County) (Mar. 30, 2015). Three other complaints with substantially the same allegations have also been filed: O’Donnell v. Coupons.com Incorporated, Case No. 1-15-CV-278399 (California Superior Court, Santa Clara County) (Mar. 20, 2015); So v. Coupons.com Incorporated, Case No. 1-15-CV-278774 (California Superior Court, Santa Clara County) (Mar. 30, 2015); and Silverberg v. Coupons.com Incorporated, Case No. 1-15-CV-278891 (California Superior Court, Santa Clara County) (Apr. 2, 2015).  On May 7, 2015, the Santa Clara court consolidated the Nguyen, So and Silverberg actions with the O’Donnell action. On July 23, 2015, defendants filed a demurrer to the consolidated complaint.  We intend to defend this litigation vigorously. Based on information currently available, we believe that the potential for liability for the above claims is remote.

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

We have incurred net losses of $23.4 million, $11.2 million and $59.2 million in 2014, 2013 and 2012, respectively, and had net losses of $13.3 million for the six months ended June 30, 2015. We have an accumulated deficit of $205.5 million as of June 30, 2015. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

●	sales and marketing;
●	research and development, including new product development;
●	our technology infrastructure;
●	general administration, including legal and accounting expenses related to our growth and continued expenses with respect to being a public company;
●	efforts to expand into new markets; and
●	strategic opportunities, including commercial relationships and acquisitions.

For example, we have incurred and expect to continue to incur expenses developing, improving, integrating and maintaining Retailer iQ, which we launched in the early part of 2014. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these expenses which could impact the recoverability of prepaid non-refundable payments with some of our Retailer iQ partners. If we are unable to gain efficiencies in our operating costs, our business could be adversely impacted. We cannot be certain that we will be able to attain or maintain profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We may not maintain our recent revenue growth.

We may not be able to maintain our rate of revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. In addition, our revenues may fluctuate due to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending and we may not always be able to anticipate such fluctuations.  For example, our revenue growth was adversely affected in the fourth quarter of 2014 when a few large CPGs did not repeat holiday campaigns that they ran in December 2013 or moved campaigns from Q4 2014 to Q3 2014. Decisions by major CPGs or retailers to delay or reduce their promotional spending or divert spending away from digital promotions, or changes in our fee arrangements with CPGs and retailers, could slow our revenue growth or reduce our revenues.  For example, if our arrangements with CPGs required us to receive fees upon the actual redemption of digital coupons on our platform rather than activation as is generally done, our revenue growth and revenues could be harmed.  We believe that our continued revenue growth will depend on our ability to:

●

increase our share of CPG spending on overall coupon and trade promotions, increase the number of brands that are using our platform within each CPG, increase media and advertising spending on our platform, increase our share of retailer spending on coupon codes and maximize the lifetime value of our consumers across all of our products;

●	further integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels;
●	support retailers in the continued marketing and rollout of Retailer iQ;
●	grow the number of CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;
●	expand the use by consumers of our newest digital promotion and media offerings and broaden the selection and use of digital coupons;
●	obtain and increase the number of high quality coupons;
●	grow the number of transactions across our platform;
●	expand the number, variety and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
●	increase the awareness of our brand and earn and preserve our reputation;
●	hire, integrate and retain talented personnel;
●	effectively manage growth in our personnel and operations; and
●	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully implement any of these actions. Failure to do so could harm our business and cause our operating results to suffer.

If we are unable to successfully respond to changes in the digital promotions market and continue to grow the market, our business could be harmed.

As consumer demand for digital coupons has increased, promotion spending has shifted from traditional coupons through traditional channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital coupons will continue at the same rate and whether the growth of the digital promotions market will continue. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital coupons, including digital print coupons, does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the continued growth of our revenues will require increasing the number of brands that are using our platform within each CPG and further integrating such digital promotions with Retailer iQ.  If our projections regarding the adoption and usage of Retailer iQ by retailers, CPGs and consumers, does not occur including in the second half of fiscal 2015 or is slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the adoption of Retailer iQ on this timeline and generally, including insufficient time, resources or funds committed by retailers to the implementation and promotion of Retailer iQ, a retailer’s decision to delay or forego launching Retailer iQ, our inability to monetize enhanced Retailer iQ functionality, and our inability to efficiently integrate Retailer iQ with a retailer’s system.  We expect that the market will evolve in ways which may be difficult to predict. It is also possible that digital coupon offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers. Also, if our continued innovation and implementation of new initiatives associated with the growth of digital print coupons, does not continue to grow as we expect, our business will be harmed.  If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted.

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

●	our ability to successfully respond to changes in the digital promotions and media market and continue to grow the market and demand for our platform;
●	our ability to grow consumer selection and use of our digital promotion offerings and attract new consumers to our platform;
●	the amount and timing of digital promotions and marketing campaigns by CPGs, which are affected by budget cycles, economic conditions, seasonality and other factors;
●	the impact of global business or macroeconomic conditions, including the resulting effects on the level of coupon and trade promotion spending by CPGs and spending by consumers;
●	the impact of competitors or competitive products and services, and our ability to compete in the digital promotions market;
●	our ability to obtain and increase the number of high quality coupons;
●	changes in consumer behavior with respect to digital promotions and how consumers access digital coupons and our ability to develop applications that are widely accepted and generate revenues;
●	the costs of investing in and maintaining and enhancing our technology infrastructure;
●	the costs of developing new products and solutions and enhancements to our platform;
●	our ability to manage our growth;
●	the success of our sales and marketing efforts;

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

The success of our business depends in part on our ability to increase our share of CPG spending on overall coupons and trade promotions, increase media and advertising spending on our platform, increase the number of brands that are using our platform within each CPG, increase our share of retailer spending on coupon codes, maximize the lifetime value of our consumers across all of our products, and increase adoption and scale of Retailer iQ, especially in the second half of 2015. It also depends on our ability to further integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels. In addition, we must acquire new CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment venues. If CPGs and retailers do not find that offering digital promotions and media and advertising on our platform enables them to reach consumers and sufficiently increase sales with the scale and effectiveness that is compelling to them, CPGs and retailers may not increase their distribution of digital promotions on our platform and media, or they may decrease them or stop offering them altogether, and new CPGs and retailers may decide not to use our platform.

For example, if CPGs decide that utilizing our platform provides a less effective means of connecting with consumers, we may not be able to increase our prices or CPGs may pay us less. Likewise if retailers decide that our platform is less effective at increasing sales to and loyalty of existing and new consumers, retailers may demand a higher percentage of the total proceeds from each digital promotion that is activated or demand minimum guaranteed payments. Furthermore, if existing and new retailers using Retailer iQ do not find that it increases consumer engagement and loyalty, our overall success may be harmed.  In addition, we expect to face increased competition, and competitors may accept lower payments from CPGs to attract and acquire new CPGs, or provide retailers and publishers a higher distribution fee than we currently offer to attract and acquire new retailers and publishers. In addition, we may experience attrition in our CPGs, retailers and publishers in the ordinary course of business resulting from several factors, including losses to competitors, changes in CPG budgets, and decisions by CPGs, retailers and publishers to offer digital coupons through their own websites or other channels without using a third-party platform such as ours. If we are unable to retain and expand our relationships with existing CPGs, retailers and publishers or if we fail to attract new CPGs, retailers and publishers to the extent sufficient to grow our business, or if too many CPGs, retailers and publishers are unwilling to offer digital coupons with compelling terms through our platform, we may not increase the number of high quality coupons and marketing campaigns on our platform and our revenues, gross margin and operating results will be adversely affected.

If the distribution fees that we pay as a percentage of our revenues increase, our gross profit and business will be harmed.

When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, we pay a distribution fee to the retailer or publisher, which, in some cases may be prepaid prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, there is a risk that certain prepaid distribution fees with some of the retailers may not be recoverable.

If we fail to maintain and expand the use by consumers of digital coupons on our platform, our revenues and business will be harmed.

We must continue to maintain and expand the use by consumers of digital coupons in order to increase the attractiveness of our platform to CPGs and retailers and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of personalized and high quality digital coupons, or that the usage of digital coupons is easy and convenient through our platform, we may not be able to attract or retain consumers on our platform. Further, if there is increased competition for the trade promotions and marketing budgets of CPGs and retailers, the result could be increased pricing pressure.  If we are unable to maintain and expand the use by consumers of digital coupons on our platform and do so to a greater extent than our competitors, CPGs may find that offering digital promotions on our platform does not reach consumers with the scale and effectiveness that is compelling to them. Likewise if retailers find that using our platform, including Retailer iQ, does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, then the revenues we generate may not increase to the extent we expect or may decrease. Either of these would adversely affect our operating results.

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

●	Internet sites that are focused on specific communities or interests that offer coupons or discount arrangements related to such communities or interests;
●	companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corp.;. and
●	companies offering media services, such as Triad Media Inc. and Rich Relevance, Inc.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

●	scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
●	ability to attract consumers to use digital coupons delivered by it;
●	platform security, scalability, reliability and availability;
●	number of channels by which a company engages with consumers;
●	integration of products and solutions;
●	rapid deployment of products and services for customers;
●	breadth, quality and relevance of the company’s digital coupons;
●	ability to deliver high quality and increasing number of digital coupons that are widely available and easy to use in consumers’ preferred form;
●	integration with retailer applications and point of sales systems;
●	brand recognition;
●	quality of tools, reporting and analytics for planning, development and optimization of promotions; and
●	breadth and expertise of the company’s sales organization.

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

If retailers do not commit sufficient time, resources and funds towards the marketing of their digital promotions and programs on Retailer iQ, the growth and scale of Retailer iQ and its penetration into the consumer market will be adversely affected.  Further, the successful implementation of Retailer iQ requires integration with a retailer’s point of sales system, loyalty programs and consumer channels.  These integration efforts require time and effort from both the retailer and ourselves, which also involves our working with third-party systems and solutions, some of whom may be our competitors.  We may not be able to integrate and launch Retailer iQ with a retailer’s systems in a timely and efficient manner.  If we are unable to successfully implement Retailer iQ, which includes increased consumer adoption of Retailer iQ in the second-half of 2015, particularly in the fourth quarter, or it is not adopted and supported with sufficient resources by retailers, the success and scale of Retailer iQ will be adversely affected, impacting the recoverability of certain prepaid non-refundable payments with some of our retail partners and our revenues and business may suffer.

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

Web usage and the consumption of digital content are increasingly shifting to mobile platforms such as smartphones and other connected devices. The growth of our business depends in part on our ability to drive engagement, activation and shopping behavior for our retailers and CPGs through these new mobile channels. Our success on mobile platforms will be dependent on our interoperability with popular mobile operating systems that we do not control, such as Android, iOS and Windows Mobile, and any changes in such systems that degrade our functionality, ease of convenience or that give preferential treatment to competitive services could adversely affect usage of our services through mobile devices.

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

If we fail to continue to obtain and increase the number of high quality coupons through our platform, our revenue growth or our revenues may be harmed.

We generally generate revenues as consumers select, or activate, a digital coupon through our platform. Our business model depends upon the availability of high quality and increasing number of digital coupons. CPGs and retailers have a variety of channels through which to promote their products and services. If CPGs and retailers elect to distribute their digital coupons through other channels or not to promote digital coupons at all, or if our competitors are willing to accept lower prices than we are, our ability to obtain high quality digital coupons available on our platform may be impeded and our business, financial condition and operating results will be adversely affected. If we cannot maintain sufficient digital coupons inventory to offer through our platform, consumers may perceive our service as less relevant, consumer traffic to our websites and those of our publishers will decline and, as a result, CPGs and retailers may decrease their use of our platform to deliver digital coupons and our revenue growth or revenues may be harmed.

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

On March 11, 2015, a purported class action lawsuit alleging violations of federal securities laws was filed in the Superior Court of the State of California, naming us as defendants and certain of our executive officers and directors. Plaintiffs also named as defendants the underwriters in our IPO. Since then, several other actions making substantially the same allegations have been filed, and these actions have since been consolidated.  The plaintiffs in these cases generally allege that our registration statements related to our IPO contained material misstatements and omissions.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have 83,318,189 shares of common stock outstanding as of June 30, 2015, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 59.8% of our outstanding common stock, based on the number of shares outstanding as of June 30, 2015. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2015 to April 30, 2015	—	$—	—	$—
May 1, 2015 to May 31, 2015	—	—	—	—
June 1, 2015 to June 30, 2015	3,000	10.00	3,000	47,893,000
Total	3,000	$10.00	3,000	$47,893,000
(1)

On February 5, 2015, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $50.0 million of the Company’s common stock during the period commencing February 20, 2015 and ending February 20, 2016.  Through the end of first quarter ended March 31, 2015, the Company had repurchased 209,300 shares of its common stock for an aggregate of $2.0 million.

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

COUPONS.COM INCORPORATED

Dated: August 13, 2015	By:	/s/ Steven R. Boal
Steven R. Boal
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2015	By:	/s/ Mir Aamir
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