Form 10-Q
period 2015-09-30
Quotient Technology Inc.
filed 2015-11-12
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-36331

Quotient Technology Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0485123
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

400 Logue Avenue, Mountain View, California	94043
(Address of Principal Executive Offices)	(Zip Code)

(650) 605-4600

(Registrant’s Telephone Number, Including Area Code)

Coupons.com Incorporated

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 6, 2015, the registrant had 89,452,684 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$189,988	$201,075
Accounts receivable, net of allowance for doubtful accounts of $302 and $408 at September 30, 2015 and December 31, 2014, respectively	53,299	51,061
Prefunded coupons cash deposits	626	740
Deferred tax assets	410	457
Prepaid expenses and other current assets	5,494	2,972
Total current assets	249,817	256,305
Property and equipment, net	26,451	25,399
Intangible assets, net	9,839	11,818
Goodwill	29,262	29,277
Other assets	8,876	9,008
Total assets	$324,245	$331,807
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,461	$6,358
Accrued compensation and benefits	11,560	14,861
Other current liabilities	17,779	15,790
Prefunded coupons cash obligations	626	740
Deferred revenues	7,392	6,219
Debt obligation	—	7,500
Total current liabilities	46,818	51,468
Other non-current liabilities	18	89
Deferred rent	683	738
Deferred tax liabilities	2,121	2,624
Total liabilities	49,640	54,919
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 89,042,758 shares issued and 83,232,918 outstanding at September 30, 2015; 86,224,920 shares issued and 81,380,014 outstanding at December 31, 2014	1	1
Additional paid-in capital	561,187	531,018
Treasury stock, at cost	(71,176)	(61,935)
Accumulated other comprehensive loss	(51)	(1)
Accumulated deficit	(215,356)	(192,195)
Total stockholders’ equity	274,605	276,888
Total liabilities and stockholders’ equity	$324,245	$331,807

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$56,467	$58,544	$167,896	$161,760
Costs and expenses:
Cost of revenues	22,778	23,061	66,767	64,464
Sales and marketing	23,403	19,047	66,321	56,179
Research and development	11,890	11,351	36,671	38,599
General and administrative	8,382	7,400	24,740	25,307
Change in fair value of contingent consideration	(238)	(2,806)	1,484	(2,806)
Total costs and expenses	66,215	58,053	195,983	181,743
Income (loss) from operations	(9,748)	491	(28,087)	(19,983)
Interest expense	(126)	(241)	(288)	(843)
Gain on sale of a right to use a web domain name	—	—	4,800	—
Other income (expense), net	47	19	26	(88)
Income (loss) before income taxes	(9,827)	269	(23,549)	(20,914)
Provision for (benefit from) income taxes	(9)	1,051	(388)	807
Net loss	$(9,818)	$(782)	$(23,161)	$(21,721)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.01)	$(0.28)	$(0.34)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	82,831	78,065	83,335	63,542

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(9,818)	$(782)	$(23,161)	$(21,721)
Other comprehensive income (loss):
Foreign currency translation adjustments	(67)	(47)	(50)	(2)
Comprehensive loss	$(9,885)	$(829)	$(23,211)	$(21,723)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(23,161)	$(21,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,879	10,778
Stock-based compensation	25,513	27,727
Accretion of debt discount	—	116
Amortization of debt issuance costs	134	57
Loss on disposal of property and equipment	2	9
Gain on sale of a right to use a web domain name	(4,800)	—
Allowance for doubtful accounts	46	138
Deferred income taxes	(456)	807
Change in fair value of contingent consideration	1,484	(2,806)
Changes in operating assets and liabilities:
Accounts receivable	(2,295)	(5,390)
Prepaid expenses and other current assets	(2,790)	(4,653)
Accounts payable and other current liabilities	2,056	1,729
Accrued compensation and benefits	(3,279)	(1,068)
Deferred revenues	1,190	358
Other	5	(742)
Net cash provided by operating activities	5,528	5,339

Cash flows from investing activities:
Purchases of property and equipment	(9,406)	(6,621)
Acquisitions, net of acquired cash	—	(11,641)
Purchase of intangible assets	(283)	(37)
Proceeds from sale of a right to use a web domain name	4,800	—
Net cash used in investing activities	(4,889)	(18,299)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,656	4,083
Repurchases of common stock	(8,852)	—
Proceeds from initial public offering, net of offering costs	—	176,525
Exercise of warrant	—	1,610
Repayment of debt obligations, related party	—	(15,000)
Repayment of debt obligations	(7,500)	—
Principal payments on capital lease obligations	(46)	(43)
Net cash (used in) provided by financing activities	(11,742)	167,175
Effect of exchange rates on cash and cash equivalents	16	10
Net (decrease) increase in cash and cash equivalents	(11,087)	154,225
Cash and cash equivalents at beginning of period	201,075	38,972
Cash and cash equivalents at end of period	$189,988	$193,197

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Quotient Technology Inc., formerly known as Coupons.com Incorporated (the “Company”) connects great brands and retailers with consumers by delivering digital promotions and media to consumers. The Company’s new name, which became effective October 20, 2015, is designed to better reflect the breadth and sophistication of the Company's business offerings, and its efforts to be a leader in the digital transformation of the promotions industry. The company stock now trades under the ticker symbol QUOT, reflecting the full corporate name, Quotient Technology Inc. Many brands from leading consumer packaged goods companies (“CPGs”) and many of the leading grocery, drug, dollar channel, club and mass merchandise retailers use the Company’s digital platform to engage consumers at the critical moments when they are choosing which products they will buy and where they will shop. The Company delivers digital coupons, including coupon codes, and media through its platform. The Company’s platform includes web, mobile and social channels, as well as those of the Company’s CPGs, retailers and its extensive network of publishers that display the Company’s coupon and media offerings on their websites and mobile applications. Consumers select coupons by either printing them for physical redemption at retailers or saving them to retailer loyalty accounts for automatic digital redemption.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09—Revenue from Contracts with Customers (Topic 606), and in August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date of ASU 2014-09 amended the existing accounting standards to achieve consistent application of revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the standard requires reporting companies to also disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to delay the effective date of this amendment by one year, accordingly, the Company is required to adopt the amendments in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.   Early adoption is permitted, but not before the original effective date of the amendment.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, accordingly, the Company is required to adopt the amendment in the first quarter of 2016. Early adoption is permitted.

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

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$14,940	$—	$—	$14,940
Total	$14,940	$—	$—	$14,940
Liabilities:
Contingent consideration (2)	$—	$—	$2,532	$2,532
Total	$—	$—	$2,532	$2,532

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$14,928	$—	$—	$14,928
Total	$14,928	$—	$—	$14,928
Liabilities:
Contingent consideration (2)	$—	$—	$1,048	$1,048
Total	$—	$—	$1,048	$1,048

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

The following table represents the change in the contingent consideration (in thousands):

Level 3
Balance as of December 31, 2014	$1,048
Change in fair value	1,484
Balance as of September 30, 2015	$2,532

The Company recorded a gain of $0.2 million during the three months ended September 30, 2015 and a loss of $1.5 million during the nine months ended September 30, 2015, due to the changes in fair value of the contingent consideration. The change in fair value of the contingent consideration during the third quarter was primarily related to the decrease in the Company’s stock price. The change in fair value of the contingent consideration during the nine months ended September 30, 2015, was primarily driven by the increase in the likelihood of achieving the post-acquisition contractual performance requirements, including revenue and profit milestones, partially offset by a decrease in the Company’s stock price. Gains and losses as a result of the changes in the fair value of the contingent consideration are included as a component of operations in the accompanying condensed consolidated statements of operations.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$245	$400	$408	$332
Bad debt expense (credit)	81	59	46	138
Recoveries (write-offs), net	(24)	(44)	(152)	(55)
Balance at end of period	$302	$415	$302	$415

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Software	$32,320	$30,791
Computer equipment	21,368	17,325
Leasehold improvements	5,908	2,393
Furniture and fixtures	1,744	1,645
Total	61,340	52,154
Accumulated depreciation and amortization	(37,721)	(28,783)
Projects in process	2,832	2,028
Property and equipment, net	$26,451	$25,399

Depreciation and amortization expense of property and equipment was $3.3 million and $9.6 million for the three and nine months ended September 30, 2015, respectively, and $3.4 million and $9.6 million for the three and nine months ended September 30, 2014, respectively.

During the three and nine months ended September 30, 2015, the Company capitalized internal use software development and enhancement costs related to the Company’s Retailer iQ platform (“Retailer iQ”) of $0.3 million and $1.1 million, respectively, compared to $0.3 million and $2.5 million during the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2015, the Company recognized $2.4 million and $7.0 million respectively, of amortization expense related to Retailer iQ in cost of revenues, and $2.1 million and $5.5 million during the three and nine months ended September 30, 2014, respectively.  The unamortized capitalized development and enhancement costs related to Retailer iQ was $13.1 million and $19.0 million as of September 30, 2015 and December 31, 2014, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Bonus	$5,168	$6,909
Vacation	2,167	2,427
Commissions	2,281	3,458
Payroll and related expenses	1,944	2,067
Accrued compensation and benefits	$11,560	$14,861

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Distribution fees	$7,659	$5,805
Marketing expenses	2,635	3,415
Contingent consideration	2,532	1,048
Accrued property and equipment	1,172	687
Legal and professional fees	984	1,699
Deferred rent	268	536
Other	2,529	2,600
Other current liabilities	$17,779	$15,790

6. Goodwill and Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The change in the carrying value of goodwill is as follows (in thousands):

Goodwill
Balance as of December 31, 2014	$29,277
Foreign currency translation	(15)
Balance as of September 30, 2015	$29,262

Intangible assets consist of the following (in thousands):

	September 30, 2015 Gross	Accumulated Amortization	Foreign Currency Translation	September 30, 2015 Net	Weighted Average Amortization Period (Years)
Customer relationships	$7,164	$(2,959)	$13	$4,218	4
Domain names	5,252	(3,264)	—	1,988	4
Developed technologies	4,117	(1,405)	—	2,712	4
Patents	1,050	(657)	—	393	6
Vendor relationships	890	(389)	—	501	2
Trade names	167	(142)	2	27	1
	$18,640	$(8,816)	$15	$9,839	4

	December 31, 2014 Gross	Accumulated Amortization	Foreign Currency Translation	December 31, 2014 Net	Weighted Average Amortization Period (Years)
Customer relationships	$7,164	$(1,978)	$21	$5,207	4
Domain names	4,968	(2,836)	—	2,132	4
Developed technologies	4,117	(834)	—	3,283	5
Patents	1,050	(570)	—	480	6
Vendor relationships	890	(223)	—	667	3
Trade names	167	(121)	3	49	2
	$18,356	$(6,562)	$24	$11,818	4

Amortization expense related to intangible assets subject to amortization was $0.8 million and $2.3 million for the three and nine months ended September 30, 2015, respectively and $0.6 million and $1.2 million during the three and nine months ended September 30, 2014, respectively. Estimated future amortization expense of intangible assets as of September 30, 2015 is as follows (in thousands):

Total
2015, remaining three months	$756
2016	2,889
2017	2,576
2018	2,299
2019	1,213
2020 and beyond	106
Total estimated amortization expense	$9,839

7. Debt Obligation

In September 2013, the Company entered into an agreement with a commercial bank to establish an accounts receivable based revolving line of credit. The maximum amount available for borrowing under the revolving credit facility is the lesser of $25.0 million (which can be increased to $30.0 million if certain conditions are met) or an amount equal to 85% of certain eligible accounts, which excludes accounts that are over 60 days outstanding from the original due date. The revolving line of credit has a maturity date of September 30, 2016 and may be repaid and redrawn at any time prior to the maturity date. Interest is charged at a floating interest rate based on the daily three month LIBOR, plus % applicable margin. In May 2014, the Company entered into an amendment, which revised the applicable margin from 2.75% to 2.00% per annum and the financial reporting intervals from monthly to quarterly reporting. As of December 31, 2014, $7.5 million was outstanding under the revolving line of credit. During the quarter ended September 30, 2015, the Company terminated the line of credit and paid off the balance in full. As of September 30, 2015, there were no amounts outstanding or available under the line of credit.

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

Stock Options

The fair value of each option was estimated on the date of grant for the period presented using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected life (in years)	6.08	—	5.50 - 6.08	6.08
Risk-free interest rate	1.67%	—	1.67 - 1.89%	2.33%
Volatility	60%	—	55 - 60%	55%
Dividend yield	—	—	—	—

The weighted-average grant-date fair value of options granted was $5.34 and $5.57 per share during the three months and nine months ended September 30, 2015 and $8.60 per share during the nine months ended September 30, 2014.  There were no option grants during the three months ended September 30, 2014.

Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSUs award activity under the 2013 Plan is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2014	1,825,112	9,494,763	$7.00	6.57	$107,913	6,809,415	$12.66
Increase in shares authorized	3,255,200
Options granted	(328,680)	328,680	10.05
Options exercised	—	(1,034,605)	3.51		9,438
Options canceled or expired	49,829	(49,829)	8.04
RSUs granted	(3,155,953)					3,155,953	13.48
RSUs released	—					(1,687,983)	11.75
RSUs canceled or expired	1,117,472					(1,117,472)	12.83
Balance as of September 30, 2015	2,762,980	8,739,009	$7.52	6.12	$31,768	7,159,913	$13.14
Vested and expected to vest as of September 30, 2015		8,350,252	$7.27	6.03	$31,409
Vested and exercisable as of September 30, 2015		6,668,290	$5.82	5.46	$30,100

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of shares which vested during the three and nine months ended September 30, 2015 was $0.8 million and $3.0 million, respectively, and during the three and nine months ended September 30, 2014 was $0.8 million and $2.6 million, respectively.

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

95,251 shares of common stock were issued under the 2014 Employee Stock Purchase Plan (“ESPP”) in May 2015.  As of September 30, 2015, 1,332,472 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$419	$494	$1,301	$2,594
Sales and marketing	2,723	1,498	9,097	6,899
Research and development	2,411	2,147	7,460	9,417
General and administrative	2,521	2,335	7,655	8,817
Total stock-based compensation expense	$8,074	$6,474	$25,513	$27,727

As of September 30, 2015, there was $64.6 million of unrecognized stock-based compensation expense (net of estimated forfeitures), of which $6.1 million is related to stock options and ESPP shares and $58.5 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of September 30, 2015 will be amortized over a weighted-average period of 2.5 years. The total unrecognized stock-based compensation expense related to RSUs as of September 30, 2015 will be amortized over a weighted-average period of 2.9 years.

The amount of stock-based compensation cost capitalized in property and equipment, net on the accompanying condensed consolidated balance sheets was immaterial for all periods presented.

9. Common Stock Repurchases

In February 2015, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock through February 2016, subject to certain limitations. During the three and nine months ended September 30, 2015, 752,635 and 964,935 shares were repurchased at an aggregate cost of $7.2 million and $9.2 million, respectively. During the three and nine months ended September 30, 2014, no shares of our common stock were repurchased.

10. Income Taxes

The Company recorded an income tax benefit of $9,000 and $0.4 million during the three and nine months ended September 30, 2015, respectively, and an income tax provision of $1.0 million and $0.8 million during the three and nine months ended September 30, 2014, respectively. The net income tax benefit during for the three and nine months ended September 2015 is primarily due to a change in deferred tax liabilities that arose from a loss the Company recorded as a result of the change in fair value of contingent consideration from prior year acquisitions.  The income tax expense for the three and nine months ended September 2014 was primarily due to a net increase in deferred tax liabilities that arose from a gain the Company recorded as a result of the change in fair value of contingent consideration from prior year acquisitions.

11. Net Loss per Share

The computation of the Company’s basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(9,818)	$(782)	$(23,161)	$(21,721)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	82,831	78,065	83,335	63,542

Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.01)	$(0.28)	$(0.34)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Nine Months Ended September 30,
	2015	2014
Stock options and ESPP	8,846	10,876
Restricted stock units	7,160	5,632
	16,006	16,508

12. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to five years. Additionally, the Company leases certain equipment under non-cancelable operating leases at its facilities and its leased data center operations.

Aggregate Future Contractual Obligations and Lease Commitments

As of September 30, 2015, the Company’s minimum payments under its non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2015, remaining three months	$886	$17
2016	3,577	52
2017	1,524	22
2018	1,478	18
2019	1,460	1
2020 and thereafter	1,352	—
Total minimum payments	$10,277	$110

Less: Amount representing interest		6
Present value of capital lease obligations		104
Less: Current portion		54
Capital lease obligation, net of current portion		$50

Other Future Commitments

The Company has other long-term commitments for the years 2015 to 2034 in the amount of $7.2 million for marketing arrangements.

The Company entered into service agreements under which the Company is obligated to prepay non-refundable payments upon the achievement of certain milestones.  As of September 30, 2015, the Company made payments of $10.4 million under these arrangements and has remaining obligations for payment of $3.7 million which are expected to be paid over two years.  These prepayments will be recognized as cost of revenues over the related service period. The unamortized balance is included in other assets on the accompanying condensed consolidated balance sheets.

Indemnification

In the normal course of business, to facilitate transactions related to the Company’s operations, the Company indemnifies certain parties, including CPGs, advertising agencies and other third parties including retailers. The Company has agreed to hold certain parties harmless against losses arising from claims of intellectual property infringement or other liabilities relating to or arising from our products or services. The term of these indemnity provisions generally survive termination or expiration of the applicable agreement. To date, the Company has not recorded any liabilities related to these agreements.

Litigation

On March 11, 2015, a putative stockholder class action lawsuit was filed against us, the members of our board of directors, certain of our executive officers and the underwriters of our initial public offering (“IPO”): Nguyen v. Coupons.com Incorporated, Case No. CGC-15-544654 (California Superior Court, San Francisco County). The complaint asserts claims under the Securities Act and seeks unspecified damages and other relief on behalf of a putative class of persons and entities who purchased stock pursuant or traceable to the registration statement and prospectus for our IPO. Plaintiff Nguyen requested and obtained a dismissal without prejudice of his San Francisco action and filed another complaint with substantially the same allegations in the Santa Clara County Superior Court, Nguyen v. Coupons.com Incorporated, Case No. 1-15-CV-278777 (California Superior Court, Santa Clara County) (Mar. 30, 2015). Three other complaints with substantially the same allegations have also been filed: O’Donnell v. Coupons.com Incorporated, Case No. 1-15-CV-278399 (California Superior Court, Santa Clara County) (Mar. 20, 2015); So v. Coupons.com Incorporated, Case No. 1-15-CV-278774 (California Superior Court, Santa Clara County) (Mar. 30, 2015); and Silverberg v. Coupons.com Incorporated, Case No. 1-15-CV-278891 (California Superior Court, Santa Clara County) (Apr. 2, 2015).  On May 7, 2015, the Santa Clara court consolidated the Nguyen, So and Silverberg actions with the O’Donnell action.  On July 23, 2015, defendants filed a demurrer to the consolidated complaint. The Court held a hearing on the Company’s demurrer, along with a case management conference, on November 6, 2015 (moved from October 30).  The Court sustained defendants’ demurrer with leave to amend.  We intend to defend this litigation vigorously. Based on information currently available, we believe that the potential for liability for the above claims is remote.

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

The Company believes that liabilities associated with any claims are remote, therefore the Company has not recorded any accrual for claims as of September 30, 2015 and December 31, 2014.

13. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these condensed consolidated financial statements taken as a whole.

14. Subsequent Event

On October 30, 2015, the Company acquired all the outstanding shares of Shopmium, a company based in France, and creator of a popular mobile app for receipt-scanning and cash-back.

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

We generate promotion revenues from digital transactions on our network. Each time a consumer activates a digital coupon on our platform by either printing it for physical redemption at a retailer or saving it to a retailer loyalty account for automatic digital redemption, we are generally paid a fee. As our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers which may impact how we monetize transactions. For coupon codes, we are generally paid a fee when a consumer makes a purchase using a coupon code from our platform.  We generally pay a distribution fee to retailers or publishers when a consumer activates a digital promotion on their website or mobile app.  These distribution fees are included in our cost of revenues. We also generate media revenue through the placement of online advertisements from CPGs and retailers that are displayed on our websites and mobile apps, as well as those of our publishers, retailers and other third parties.

Our CPG customers include many of the leading food, beverage, drug, personal and household product manufacturers. We primarily generate revenue from CPGs through coupons and media offered through our platform and our publisher network. Retailers on our platform include leading grocery, drug, dollar channel, club and mass market retailers.  We also service a broad range of specialty stores, including clothing, electronics, home improvement and many others, through which we generate revenue primarily from offering coupon codes through our platform.

Third Quarter 2015 Overview

Effective October 20, 2015, we changed our name to Quotient Technology, Inc. (previously Coupons.com Incorporated). The new name is designed to better reflect the breadth and sophistication of our business offerings, and our efforts to be a leader in the digital transformation of the promotions industry. Quarterly revenues of $56.5 million for the third quarter of 2015 decreased $2.1 million or 4% from revenues of $58.5 million in the third quarter of 2014. Our net loss of $9.8 million increased $9.0 million for the third quarter of 2015 compared to the net loss of $0.8 million for the corresponding period of 2014.  The year over year decrease in our quarterly revenues was primarily related to decreased revenues from digital promotion transactions.  Contributing factors to the year over year decline in revenues also included an increasing number of consumers wanting to print from their mobile device, as well as the timing of this year’s Retailer iQ implementations and marketing schedules. The increase in our net loss in the third quarter of 2015 compared to the same period in 2014 was primarily driven by increased operating expenses, most significant of which were increased sales and marketing expenses and the effect from changes in fair value of the contingent consideration from the acquisition of Eckim.

Our operating expenses may increase in the future as we (i) continue to invest in research and development to enhance our platform; (ii)  in sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers; and, (iii) in general and administrative as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with the Sarbanes-Oxley Act.

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

We define a “transaction” as any action that generates revenue, directly or indirectly, including per item transaction fees, set up fees, volume-based fixed fees and revenue sharing. Transactions continue to exclude retailer offers that generate no direct revenue.  Transactions indirectly generate revenue when the action is not paid for on a per item basis, but is part of an agreement which generates revenue for offer services; for example, transactions after a fixed fee cap has been reached would be included in our definition. This revised definition of transaction does not impact the number of transactions reported in prior filings. While the number of transactions on our platform has been an important indicator of our ability to grow our revenues, as our business continues to evolve and we experiment with different pricing models to monetize transactions, we believe transaction volume on our platform may become a less predictive indicator of future operating performance.

Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA	$2,187	$8,115	$10,789	$15,716
Transactions	403,382	440,092	1,188,029	1,231,570

Our use of Adjusted EBITDA as an analytical tool has limitations, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not consider the potentially dilutive impact of stock-based compensation;
●	Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;
●

Adjusted EBITDA also does not include the effects of interest, income taxes, gain on sale of a right to use a web domain name, other income (expense), net and  change in fair value of contingent consideration; and

●	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(9,818)	$(782)	$(23,161)	$(21,721)
Adjustments:
Stock-based compensation	8,074	6,474	25,513	27,727
Depreciation and amortization	4,099	3,956	11,879	10,778
Change in fair value of contingent consideration	(238)	(2,806)	1,484	(2,806)
Interest expense	126	241	288	843
Other income (expense), net	(47)	(19)	(26)	88
Provision for (benefit from) income taxes	(9)	1,051	(388)	807
Gain on sale of a right to use a web domain name	—	—	(4,800)	—
Total adjustments	$12,005	$8,897	$33,950	$37,437

Adjusted EBITDA	$2,187	$8,115	$10,789	$15,716

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

Growth of our consumer selection and digital offerings. Our future revenue growth will depend on our ability to innovate and invest in promotion and media solutions, including Retailer iQ, mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail, including coupon codes, and leverage our reach to consumers and the strength of our platform to broaden the selection and use of coupon codes by consumers.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Revenues	$56,467	100.0%	$58,544	100.0%	$167,896	100.0%	$161,760	100.0%
Cost of revenues	22,778	40.3%	23,061	39.4%	66,767	39.8%	64,464	39.9%
Gross profit	33,689	59.7%	35,483	60.6%	101,129	60.2%	97,296	60.1%
Operating expenses:
Sales and marketing	23,403	41.4%	19,047	32.5%	66,321	39.5%	56,179	34.7%
Research and development	11,890	21.1%	11,351	19.4%	36,671	21.8%	38,599	23.9%
General and administrative	8,382	14.8%	7,400	12.6%	24,740	14.7%	25,307	15.6%
Change in fair value of contingent consideration	(238)	(0.4)%	(2,806)	(4.8)%	1,484	1.0%	(2,806)	(2)%
Total operating expenses	43,437	76.9%	34,992	59.7%	129,216	77.0%	117,279	72.5%
Income (loss) from operations	(9,748)	(17.2)%	491	0.9%	(28,087)	(16.8)%	(19,983)	(12.4)%
Interest expense	(126)	(0.2)%	(241)	(0.4)%	(288)	(0.2)%	(843)	(0.5)%
Gain on sale of a right to use a web domain name	—	—%	—	—%	4,800	2.9%	—	—%
Other income (expense), net	47	0.1%	19	—%	26	—%	(88)	(0.1)%
Income (loss) before income taxes	(9,827)	(17.3)%	269	0.5%	(23,549)	(14.1)%	(20,914)	(13.0)%
Provision for (benefit from) income taxes	(9)	—%	1,051	1.8%	(388)	(0.2)%	807	0.5%
Net loss	$(9,818)	(17.3)%	$(782)	(1.3)%	$(23,161)	(13.9)%	$(21,721)	(13.5)%

Comparison of the Three and Nine months ended September 30, 2015 and 2014

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenues	$56,467	$58,544	$(2,077)	(4)%	$167,896	$161,760	$6,136	4%

Revenues for the quarter ended September 30, 2015 decreased approximately $2.1 million, or 4% compared to the same period in 2014. The decrease in our revenues was due to decreases in our revenues generated from digital promotion transactions partially offset by increases in our revenues from digital media campaigns.  Revenues from digital promotion transactions and digital media campaigns were 74% and 26% respectively, of total revenues for the three months ended September 30, 2015, compared to 75% and 25%, respectively, of total revenues during the same period in 2014. Transactions during the quarter ended September 30, 2015 were 403.1 million compared to 440.4 million during the same period in 2014.

Revenues for the nine months ended September 30, 2015 increased approximately $6.1 million, or 4% compared to the same period in 2014. Revenues generated from our digital media campaigns represented 72% of the year over year increase in year-to-date revenues, with the balance of the increase driven by our revenues from digital promotion transactions.  Revenues from digital promotion transactions and digital media campaigns were 74% and 26% respectively, of total revenues for the nine months ended September 30, 2015, compared to 76% and 24%, respectively, of total revenues during the same period in 2014.  Transactions during the nine months ended September 30, 2015 were 1.19 billion compared to 1.23 billion during the same period in 2014.

We expect revenue growth in 2016 from deployments of Retailer iQ and the anticipated related retailer marketing campaigns.  We also expect to see effects of volatility on our business from quarter over quarter in the future as we integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, and as the number of consumers wanting to print from their mobile device continue to increase.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenues	$22,778	$23,061	$(283)	(1)%	$66,767	$64,464	$2,303	4%
Gross profit	$33,689	$35,483	$(1,794)	(5)%	$101,129	$97,296	$3,833	4%
Gross margin	60%	61%			60%	60%

Cost of revenues decreased approximately $0.3 million, or 1%, during the quarter ended September 30, 2015 compared to the same period in 2014. The decrease was primarily related to the net impact from a decrease in costs for third party support services, partially offset by increased costs for distribution and third party service fees and amortization expenses.  The decrease in third party support services was primarily related to a decrease in our use of third party support services facilitated by the investment we are making in our business operational service infrastructure, including our research and development center in Bangalore, India. The increase in distribution and third party service fees were primarily related to an increase in the number of transactions completed through our platform that are subject to fees on third party sites.  The increased amortization expense was as a result of the deployment of Retailer iQ in the first quarter of 2014 and our ongoing development of new features and functionality of the platform.

Gross margin for the quarter ended September 30, 2015 increased to 61% from 60% in the same period in 2014, as benefit from the decrease in costs for third party support services were mainly offset by increased costs for distribution and third party service fees, and amortization expenses.

Cost of revenues for the nine months ended September 30, 2015 increased approximately $2.3 million, or 4%, compared to the same period in 2014.  The year over year increase was primarily related to the net impact from increased distribution and third party service fees, and increased costs associated with the deployment of Retailer iQ, partially offset by net decreases in headcount related expenses.  The increase in distribution and third party service fees were primarily related to an increase in the number of transactions completed through our platform that are subject to fees on third party sites.  The increases in costs related to Retailer iQ were primarily related to increased amortization expense as a result of the deployment of Retailer iQ in the first quarter of 2014 and our ongoing development of new features and functionality of the platform.  The net decrease in headcount related costs was primarily due to a decrease in stock-based compensation costs, partially offset by higher salaries and related costs.  During the nine months ended September 30, 2015, distributions and third party service fees increased approximately $1.8 million, costs associated with the deployment of Retailer iQ increased approximately $1.5 million, partially offset by net decreases in headcount related expenses of approximately $1.1 million which included a decrease in stock based compensation of $1.3 million, compared to the same period in 2014.

Gross margin for the first nine months of 2015 remained at 60% compared to the same period in 2014 as the effect from the benefit of decreased headcount related expenses and expense leverage from fixed costs was mainly offset by the impact from the increase in distribution and third party service fees, and costs associated with the deployment of Retailer iQ

We expect the costs associated with Retailer iQ to continue to increase in the future in absolute dollars as we continue to deploy and scale Retailer iQ across retailers in the fourth quarter of 2015 and into the first half of 2016.  We also expect the costs associated with distribution and third party service fees, and expenses related to amortization of intangibles to continue to increase in the future as we continue to expand and scale our distribution network and reach, and to pursue opportunities to expand our business through selective acquisitions.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Sales and marketing	$23,403	$19,047	$4,356	23%	$66,321	$56,179	$10,142	18%
Percent of revenues	41%	33%			40%	35%

Sales and marketing expenses for the third quarter of 2015 increased approximately $4.4 million, or 23%, compared to the same period in 2014. The increase was primarily due to combined increases in headcount related expenses, promotional and advertising expenses and third party consultation services.  The increase in headcount and related expenses were primarily related to increased expenses for stock-based compensation and to a lesser extent, higher salaries and expenses related to hiring additional employees to support our growth and business objectives, including deployments of Retailer iQ across our network.  The increases in our promotional and advertising costs were required to support our business objectives and revenue base.  The increase in expenses related to third party consultation services were a result of our efforts to improve the effectiveness of our distribution channels, including consumer awareness of our brand. During the quarter ended September 30, 2015, headcount and related expenses increased approximately $1.9 million which included increased stock-based compensation expenses of $1.2 million, promotional and advertising costs increased $1.1 million and third party consultation services increased approximately $1.1 million.

Sales and marketing expenses for the nine months ended September 30, 2015 increased approximately $10.1 million, or 18%, compared to the same period in 2014. The increase was primarily due to combined increases in headcount related expenses, promotional and advertising expenses and third party consultation services.  The increase in headcount and related expenses were primarily related to increased expenses for stock-based compensation and to a lesser extent, higher salaries and expenses related to hiring additional employees required to support our growth and business objectives, including deployments of Retailer iQ across our network.  The increase in our promotional and advertising costs was required to support our business objectives and revenue base.  The increase in expenses related to third party consultation services were a result of our efforts to improve the effectiveness of our distribution channels, including consumer awareness of our brand. During the nine months ended September 30, 2015, headcount and related expenses increased approximately $3.5 million which included increased stock-based compensation expenses of $2.2 million, promotional and advertising costs increased approximately $4.1 million and third party consultation services increased approximately $1.7 million.

We expect sales and marketing expenses to increase in future periods as we continue to incur costs to support our growth and business objectives during the fourth quarter of 2015.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$11,890	$11,351	$539	5%	$36,671	$38,599	$(1,928)	(5)%
Percent of revenues	21%	19%			22%	24%

Research and development expenses for the quarter ended September 30, 2015 increased approximately $0.5 million, or 5%, compared to the same period in 2014. The increase was primarily related to increased salaries and stock-based compensation expense.  During the third quarter of 2015, salaries and stock based compensation expense increased approximately $0.6 million compared to the same period in 2014.  During each of the quarters ended September 30, 2015 and 2014, we capitalized internal use software development costs related to Retailer iQ of $0.3 million.

Research and development expenses for the nine months ended September 30, 2015 decreased approximately $1.9 million, or 5%, compared to the same period in 2014.  The decrease was primarily related to net effect from decreases in headcount related costs and decreases in costs for third party research and development consultation and support services, partially offset by increases in costs for our research and development center in Bangalore, India. The decrease in headcount related expenses was primarily as a result of the net effect from a decrease in stock-based compensation expense partially offset by higher salaries and related costs.  The decrease in third party research and development consultation and support services was primarily related to a decrease in our use of third party services facilitated by the investment we are making in our internal business technology infrastructure including the ongoing investment in our research and development center in Bangalore, India. During the nine months ended September 30, 2015, net headcount related costs decreased approximately $1.0 million which included a decrease in stock-based compensation of $2.0 million partially offset by an increase in salaries and related expenses of $1.0 million, third party research and development consultation and support services decreased $2.0 million, and costs associated with our research and development center in Bangalore, India increased $1.0 million.  Also, during the nine months ended September 30, 2015, we capitalized internal use software development costs related to Retailer iQ of $1.1 million compared to $2.5 million during the same period in 2014.

While we anticipate that we will decrease our use of third-party services in the future, we believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.  As a result, we expect our research and development costs to increase moderately as we continue to invest in our business technology objectives.  For example, in January 2015 we opened a research and development center in Bangalore, India and anticipate increased hiring at that location in the fourth quarter of 2015.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
General and administrative	$8,382	$7,400	$982	13%	$24,740	$25,307	$(567)	(2)%
Percent of revenues	15%	13%			15%	16%

General and administrative expenses for the quarter ended September 30, 2015 increased approximately $1.0 million, or 13%, compared to the same period in 2014.  The increase was primarily related to net increases in headcount related costs and increased costs for third party consultation services.  The net increase in headcount related costs were primarily related to increase in stock-based compensation expenses and higher salaries and related expenses associated with hiring additional employees. The increases in stock based compensation and in salaries and related expenses were required to support our growth as well as to support our activities as we transitioned from a private to a public company.  During the third quarter of 2015, headcount related costs and stock based compensation expenses increased approximately $0.4 million, and costs for third party consultation services increased approximately $0.5 million.

General and administrative expenses for the nine months ended September 30, 2015 decreased approximately $0.6 million, or 2%, compared to the same period in 2014.  The decrease was primarily related to a net decrease in headcount related costs and decreased expenses for third party consultation services.  The net decrease in headcount related costs were primarily related to decreased stock-based compensation expense of $1.2 million partially offset by higher salaries and new hire costs of $1.0 million. The increase in salaries and new hire costs was required to support our growth as well as to support our transition from a private to a public company. Third party consultation services increased approximately $0.3 million.

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

Change in Fair Value of Contingent Consideration

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Change in fair value of contingent consideration	$(238)	$(2,806)	$2,568	(100)%	$1,484	$(2,806)	$4,290	(100)%
Percent of revenues	—%	(12)%			1%	(4)%

For the quarter ended September 20, 2015, we recorded a gain of $0.2 million and a loss of $1.5 million for the nine months ended September 30, 2015, due to changes in fair value of the contingent consideration. The change in fair value of the contingent consideration during the third quarter was primarily related to the decrease in our stock price. The change in fair value of the contingent consideration during the nine months ended September 30, 2015, was primarily driven by the increase in the likelihood of achieving the post-acquisition contractual revenue and profit milestones, partially offset by a decrease in our stock prices.

Non-Operating Income (Expense)

	Three Months Ended September 30,					Nine Months Ended September 30,
	2015	2014	$ Change	% Change		2015	2014	$ Change	% Change
	(in thousands, except percentages)					(in thousands, except percentages)
Interest expense	$(126)	$(241)	$115	(48)%		$(288)	$(843)	$555	(66)%
Gain on sale of a right to use a web domain name	—	—	—	100%		4,800	—	4,800	100%
Other income (expense), net	47	19	28	*	%	26	(88)	114	*	%
	$(79)	$(222)	$143	*	%	$4,538	$(931)	$5,469	*	%
Percent of revenues	—%	—%				3%	(1)%

*	Not meaningful.

The decreases in interest expense during the three and nine months ended September 30, 2015 compared to the same periods in 2014 were primarily a result of the early repayment of borrowings of $15.0 million in the third quarter of 2014, and the repayment of $7.5 million of the line of credit, in the third quarter of 2015.  The gain on sale of a right to use a web domain name during the nine months ended September 30, 2015 was the result of a $4.8 million gain realized in the first quarter of 2015 from the sale of a right to use a web domain name through a competitive public auction process.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Provision for (benefit from) income taxes	$(9)	$1,051	$(1,060)	100%	$(388)	$807	$(1,195)	(148)%
Percent of revenues	0%	2%			0%	0%

Our income tax benefits during the three and nine months ended September 30 2015 is primarily due to a change in deferred tax liabilities that arose from a loss that we recorded as a result of the change in fair value of contingent consideration from prior year acquisitions.

Our income tax benefit during the three and nine months ended September 30, 2014 primarily due to a net increase in deferred tax liabilities that arose from a gain that we recorded as a result of the change in fair value of contingent consideration from prior year acquisitions.

Liquidity and Capital Resources

As of September 30, 2015 we had $190.0 million in cash and cash equivalents, which were held for working capital purposes.

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

Prior to our IPO, we financed our operations and capital expenditures through private sales of preferred stock, term debt financing, exercise of stock options and cash flows from operations.  In March 2014, we completed our IPO in which we issued and sold 12,075,000 shares of common stock at a public offering price of $16.00 per share for which we received proceeds of $179.7 million, which is net of underwriting discounts and commissions of $13.5 million, but before deducting offering expenses of $5.4 million.

During the quarter ended September 30, 2015, we terminated our revolving line of credit facility with a commercial bank, and paid in full, all of $7.5 million outstanding under the facility. As of September 30, 2015, we did not have any amounts outstanding or available under the line of credit.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash flows provided by operating activities	$5,528	$5,339
Cash flows provided by (used in) investing activities	(4,889)	(18,299)
Cash flows provided by financing activities	(11,742)	167,175
Effects of exchange rates on cash	16	10
Increase in cash and cash equivalents	$(11,087)	$154,225

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

During the nine months ended September 30, 2015, net cash provided by operating activities was approximately $5.5 million, reflecting our net loss of $23.2 million, offset by net non-cash expenses of $33.8 million, which included depreciation and amortization, stock-based compensation, amortization of debt issuance costs, and change in the fair value of the contingent consideration, offset by a gain on sale of a right to use a web domain name, deferred income taxes and recovery from allowance for doubtful accounts. The non-cash expenses increased primarily due to capital expenditures and headcount growth, primarily related to continued investment in our business. The remaining use of cash was from the net change in working capital items, most notably a decrease in accrued compensation and benefits of $3.3 million and an increase in prepaid expenses and other assets of $2.8 million related to the timing of payments, increase in accounts receivable of $2.3 million due to an increase in billing for media campaigns as well as timing of payments, offset by an increase in accounts payable and other current liabilities of $2.1 million and increase in deferred revenues of $1.2 million.

Cash provided by operating activities during the nine months ended September 30, 2014 of $5.3 million was primarily a result from the net effect of  non-cash expenses of $36.0 million, which included depreciation and amortization, provision for doubtful accounts, and stock-based compensation, accretion of debt discount and loss on the disposal of equipment, partially offset by the gain of $2.8 million from the change in fair value of the contingent consideration from the Eckim acquisition, our net loss of $21.7 million and the net change in our working capital. The non-cash expenses increased primarily due to capital expenses and headcount growth, primarily related to continued investment in our business and stock-based compensation expense for RSUs. The net change in working capital items was primarily due to an increase in accounts payable and other current liabilities of $1.7 million, an increase in our deferred income taxes of $0.8 million, an increase in our deferred revenues of $0.4 million, offset by a decrease in accrued compensation and benefits of $1.1 million, increases in accounts receivable of $5.4 million and increases in prepaid expenses and other current assets of $4.7 million.  The changes in working capital items were primarily due to the timing of payments and receipt of invoices, timing of the receipt of payments and prepayment of expenses.

Investing Activities

During the nine months ended September 30, 2015, net cash used by investing activities was $4.9 million, reflecting proceeds of $4.8 million from the sale of a right to use a web domain name, offset by $9.4 million in purchases of property and equipment.  Purchases of property and equipment includes technology hardware and software, and leasehold improvements to support our growth as well as capitalized development and enhancement costs related to Retailer iQ. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of Retailer iQ. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.   In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

During the nine months ended September 30, 2014, cash used in investing activities consisted primarily of purchases of property and equipment of $6.6 million, including technology hardware and software to support our growth as well as capitalized internal-use software development costs and the net impact of $11.6 million from our acquisitions of Yub, Inc. and Eckim, LLC. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of our in-development new point of sale solution. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future. In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

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

During the nine months ended September 30, 2015, $11.7 million of net cash used in financing activities reflects $4.7 million of proceeds received from exercises of stock options, offset by $8.9 million in repurchases of our common stock and $7.5 million used to terminate and pay off the total debt outstanding on our line of credit.

During the nine months ended September 30, 2014, cash provided by financing activities of $167.2 million consisted primarily of $176.5 million in proceeds from our IPO net of payments of offering costs of $3.2 million, proceeds from issuance of common stock of $4.1 million and warrant of $1.6 million, partially offset by our repayment of debt obligations from a related party of $15.0 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

Contractual Obligations and Commitments

Refer to Notes 7 and 12 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. On September 30, 2015, we terminated our revolving line of credit facility with a commercial bank, and paid in full, all amounts outstanding under the facility.  For additional information on contractual obligations and commitments, please refer to our Annual Report on Form 10-K filed on March 19, 2015 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2015 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed on March 19, 2015 with the SEC.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 19, 2015 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2015, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures.

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

On March 11, 2015, a putative stockholder class action lawsuit was filed against us, the members of our board of directors, certain of our executive officers and the underwriters of our IPO: Nguyen v. Coupons.com Incorporated, Case No. CGC-15-544654 (California Superior Court, San Francisco County). The complaint asserts claims under the Securities Act and seeks unspecified damages and other relief on behalf of a putative class of persons and entities who purchased stock pursuant or traceable to the registration statement and prospectus for our IPO.  Plaintiff Nguyen requested and obtained a dismissal without prejudice of his San Francisco action and filed another complaint with substantially the same allegations in the Santa Clara County Superior Court, Nguyen v. Coupons.com Incorporated, Case No. 1-15-CV-278777 (California Superior Court, Santa Clara County) (Mar. 30, 2015). Three other complaints with substantially the same allegations have also been filed: O’Donnell v. Coupons.com Incorporated, Case No. 1-15-CV-278399 (California Superior Court, Santa Clara County) (Mar. 20, 2015); So v. Coupons.com Incorporated, Case No. 1-15-CV-278774 (California Superior Court, Santa Clara County) (Mar. 30, 2015); and Silverberg v. Coupons.com Incorporated, Case No. 1-15-CV-278891 (California Superior Court, Santa Clara County) (Apr. 2, 2015).  On May 7, 2015, the Santa Clara court consolidated the Nguyen, So and Silverberg actions with the O’Donnell action.  On July 23, 2015, defendants filed a demurrer to the consolidated complaint.  The Court held a hearing on the Company’s demurrer, along with a case management conference, on November 6, 2015 (moved from October 30).  The Court sustained defendants’ demurrer with leave to amend.  We intend to defend this litigation vigorously. Based on information currently available, we believe that the potential for liability for the above claims is remote.

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

We have incurred net losses of $23.4 million, $11.2 million and $59.2 million in 2014, 2013 and 2012, respectively, and incurred net losses of $23.2 million for the nine months ended September 30, 2015. We have an accumulated deficit of $215.4 million as of September 30, 2015. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

●	sales and marketing;
●	research and development, including new product development;
●	our technology infrastructure;
●	general administration, including legal and accounting expenses related to our growth and continued expenses with respect to being a public company;
●	efforts to expand into new markets; and
●	strategic opportunities, including commercial relationships and acquisitions.

For example, we have incurred and expect to continue to incur expenses developing, improving, integrating marketing and maintaining Retailer iQ, which we launched in the early part of 2014. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these expenses which could impact the recoverability of prepaid non-refundable payments with some of our Retailer iQ partners. If we are unable to gain efficiencies in our operating costs, our business could be adversely impacted. We cannot be certain that we will be able to attain or maintain profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. In addition, our revenues may fluctuate due to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending and we may not always be able to anticipate such fluctuations.  Similarly, in the fourth quarter of 2014 when a few large CPGs did not repeat holiday campaigns that they ran in December 2013 or moved campaigns from Q4 2014 to Q3 2014. Decisions by major CPGs or retailers to delay or reduce their promotional spending or divert spending away from digital promotions, or changes in our fee arrangements with CPGs and retailers, could slow our revenue growth or reduce our revenues.  For example, if a greater number of our arrangements with CPGs required us to receive fees upon the actual redemption of digital coupons on our platform rather than activation as is generally done, our revenue growth and revenues could be harmed.  We believe that our continued revenue growth will depend on our ability to:

●

increase our share of CPG spending on overall coupon and trade promotions, increase the number of brands that are using our platform within each CPG, increase media and advertising spending on our platform, increase our share of retailer spending on coupon codes and maximize the lifetime value of our consumers across all of our products;

●	further integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels;
●	support retailers in the continued marketing and rollout of Retailer iQ;
●	grow the number of CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;
●	expand the use by consumers of our newest digital promotion and media offerings and broaden the selection and use of digital coupons;
●	obtain and increase the number of high quality coupons;
●	grow the number of transactions across our platform;
●	expand the number, variety and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
●	provide compelling mobile solutions to consumers;
●	increase the awareness of our brand and earn and preserve our reputation;
●	hire, integrate and retain talented personnel;
●	effectively manage growth in our personnel and operations; and
●	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully implement any of these actions. Failure to do so could harm our business and cause our operating results to suffer.

If we are unable to successfully respond to changes in the digital promotions market and continue to grow the market, our business could be harmed.

As consumer demand for digital coupons has increased, promotion spending has shifted from traditional coupons through traditional channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital coupons will continue at the same rate and whether the growth of the digital promotions market will continue. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital coupons, including digital print coupons, does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenues will require increasing the number of brands that are using our platform within each CPG and further integrating such digital promotions with Retailer iQ.  If our projections regarding the adoption and usage of Retailer iQ by retailers, CPGs and consumers, does not occur or is slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the adoption of Retailer iQ generally, including insufficient time, resources or funds committed by retailers to the implementation and promotion of Retailer iQ, a retailer’s decision to delay or forego launching or marketing Retailer iQ, our inability to monetize enhanced Retailer iQ functionality, and our inability to efficiently integrate Retailer iQ with a retailer’s system.  We expect that the market will evolve in ways which may be difficult to predict. It is also possible that digital coupon offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers. Also, if our continued innovation and implementation of new initiatives associated with the digital print coupons, including our new mobile print solution, does not continue to grow as we expect, our business will be harmed.  If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted.

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

In addition to other factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

●

our ability to grow our revenues by increasing our share of CPG spending and the number of brands using our platform, including Retailer iQ, within each CPG, increasing media and advertising spending on our platform, further integrating with our retailers and increasing the use of retailer coupon codes by consumers, adding new CPGs and retailers to our network and growing our core current customer base and expanding into new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;

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

The effects of these factors individually or in combination could cause our quarterly and annual operating results to fluctuate, and affect our ability to forecast those results and our ability to achieve those forecasts. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on predictions of our management, which are necessarily uncertain in nature. Our guidance may vary materially from actual results. For example, on October 22, 2015, we issued a press release announcing our preliminary results for the third quarter ended September 30, 2015, which were below our previously stated guidance.  If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert of our management’s attention and resources.

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

We must continue to maintain and expand the use by consumers of digital coupons in order to increase the attractiveness of our platform to CPGs and retailers and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of personalized and high quality digital coupons, or that the usage of digital coupons is easy and convenient through our platform, we may not be able to attract or retain consumers on our platform. Further, if there is increased competition for the trade promotions and marketing budgets of CPGs and retailers, the result could be increased pricing pressure.  If we are unable to maintain and expand the use by consumers of digital coupons on our platform, including through our new mobile print solution, and do so to a greater extent than our competitors, CPGs may find that offering digital promotions on our platform does not reach consumers with the scale and effectiveness that is compelling to them. Likewise if retailers find that using our platform, including Retailer iQ, does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, then the revenues we generate may not increase to the extent we expect or may decrease. Either of these would adversely affect our operating results.

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

We expect competition in digital promotions to continue to increase. The market for digital promotions is competitive, fragmented and rapidly changing. We compete against a variety of companies with respect to different aspects of our business, including:

●

traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupon promotions and discounts on products and services in free standing inserts or other forms, including Valassis Communications, Inc., News America Marketing Interactive, Inc. and Catalina Marketing Corporation;

●

providers of digital coupons such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire and News America Marketing’s SmartSource, companies that offer coupon codes such as RetailMeNot, Inc., Groupon, Inc., Exponential Interactive, Inc.’s TechBargains.com, Savings.com, Inc. and Ebates Performance Marketing, Inc., and companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases;

●	Internet sites that are focused on specific communities or interests that offer coupons or discount arrangements related to such communities or interests;
●	companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corp.; and
●	companies offering media services, such as Triad Media Inc. and Rich Relevance, Inc.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

●	scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
●	ability to attract consumers to use digital coupons delivered by it;
●	platform security, scalability, reliability and availability;
●	number of channels by which a company engages with consumers;
●	integration of products and solutions;
●	rapid deployment of products and services for customers;
●	breadth, quality and relevance of the company’s digital coupons;
●	ability to deliver high quality and increasing number of digital coupons that are widely available and easy to use in consumers’ preferred form;
●	integration with retailer applications and point of sales systems;
●	brand recognition;
●	quality of tools, reporting and analytics for planning, development and optimization of promotions; and
●	breadth and expertise of the company’s sales organization.

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

Our success depends on the effectiveness of our platform in connecting CPGs and retailers with consumers and with attracting consumer use of the digital coupons delivered through our platform. To the extent we fail to provide digital coupons for high quality, relevant products, or otherwise fail to successfully reach consumers on their mobile device or elsewhere, consumers may become dissatisfied with our platform and decide not to use our digital coupons and elect to use the digital coupons distributed by one of our competitors. As a result of these factors, our CPGs and retailers may not receive the benefits they expect, and CPGs may use the offerings of one of our competitors and retailers may elect to handle coupon codes themselves or exclude us from integrating with their in-store and point of sale systems or consumer channels, and our operating results would be adversely affected.

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

We also directly and indirectly compete with retailers for consumer traffic. Many retailers market and offer their own digital coupons directly to consumers using their own websites, email newsletters and alerts, mobile applications and social media channels. Additionally, some retailers also market and offer their own digital coupons directly to consumers using our platform for which we earn no revenue.  Our retailers could be more successful than we are at marketing their own digital coupons or could decide to terminate their relationship with us.

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

We have significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Such expansion increases the complexity of our business and places significant demands on our management, operations, technical performance, financial resources and internal control over financial reporting functions. Continued growth could strain our ability to deliver digital coupons on our platform, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. For example, our revenue growth was adversely affected in the first half of 2012 because as we scaled our technology infrastructure to support our growth, our technology for securely identifying unique users and devices inadvertently prevented our personalization algorithms from optimally displaying our digital coupons to consumers. Further, our revenue growth was adversely affected in the third quarter of 2015 as compared to the same period in the prior year due in part to an increasing number of consumers wanting to print from their mobile device.  Although we have recently attempted to address this concern with the implementation of a solution enabling mobile users to print directly from their devices in the fourth quarter of 2015, there is no guarantee that this will result in increased revenue.  Failure to manage our expansion may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.

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

If retailers do not commit sufficient time, resources and funds towards the marketing of their digital promotions and programs on Retailer iQ, the growth and scale of Retailer iQ and its penetration into the consumer market will be adversely affected.  Further, the successful implementation of Retailer iQ requires integration with a retailer’s point of sales system, loyalty programs and consumer channels.  These integration efforts require time and effort from both the retailer and ourselves, which also involves our working with third-party systems and solutions, some of whom may be our competitors.  We may not be able to integrate and launch Retailer iQ with a retailer’s systems in a timely and efficient manner.  If we are unable to successfully implement Retailer iQ, which includes increased consumer adoption of Retailer iQ, or it is not adopted, marketed and supported with sufficient resources by retailers, the success and scale of Retailer iQ will be adversely affected, impacting the recoverability of certain prepaid non-refundable payments with some of our retail partners and our revenues and business may suffer.

If we are not successful in responding to changes in consumer behavior and do not develop products and solutions that are widely accepted and generate revenues, our results of operations and business could be adversely affected.

The methods by which consumers access digital coupons are varied and evolving. Our platform has been designed to engage consumers at the critical moments when they are choosing the products they will buy and where they will shop. Consumers can select our digital coupons both online through web and mobile and in-store. In order for us to maintain and increase our revenues, we must be a leading provider of digital coupons in each of the forms by which consumers access them. As consumer behavior in accessing digital coupons changes and new distribution channels emerge, if we do not successfully respond and do not develop products or solutions that are widely accepted and generate revenues we may be unable to retain consumers or attract new consumers and as a result, CPGs and retailers, and our business may suffer. For example, our revenue growth was impacted in the third quarter of 2015 as compared to the same period in the prior year due in part to an increasing number of consumers wanting to print from their mobile device.  Although we have recently attempted to address this concern with the implementation of a solution enabling mobile users to print directly from their devices in the fourth quarter of 2015, there is no guarantee that this will solution will be successful in responding to the changing needs of consumers.

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

Further, to deliver high quality mobile offerings, it is important that our platform integrates with a range of other mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. For example, we have recently rolled out a solution enabling mobile users to print directly from their device, however there is no guarantee that this will result in increased engagement.  If we fail to achieve success with our mobile applications and mobile website, or if we otherwise fail to deliver effective solutions to CPGs and retailers for mobile platforms and other emerging platforms, our ability to monetize these growth opportunities will be constrained, and our business, financial condition and operating results would be adversely affected.

If our websites or those of our publishers fail to rank prominently in unpaid search results from search engines like Google, Yahoo! and Bing, traffic to our websites could decline and our business would be adversely affected.

Our success depends in part on our ability to attract consumers through unpaid Internet search results on search engines like Google, Yahoo! and Bing. The number of consumers we attract to our websites from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, major search engines frequently modify their ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites or we may receive less favorable placement which could reduce traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their index. Any reduction in the number of consumers directed to our websites could reduce the effectiveness of our coupon codes for specialty retailers and digital promotions for CPGs and retailers and could adversely impact our business and results of operations.

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

●	we may not generate revenue if consumers use mobile devices for shopping research but make purchases using coupon codes found on our sites in ways where we do not get credit;
●	refund rates for products delivered by CPGs and retailers that may be greater than we estimate;
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

Changes in laws or regulations, or changes in interpretations of existing laws or regulations, including the Telephone Consumer Protection Act, or TCPA, in the United States and laws regarding commercial electronic messaging in other jurisdictions, that would limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications could also adversely impact our business. For example, the Federal Communications Commission amended certain of its regulations under the TCPA in recent years in a manner that could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Given the enormous number of communications we send to consumers, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

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

Digital coupons are issued in the form of redeemable coupons or coupon codes with unique identifiers. It is possible that third parties may seek to create counterfeit digital coupons or coupon codes or exceed print or use limits in order to fraudulently claim discounts or credits for redemption. While we use advanced anti-fraud technologies, it is possible that individuals will attempt to circumvent our anti-fraud systems using increasingly sophisticated methods or methods that our anti-fraud systems are not prepared to counteract. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse CPGs and retailers for any funds stolen or revenues lost as a result of such breaches. Our CPGs and retailers could also request reimbursement, or stop using digital coupons, if they are affected by buyer fraud or other types of fraud. We may incur significant losses from fraud and counterfeit digital coupons. If our anti-fraud measures do not succeed, our business will suffer.

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

In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the "Cookie Directive," directs EU member states to ensure that accessing information on an Internet user's computer, such as through a cookie, is allowed only if the Internet user has appropriately given his or her consent. We may experience challenges in obtaining appropriate consent to our use of cookies from consumers within the EU, which may affect our operating results and business in European markets, and we not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

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

In addition, a failure or perceived failure to comply with such legal requirements and industry standards or with our own privacy policies and practices could result in a loss of consumers using our digital coupons or loss of CPGs and retailers and adversely affect our business. Further, if third parties we work with violate applicable laws, our policies or other privacy-related obligations, such violations may also put our consumers’ information at risk and could in turn have an adverse effect on our business. In addition, certain laws impose restrictions on our ability to send electronic communications to consumers. We strive to comply with applicable laws and other legal obligations; however, it is possible that these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another.

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

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimizing the transfer of PII by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is now deemed to be an invalid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. In light of the ECJ opinion in Case C-362/14, we anticipate engaging in efforts to legitimize data transfers from the European Economic Area. We may be unsuccessful in establishing legitimate means of transferring data from the European Economic Area, we may experience reluctance or refusal by European consumers, retailers or CPGs to continue to use our solutions due to the potential risk exposure to such individuals and organizations as a result of the ECJ ruling, and we and our CPG and retailer partners are at risk of enforcement actions taken by an EU data protection authority until we ensure that all data transfers to us from the European Economic Area are legitimized.

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

We regard the protection of our trade secrets, copyrights, trademarks and domain names as critical to our success. In particular, we must maintain, protect and enhance the Company’s brand. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain jurisdictions abroad. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technologies by others.

Effective trade secret, copyright, trademark and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. We are seeking to protect our trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. Litigation may be necessary to enforce our intellectual property rights, protect our respective trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may incur significant costs in enforcing our trademarks against those who attempt to imitate our Coupons.com and Quotient Technology brand. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, or if we receive unfavorable media coverage, our ability to retain and expand our number of CPGs, retailers and consumers will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands are critical to expanding our base of CPGs, retailers and consumers. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the Company’s brand, or if we incur excessive expenses in this effort, our business would be harmed. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend on our ability to continue to provide sufficient quantities of reliable, trustworthy and high quality digital coupons, which we may not do successfully.

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

We have registered domain names for our websites that we use in our business, such as Quotient.com and Coupons.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our products under new domain names, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain names in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention and harm our business.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have 83,232,918 shares of common stock outstanding as of September 30, 2015, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 57.7% of our outstanding common stock, based on the number of shares outstanding as of September 30, 2015. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2015 to July 31, 2015	166,988	$9.89		$46,267,241
August 1, 2015 to August 31, 2015	288,400	9.49		43,529,401
September 1, 2015 to September 30, 2015	297,247	9.32		40,758,952
Total	752,635	$9.51	—	$40,758,952

(1)

On February 5, 2015, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $50.0 million of the Company’s common stock during the period commencing February 20, 2015 and ending February 20, 2016.  Through the end of second quarter ended June 30, 2015, the Company had repurchased 212,300 shares of its common stock for an aggregate of $2.1 million.

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

QUOTIENT TECHNOLOGY INC.

Dated: November 12, 2015	By:	/s/ Steven R. Boal
Steven R. Boal
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2015	By:	/s/ Jennifer Ceran
Jennifer Ceran
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, as filed October 6, 2015 with the Secretary of State of the State of Delaware, effective October 20, 2015.	8-K	001-36331	3.1	10/06/15
3.2	Amended and Restated Bylaws	8-K	001-36331	3.2	10/06/15
10.1	Offer Letter dated August 2, 2015 with Jennifer Ceran					X

31.1	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X