Form 10-K
period 2015-12-31
Quotient Technology Inc.
filed 2016-03-11
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

____________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $10.79 per share of the Registrant’s common stock as reported by the New York Stock Exchange on June 30, 2015, was $404.8 million. Shares of common stock held by each executive officer, director, and their affiliated holders and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of June 30, 2015, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of March 1, 2016 was 82,268,024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

Unless the context otherwise requires, the terms “Quotient,” “Coupons,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Quotient Technology Inc. and its consolidated subsidiaries.

The Quotient logo, Coupons logo and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Quotient. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “continue,” “could,” “seek,” “might,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “approximately,” “project,” “should,” “will,” “would” or the negative or plural of these words or similar expressions, as they relate to our company, business and management, are intended to identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	our financial performance, including our revenues, margins, costs, expenditures, growth rates and operating expenses, and our ability to generate positive cash flow and become profitable;
●	the amount and timing of digital promotions by CPGs, which are affected by budget cycles, economic conditions and other factors;
●	the growth of demand for digital coupons;
●	our ability to adapt to changing market conditions;
●	our ability to grow and scale Retailer iQ;
●	our ability to retain and expand our business with existing CPGs and retailers;
●	our ability to maintain and expand the use by consumers of digital promotions on our platforms;
●	our ability to grow our media business;
●	our ability to attract and retain third-party advertising agencies, performance marketing networks and other intermediaries;
●	our ability to effectively manage our growth;
●	the effects of increased competition in our markets and our ability to compete effectively;
●	our ability to grow the use by consumers of our mobile solutions;
●	our ability to effectively grow and train our sales team;
●	our ability to obtain new CPGs and retailers and to do so efficiently;
●	our ability to maintain, protect and enhance our brand and intellectual property;
●	our strategies relating to the growth of our platform and our business;
●	our strategies relating to, and outcomes of, and costs associated with defending, intellectual property infringement and other claims;
●	our expectations with respect to the benefits associated with the acquisition of Shopmium;
●	our ability to successfully enter new markets;
●	our ability to successfully integrate our newly acquired companies into our business;
●	our expectations regarding Quotient Insights;
●	our significant operating leverage in our business;
●	our ability to develop and launch new services and features; and
●	our ability to attract and retain qualified employees and key personnel.

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

Overview

Quotient Technology Inc., formerly known as Coupons.com Incorporated, is a provider of digital promotions and media solutions driven by consumer-shopping insights. We connect consumer packaged goods (CPG) brands and retailers with shoppers by delivering digital promotions and media to shoppers through mobile, web and social channels. Leading brands, as well as leading retailers in the grocery, drug, dollar, club and mass merchandise channels, use our platform to engage shoppers at the critical moments when they are choosing what products to buy and where to shop. Our new corporate name, which became effective October 20, 2015, is designed to better reflect the breadth and sophistication of our business offerings, along with our deepening relationships with Fortune 500 CPGs and retailers.

Our core promotions and media solutions, which we refer to as Quotient Promotions and Quotient Media, respectively, reach millions of shoppers every day through our extensive network. That network includes our flagship site and mobile app, Coupons.com, our publishing network of over 30,000 registered partner sites, which have distributed or may distribute our offers and media, as well the web and mobile properties of our CPG and retailer partners. We refer to our emerging solutions around our data and analytic capabilities as Quotient Insights.

Our network is made up of three constituencies:

•	Over 2,000 brands from approximately 700 CPGs;
•	Retailers across multiple classes of trade such as grocery, drug, dollar, club, and mass merchandise channels; and
•	Consumers visiting our web, mobile properties, social channels, as well as those of our CPGs and retailers.

The relationship between our CPGs, retailers, publishers and consumers, has resulted in a network effect, which we believe gives us a significant competitive advantage. We believe that as our shopper audience increases, our platform becomes more valuable to CPGs and retailers, which, in turn, rely more heavily on our platform for their digital promotions and media. In addition, the breadth of content offered from these leading brands enables us to attract and retain more retailers, publishers and shoppers. As our network expands, we generate more shopper insights, which improves our ability to create more relevant and personalized consumer experiences.

Our CPG customers include many of the leading food, beverage, drug, personal and household product manufacturers. We primarily generate revenue from CPGs by offering promotions and media content to consumers across our network. Our retailers include leading grocery, drug, dollar, club and mass merchandise channel retailers. We also service a broad range of specialty retailers, including clothing, electronics, home improvement and many others, through which we generate revenue primarily from offering coupon codes through our platform.

Historically, the vast majority of promotional and media budgets from CPGs and retailers have been spent in offline channels such as free standing inserts in Sunday newspapers, direct mail and promotional trade. The effectiveness of these traditional channels has declined, particularly with the decline in newspaper readership. In contrast to traditional promotions, digital coupons are redeemed at higher rates and are more effective. According to an annual industry report by NCH, in 2014, digital coupons (including digital print and paperless coupons) represented less than 1% of total U.S. CPG coupon distribution volume, but accounted for over 10% of total U.S. CPG coupon redemptions. This illustrates the effectiveness of digital coupons. We believe that the simplicity of digital coupons is broadening the demographic reach and driving usage of digital coupons. Further, by shifting traditional offline promotional and media budgets to our digital platform, CPGs are able to use data-driven metrics to better optimize and reach consumers when and how they want to be reached.

We generate promotion revenues from digital transactions on our network. Each time a consumer activates a digital coupon on our platform by either printing it for physical redemption at a retailer or saving it to a retailer loyalty account for automatic digital redemption, or redeeming a coupon using a mobile device for cash back after taking a picture of a retailer receipt with the appropriate purchase, we are generally paid a fee. As our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers which may impact how we monetize transactions. For coupon codes, we are generally paid a fee when a consumer makes a purchase using a coupon code from our platform. We generally pay a distribution fee to retailers or publishers when a consumer activates a digital promotion on their website or mobile app. These distribution fees are included in our cost of revenues. We also generate media revenue through the placement of online advertisements from CPGs and retailers that are displayed on our websites and mobile apps, as well as those of our publishers, retailers and other third parties. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

During 2015, we generated revenues of $237.3 million, representing 7% growth over 2014, and a net loss of $26.7 million as compared to $23.4 million in 2014. See our Consolidated Financial Statements and accompanying notes for more information.

Growth Strategy

We intend to grow our platform and our business through the following key strategies:

Increase revenues from CPGs already on our platform.    Based on our experience to date, we believe we have opportunities to continue increasing revenues from our existing CPG customer base through:

●	increasing our share of CPG spending on overall coupons and trade promotions;
●	increasing the number of brands that are using our platform within each CPG;
●	increasing media and advertising spending on our platform;
●	leveraging our data to provide more targeting and insights; and
●	maximizing lifetime value of consumers across all products.

Expand our network through Retailer iQ, our digital paperless platform.    By using our platform to aggregate and optimize data, CPGs and retailers are able to offer a personalized and targeted consumer experiences to more effectively engage consumers and drive sales. By bringing retailers onto Retailer iQ, we are able to grow our digital paperless offering and distribution reach, and further leverage consumer insights from the platform. We believe as we continue to expand our network through Retailer iQ, the value we provide to CPGs and retailers increases, as well as the opportunity to increase our share of CPG spending from promotions, trade spend and media budgets. We intend to continue to invest in technologies and product offerings that further integrate digital promotions and media into the retailer channel, and specifically within our Retailer iQ platform.

Grow our current customer base and add new industry segments.    We believe we have the opportunity to grow the number of brands and retailers that we serve, thereby increasing the value of our platform to all constituents. In addition, we intend to continue growing our business with other manufacturers and retailers in new industry segments such as convenience and specialty/franchise retail, restaurants and entertainment venues.

Continue to grow consumer adoption and engagement of our digital offerings.    We plan to continue to innovate and invest in Retailer iQ, mobile solutions and digital promotion offerings for specialty/franchise retail, including coupon codes. We believe that CPG spending on digital promotions and marketing will continue to grow as point of sale, mobile channels and social media offer new opportunities to engage consumers from intent to purchase of their products. We also plan to leverage our reach to consumers and the strength of our platform to broaden the selection and use of coupon codes by consumers.

Grow international operations.    Many CPGs and retailers on our platform have global operations and we believe that we can opportunistically grow our operations and offerings in existing international markets and partner with our existing clients to enter new geographies in which they operate. We also plan to leverage our existing presence in France, through our acquisition of Shopmium, a receipt-scanning, cash-back mobile application program, to broaden our international opportunity beginning with the United Kingdom.

Expand and grow Quotient Insights, our emerging products around data and analytics.    As our network, content pool and shopper audience expands, resulting in greater data and insights, we believe that our platform will become more valuable. Today, we offer real-time shopper insights that are valuable to our CPGs and retailer partners. Our targeted promotion offering is just one example of how we intend to use the platform to drive more value across the network. We also have the growing capability to directly link digital campaigns and media to in-store purchase data. We believe we are in a unique position to deliver new products around data and analytics, and the opportunity to grow Quotient Insights increases as we continue to expand.

Selectively pursue strategic acquisitions.   We intend to continue pursuing selective acquisition and partnership opportunities that we believe can expand our business.

Customers

Our CPG customers include many of the leading food, beverage, drug, personal and household product manufacturers. Our retailers include leading grocery, drug, dollar, club and mass market retailers which distribute and accept our coupons. Our retailers also include a broad range of specialty stores, including clothing, electronics, home improvement and many others which offer coupon codes through our platform. For the years ended December 31, 2015 and 2014, total revenue from The Procter and Gamble Company accounted for more than 10% of our total revenues. For the year ended December 31, 2013, no single customer represented more than 10% of our total revenues.

Our Platform and Solutions

We offer a digital promotion, media, data and analytics platform to connect CPGs and retailers with consumers. Our platform distributes personalized and targeted content at scale across multiple channels enabling CPGs and retailers to deliver promotions and media to consumers at the point when they are most engaged and likely to make a purchasing decision. We distribute digital coupons, which includes both coupons and coupon codes. Our digital coupons can be distributed through digital print and/or digital paperless channels and redeemed at any retailer accepting coupons. Our coupon codes are discounts generally offered by retailers that consumers can use in connection with an online or mobile purchase. We also offer a breadth of media advertising offerings that leverages our data insights and extensive, highly valued consumer audience across our network.

Quotient Promotions

We offer digital print and digital paperless promotions through our Quotient Promotions Network (also known as our Digital Free Standing Insert Network). With digital print, shoppers select coupons and print them from their desktop or mobile device to redeem in store. With digital paperless, shoppers save coupons directly to retailer loyalty accounts for automatic digital redemption, or by redeeming coupons using a mobile device for cash back after taking a picture of a retailer receipt with the appropriate purchase.

Through our platform, CPGs and retailers are able to reach shoppers on the web and on mobile devices by offering digital coupons through our extensive network which includes:

●	the Coupons.com website and our Coupons.com, Grocery iQ and Shopmium a receipt-scanning, cash-back mobile application platform;
●	CPG and retailer websites and mobile applications, either hosted by us or hosted by them using our APIs; and
●	the websites and mobile applications of over 30,000 registered partner sites included in our publisher network.

We have designed and engineered our platform to support personalization, targeting and optimization in the delivery of digital coupons. We start with demographic and geography based personalization techniques to ensure that consumers see and can easily access the most relevant content. We personalize content based on which offers the consumer has clicked on and what searches the consumer may conduct on our network as well as the coupons that the consumer previously activated, and redeemed. We also offer targeted promotions based on the criteria listed above, combined with data from our Retailer iQ integrations with retailers. We offer, through our new Shopmium a receipt-scanning, cash-back mobile application platform, coupons for direct cash back upon taking a picture of a retailer receipt with the appropriate purchase.

Retailer iQ.     Retailer iQ allows retailers to integrate our digital promotions with their loyalty programs and point of sale systems. Retailer iQ provides a unique consumer experience using personalized and targeted offers to help retailers and brands drive loyalty and engagement with their shoppers. By integrating with the retailer point-of-sale system, our solution leverages data available across various touchpoints including web, mobile and customer channels such as email, and point of sale purchase data. Using data, the platform provides real-time recommendations of digital coupons and products, real-time reporting, targeting and analytics, targeted media, and digital receipts, all of which help retailers and brands communicate with and influence their shoppers, primarily through their mobile phones.

Mobile.    Our promotions and media solutions are designed for mobile channels to further drive consumer adoption and engagement across our platform. Retailer iQ, for instance, powers retailer mobile applications and websites to enable consumers to download coupons, create shopping lists, and search for offers while on the go. CPGs can target Retailer iQ consumers to personalize brand engagement or provide brand information. In addition, our Grocery iQ mobile application is a leading grocery shopping list application that automatically finds relevant coupon offers for consumers based on their grocery lists. Our Coupons.com mobile application allows consumers to access our digital coupons and coupon codes, and is designed to provide personalized and location-based content. Our Shopmium receipt-scanning, cash-back mobile application platform allows consumers to use a CPG promotion by taking a picture of a receipt and uploading it to Quotient, where we validate the purchase against the promotion, and pay the consumer directly to a bank or PayPal account.

Quotient Media

We offer media and advertising solutions that provide CPGs, retailers and other advertisers access to our audience. Brands buy media with us to reach shoppers before, during and after their shopping cycles. Furthermore, we allow CPGs and retailers to augment their digital promotion campaigns, and take advantage of special promotional opportunities to highlight their brands including special media and advertising placements on the site, promoted positions within our coupon galleries and premium placement in our marketing efforts.

We use shopper data and insights flowing through our platform to understand consumer intent and shopping behavior and intent, and use those insights for targeted advertising. Our data processing systems are able to provide consumer intent signals to various advertising networks to extend our reach, which effectively increases advertising sales. Our media solutions can reach shoppers throughout our network, including Retailer iQ, and across web, mobile and social channels. For example, we can target consumers on Facebook who have used a particular category of coupon with advertising for that category of product. The quality and real-time nature of our data network enables us to offer relevant and targeted media campaigns. As our platform, network and audience expands, the value of our data and analytics increases.

Publishing Channels

Our platform includes numerous tools we and our CPGs, retailers and publishers use to enhance the effectiveness of their promotions and ability to monetize the use of our platform.

Brandcaster.    Our Brandcaster technology powers our affiliate program by enabling third-party publishers to easily display our promotions and media to visitors on their sites. Brandcaster’s easy-to-use self-service platform allows publishers to produce a look and feel customized to their brand and earn revenues for the coupons that are activated on their site and for media impressions.

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

Emails.    We send emails to consumers, including registered users on our Coupons.com site and those of our Retailer iQ retailers, including coupon offers that can be customized based upon the user’s interaction with our site.

Social.    We enable CPGs to distribute coupons on their Facebook pages in a seamless and fully customizable solution through an API on our platform. They then can manage the look and feel of the experience for consumers. Typically, CPGs will use coupons as an incentive for consumers to “like” their Facebook pages and brands and our application handles the process and tracking.

Bricks.    Our Bricks services include coupons that operate just like the digital coupons that we distribute on Coupons.com and across the Quotient Promotions Network, but the CPG is responsible for setting up and driving distribution. For example, our Bricks service may enable a CPG to make available a specific coupon on their website. CPGs are able to leverage our technology to facilitate the printing and tracking of coupons in a secure manner, but the CPG distributes the coupon through its own distribution process such as an email campaign or as part of a special promotion on their site.

Security

Our platform includes a proprietary digital distribution management system to enable CPGs and retailers to securely control the number of coupons distributed by device. We have controls in place to limit the number of digital coupons that can be printed. Similar controls are in place for downloading coupons to loyalty cards and other paperless solutions, which allows us to limit the number of coupons distributed and activated. In addition, each printed coupon carries a unique ID that is encrypted, enabling us to trace each coupon from print to redemption. All of our digital print coupons can be authenticated and validated using this unique code. This unique ID also can be used to detect counterfeit or altered coupons. Our platform allows us to systematically identify and respond to fraudulent and prohibited activities by restricting a device from printing coupons.

Sales and Marketing

We have a team of dedicated, skilled specialists focused on CPGs and retailers. Based on our 17 years of execution for some of the world’s largest CPGs and retailers, we believe that our sales, integration, promotions management and customer support capabilities are difficult to replicate and a key reason for the growth of our business. Much of our sales activity is focused on expanding the number of brands within our existing CPG customers that offer digital promotions and media through our platform as well as expanding the volume of offers made by the brands currently using our platform. In addition to seeking new CPG and retailer customers, we are focused on continuing to increase the size and breadth of our publisher network. We are also seeking to partner with CPGs and other manufacturers and retailers in new industry segments such as convenience and specialty/franchise retail, restaurants and entertainment venues.

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

●

Redundancy.    Our production infrastructure utilizes a hot failover configuration which allows us to switch server loads, be it a single server or an entire data center, to the other data center within minutes. Data is continuously replicated between sites, and multiple copies at each site provide fast recovery whenever it is requested. Each data center has been designed to handle more than our entire server needs, which enables us to perform platform maintenance, business resumption and disaster recovery without any customer impact.

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

Our research and development expenses were $48.4 million, $49.6 million and $40.1 million during 2015, 2014 and 2013, respectively. We capitalized internal-use software development costs of $1.5 million, $3.6 million and $6.9 million during 2015, 2014, and 2013, respectively.

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

●

providers of digital coupons such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire, News America Marketing’s SmartSource, and companies that offer coupon codes such as RetailMeNot, Inc., Groupon Inc., Exponential Interactive Inc.’s TechBargains, Savings.com, Inc. and Ebates Performance Marketing, Inc., companies that offer cash back solutions such as iBotta, Inc., and companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases;

●	internet sites that are focused on specific communities or interests that offer coupons or discount arrangements related to such communities or interests;
●	companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corporation;
●	companies offering media services, such as Triad Media Inc. and RichRelevance, Inc.; and
●	retailers marketing and offering their own digital coupons directly to consumers using their own websites, email newsletters and alerts, mobile applications and social media channels.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

●	scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
●	ability to attract consumers to use digital coupons;
●	platform security, scalability, reliability and availability;
●	number of channels by which a company engages with consumers;
●	integration of products and solutions;
●	rapid deployment of products and services for customers;
●	breadth, quality and relevance of the company’s digital coupons;
●	ability to deliver digital coupons that are widely available and easy to use in consumers’ preferred form;
●	integration with retailer applications;

●	brand recognition;
●	quality of tools, reporting and analytics for planning, development and optimization of promotions; and
●	breadth and expertise of the company’s sales organization.

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

As of December 31, 2015, we had 618 full-time employees, consisting of 533 employees in the United States and 85 employees internationally.

Intellectual Property

We rely on federal, state, common law and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology and algorithms by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks and domain names to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations outside the United States. As of December 31, 2015, we hold or have exclusive rights to 23 issued patents in the United States and 10 patents that have been issued outside of the United States with terms expiring between 2016 and 2031. Additionally, we have 46 patent applications pending in the United States and as well as additional patent applications pending in Europe and other international jurisdictions.

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

Corporate Information

We were incorporated in California in May 1998 and reincorporated in Delaware in June 2009. We changed our name to Quotient Technology Inc. on October 20, 2015. Our principal executive offices are located at 400 Logue Avenue, Mountain View, California 94043, and our telephone number is (650) 605-4600. Our corporate website address is www.quotient.com. Information contained on, or that can be accessed through, our website does not constitute part of this report and inclusions of our website address in this report are inactive textual references only. The Quotient logo, Coupons.com logo and our other registered or common law trademarks, service marks or trade names appearing in this prospectus are the property of Quotient or its subsidiaries. Other trademarks and trade names referred to in this prospectus are the property of their respective owners.

Available Information

We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Exchange Act. We also make available, free of charge on the investor relations portion of our website at investors.quotient.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at (650) 605-4600 (option 7).

Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are available on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website, as well as through press releases, SEC filings, public conference calls, our corporate blog and social media in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.  Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Governance.” The contents of our websites, blog, press releases, public conference calls and social media are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC (and the contents of other SEC filings are not incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with the SEC except as required by law or to the extent we expressly incorporate such SEC filing into this Annual Form 10-K or other report or document we file with the SEC), and any references to our websites are intended to be inactive textual references only.

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

We have incurred net losses of $26.7 million, $23.4 million and $11.2 million in 2015, 2014 and 2013, respectively. We have an accumulated deficit of $218.9 million as of December 31, 2015. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

●	sales and marketing;
●	research and development, including new product development;
●	our technology infrastructure;
●	general administration, including legal and accounting expenses related to our growth and continued expenses with respect to being a public company;
●	efforts to expand into new markets; and
●	strategic opportunities, including commercial relationships and acquisitions.

For example, we have incurred and expect to continue to incur expenses developing, improving, integrating, marketing, rolling out and maintaining Retailer iQ, which we launched in the early part of 2014. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these expenses, which could impact the recoverability of prepaid non-refundable payments of $7.5 million and $8.2 million as of December 31, 2015 and 2014, respectively, with some of our Retailer iQ partners. If we are unable to gain efficiencies in our operating costs, our business could be adversely impacted. We cannot be certain that we will be able to attain or maintain profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, our revenues may fluctuate due to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending and we may not always be able to anticipate such fluctuations. Decisions by major CPGs or retailers to delay or reduce their promotional spending or divert spending away from digital promotions, or changes in our fee arrangements with CPGs and retailers, could slow our revenue growth or reduce our revenues. For example, if a greater number of our arrangements with CPGs required us to receive fees upon the actual redemption of digital coupons on our platform rather than activation as is generally done, our revenue growth and revenues could be harmed.

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

●	adapt to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending;
●	further integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels;
●	support retailers in the continued marketing and rollout of Retailer iQ;
●	grow the number of CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;

●	expand the use by consumers of our newest digital promotion and media offerings and broaden the selection and use of digital coupons;
●	obtain and increase the number of high quality coupons;
●	grow the number of transactions across our platform;
●	expand the number, variety and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
●	provide compelling mobile solutions to consumers;
●	increase the awareness of our brand, and earn and preserve our reputation;
●	hire, integrate and retain talented personnel;
●	effectively manage growth in our personnel and operations; and
●	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully accomplish any of these actions. Failure to do so could harm our business and cause our operating results to suffer.

If we are unable to successfully respond to changes in the digital promotions market and continue to grow the market, our business could be harmed.

As consumer demand for digital coupons has increased, promotion spending has shifted from traditional coupons through traditional channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital coupons will continue at the same rate and whether the growth of the digital promotions market will continue. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital coupons, does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenues will require increasing the number of brands that are using our platform within each CPG and further integrating such digital promotions with Retailer iQ. If our projections regarding the adoption and usage of Retailer iQ by retailers, CPGs and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the adoption of Retailer iQ generally, including insufficient time, resources or funds committed by retailers to the implementation and promotion of Retailer iQ, a retailer’s decision to delay or forego launching or marketing Retailer iQ, our inability to monetize enhanced Retailer iQ functionality, and our inability to efficiently integrate Retailer iQ with a retailer’s system. We expect that the market will evolve in ways which may be difficult to predict. It is also possible that digital coupon offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers. Also, if our continued innovation and implementation of new initiatives associated with the digital print coupons, including our new mobile print solution, does not grow as we expect, our business may be harmed. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted.

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

In addition to other factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

●

our ability to grow our revenues by increasing our share of CPG spending and the number of brands using our platform, including Retailer iQ, increasing media and advertising spending on our platform, further integrating with our retailers and increasing the use of retailer coupon codes by consumers, adding new CPGs and retailers to our network and growing our current consumer base and expanding into new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;

●	our ability to successfully respond to changes in the digital promotions and media market and continue to grow the market and demand for our platform;
●	our ability to grow consumer selection and use of our digital promotion offerings and attract new consumers to our platform;
●	the amount and timing of digital promotions and marketing campaigns by CPGs, which are affected by budget cycles, economic conditions, seasonality and other factors;
●	the impact of global business or macroeconomic conditions, including the resulting effects on the level of coupon and trade promotion spending by CPGs and spending by consumers;
●	the impact of competitors or competitive products and services, and our ability to compete in the digital promotions market;
●	our ability to obtain and increase the number of high quality coupons;
●	changes in consumer behavior with respect to digital promotions and how consumers access digital coupons and our ability to develop applications that are widely accepted and generate revenues;
●	the costs of investing, maintaining and enhancing our technology infrastructure;
●	the costs of developing new products and solutions and enhancements to our platform;
●	our ability to manage our growth;
●	the success of our sales and marketing efforts;
●	the costs of acquiring new companies which we anticipate will help us grow our business;
●	the costs of successfully integrating the acquired company and employees into our operations;
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

The effects of these factors individually or in combination could cause our quarterly and annual operating results to fluctuate, and affect our ability to forecast those results and our ability to achieve those forecasts. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on predictions of our management, which are necessarily uncertain in nature. Our guidance may vary materially from actual results. For example, on October 22, 2015, we issued a press release announcing our preliminary results for the third quarter ended September 30, 2015, which were below consensus estimates for the quarter. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert our management’s attention and resources.

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

For example, if CPGs decide that utilizing our platform provides a less effective means of connecting with consumers, we may not be able to increase our prices or CPGs may pay us less. Likewise if retailers decide that our platform is less effective at increasing sales to and loyalty of existing and new consumers, retailers may demand a higher percentage of the total proceeds from each digital promotion that is activated or redeemed or demand minimum guaranteed payments. Furthermore, if existing and new retailers using Retailer iQ do not find that it increases consumer engagement and loyalty, our overall success may be harmed. In addition, we expect to face increased competition, and competitors may accept lower payments from CPGs to attract and acquire new CPGs, or provide retailers and publishers a higher distribution fee than we currently offer to attract and acquire new retailers and publishers. In addition, we may experience attrition in our CPGs, retailers and publishers in the ordinary course of business resulting from several factors, including losses to competitors, changes in CPG budgets, and decisions by CPGs, retailers and publishers to offer digital coupons through their own websites or other channels without using a third-party platform such as ours. If we are unable to retain and expand our relationships with existing CPGs, retailers and publishers or if we fail to attract new CPGs, retailers and publishers to the extent sufficient to grow our business, or if too many CPGs, retailers and publishers are unwilling to offer digital coupons and media with compelling terms through our platform, we may not increase the number of high quality coupons and marketing campaigns on our platform and our revenues, gross margin and operating results will be adversely affected.

If the distribution fees that we pay as a percentage of our revenues increase, our gross profit and business will be harmed.

When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, we pay a distribution fee to the retailer or publisher, which, in some cases may be prepaid prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, there is a risk that certain prepaid distribution fees with some of the retailers may not be recoverable. At December 31, 2015 and 2014, we had $7.5 million and $8.2 million, respectively, of prepaid non-refundable payments with some of our Retailer iQ partners.

If we fail to maintain and expand the use by consumers of digital coupons on our platform, our revenues and business will be harmed.

We must continue to maintain and expand the use by consumers of digital coupons in order to increase the attractiveness of our platform to CPGs and retailers and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of personalized and high quality digital coupons, or that the usage of digital coupons is easy and convenient through our platform, we may not be able to attract or retain consumers on our platform. Further, if there is increased competition for the trade promotions and marketing budgets of CPGs and retailers, the result could be increased pricing pressure. If we are unable to maintain and expand the use by consumers of digital coupons on our platform, including through our new mobile print solution and Shopmium cash back application, and do so to a greater extent than our competitors, CPGs may find that offering digital promotions on our platform does not reach consumers with the scale and effectiveness that is compelling to them. Likewise if retailers find that using our platform, including Retailer iQ, does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, then the revenues we generate may not increase to the extent we expect or may decrease. Any of these would adversely affect our operating results.

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

Our business is exposed to risks related to customer concentration, particularly among CPGs. For the years ended December 31, 2015 and 2014, total revenue from The Procter and Gamble Company accounted for more than 10% of our total revenues. For the year ended December 31, 2013, no single customer represented more than 10% of our total revenues. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

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

●

providers of digital coupons such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire, News America Marketing’s SmartSource., and companies that offer coupon codes such as RetailMeNot, Inc., Groupon, Inc., Exponential Interactive, Inc.’s TechBargains.com, Savings.com, Inc and Ebates Performance Marketing, Inc., companies that offer cash back solutions such as iBotta, Inc., and companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases;

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

We have significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Such expansion increases the complexity of our business and places significant demands on our management, operations, technical performance, financial resources and internal control over financial reporting functions. Continued growth could strain our ability to deliver digital coupons on our platform, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. For example, our revenue growth was adversely affected in the third quarter of 2015 as compared to the same period in the prior year due in part to an increasing number of consumers wanting to print from their mobile device.  Although we have recently attempted to address this concern with the implementation of a solution enabling mobile users to print directly from their devices in the fourth quarter of 2015, there is no guarantee that this will result in increased revenue. Failure to manage our expansion may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.

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

We continue to be dependent on our sales team to obtain new CPGs and retailers and to drive sales from our existing CPGs and retailers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and it may take time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, if we continue to grow rapidly, a large percentage of our sales team will be new to the company and our solution. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new CPGs and retailers or increasing sales to our existing CPGs and retailers, our business will be adversely affected.

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

We deliver digital coupons via our platform, including over our websites and mobile applications, as well as through those of our CPGs and retailers and our publishers and other third parties. Our reputation and ability to acquire, retain and serve CPGs and retailers, as well as consumers who use digital coupons or view media on our platform are dependent upon the reliable performance of our platform. As the number of our CPG customers, retailers and consumers and the number of digital promotions and information shared through our platform continue to grow, we will need an increasing amount of network capacity and computing power. Our technology infrastructure is hosted across two data centers in co-location facilities in California and Nevada. In addition, we use two other co-location facilities in California and Virginia to host our Retailer iQ platform. We have spent and expect to continue to spend substantial amounts in our data centers and equipment and related network infrastructure to handle the traffic on our platform. The operation of these systems is expensive and complex and could result in operational failures. In the event that the number of transactions or the amount of traffic on our platform grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems or service disruptions, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our websites and platform, and prevent CPGs, retailers or consumers from accessing our platform. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential CPGs and retailers and consumers, which could harm our operating results and financial condition.

If we are not successful in responding to changes in consumer behavior and do not develop products and solutions that are widely accepted and generate revenues, our results of operations and business could be adversely affected.

The methods by which consumers access digital coupons are varied and evolving. Our platform has been designed to engage consumers at the critical moments when they are choosing the products they will buy and where they will shop. Consumers can select our digital coupons both online through web, mobile and in-store. In order for us to maintain and increase our revenues, we must be a leading provider of digital coupons in each of the forms by which consumers access them. As consumer behavior in accessing digital coupons changes and new distribution channels emerge, if we do not successfully respond and do not develop products or solutions that are widely accepted and generate revenues we may be unable to retain consumers or attract new consumers and as a result, CPGs and retailers, and our business may suffer. For example, our revenue growth was adversely affected in the third quarter of 2015 as compared to the same period in the prior year due in part an increasing number of consumers wanting to print from their mobile device. Although we have recently attempted to address one of these desired features with the implementation of a solution enabling mobile users to print directly from their devices in the fourth quarter of 2015, and we intend to continue developing new features for mobile devices, there is no guarantee that our solutions will be successful in responding to the changing needs of consumers or that we will be able to develop features or products that will make our mobile platform attractive to, and drive engagement by, consumers.

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

Our success on mobile platforms will also be dependent on our ability to develop features or products that will make our mobile platform attractive to, and drive engagement by, consumers.  If we fail to develop such features or products after investing in their development, our ability to monetize these growth opportunities will be constrained, and our business, financial condition and operating results would be adversely affected.

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

Factors adversely affecting performance marketing programs and our relationships with performance marketing networks, or the termination of these relationships, may adversely affect our ability to attract and retain merchants and our coupon codes business.

A portion of our business is based upon consumers using coupon codes in connection with the purchase of goods or services. The commissions we earn for coupon codes accessed through our platform are tracked by performance marketing networks. Third-party performance marketing networks provide publishers with affiliate tracking links that allow for revenues to be attributed to publishers. When a consumer executes a purchase on a publisher’s website as a result of a performance marketing program, most performance marketing conversion tracking tools credit the most recent link or ad clicked by the consumer prior to that purchase. This practice is generally known as “last-click attribution.” We generate revenues through transactions for which we receive last-click attribution. Risks that may adversely affect our performance marketing programs and our relationships with performance marketing networks include the following, some of which are outside our control:

●

we may not be able to adapt to changes in the way in which CPGs and merchants attribute credit to us in their performance marketing programs, whether it be “first-click attribution” or “multichannel attribution,” which applies weighted values to each of a retailer’s advertisements and tracks how each of those advertisements contributed to a purchase, or otherwise;

●

we may not receive revenue if consumers make purchases from their mobile devices as many retailers currently do not recognize affiliate tracking links on their mobile-optimized websites or applications, and tracking mechanisms on mobile websites or applications may not function to allow retailers to properly attribute sales to us;

●	we may not generate revenue if consumers use mobile devices for shopping research but make purchases using coupon codes found on our sites in ways where we do not get credit;
●	refund rates for products delivered on merchant sites may be greater than we estimate;

●

performance marketing networks may not provide accurate and timely reporting on which we rely, we could fail to properly recognize and report revenues and misstate financial reports, projections and budgets and misdirect our advertising, marketing and other operating efforts for a portion of our business;

●	we primarily rely on a small number of performance marketing networks in non-exclusive arrangements, the loss of which could adversely affect our coupon codes business;
●

we primarily rely, in connection with our search engine marketing business, on a small number of brand partners which work with us in non-exclusive arrangements, the loss of which could adversely affect our coupon codes business;

●	industry changes relating to the use of performance marketing networks could adversely impact our commission revenues;
●

to the extent performance marketing networks serve as intermediaries between us and merchants, it may create challenges to building our own brand awareness and affinity with merchants, and the termination of our relationship with the performance marketing networks would terminate our ability to receive payments from merchants we service through that network; and

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

Our business is in part dependent upon electronic messaging. We provide emails, mobile alerts and other messages to consumers informing them of the digital coupons on our websites, and we believe these communications help generate a significant portion of our revenues. Because electronic messaging services are important to our business, if we are unable to successfully deliver electronic messages to consumers, if there are legal restrictions on delivering these messages to consumers, or if consumers do not or cannot open our messages, our revenues and profitability could be adversely affected. Changes in how webmail applications or other email management tools organize and prioritize email may result in our emails being delivered or routed to a less prominent location in a consumer’s inbox or viewed as “spam” by consumers and may reduce the likelihood of that consumer opening our emails. Actions taken by third parties that block, impose restrictions on or charge for the delivery of electronic messages could also harm our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers.

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

If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of consumers to access our content, CPGs, retailers and consumers may curtail or stop using our platform.

We deliver digital coupons via our platform and we collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Like all businesses that use computer systems and the Internet, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our systems or solutions or that we or our third-party service providers otherwise maintain, including payment systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information, or subject us to fines or higher transaction fees or limit or result in the termination of our access to certain payment methods. If we experience compromises to our security that result in performance or availability problems, the complete shutdown of one or more of our websites or the loss or unauthorized disclosure of confidential information, CPGs, retailers, and consumers may lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely.

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

We are subject to a variety of federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, e-commerce, competition, price discrimination, consumer protection, taxation, and the use of promotions. Many of these laws, regulations, and standards are still evolving and being tested in courts and industry standards are still developing. Our business, including our ability to operate and expand, could be adversely affected if legislation, regulations or industry standards are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices or the design of our platform. Existing and future laws, regulations and industry standards could restrict our operations, and our ability to retain or increase our CPGs and retailers and consumers’ use of digital promotions delivered on our platform may be adversely affected and we may not be able to maintain or grow our revenues as anticipated.

If the use of third-party cookies is rejected by Internet users, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could decline and we could lose customers and revenue.

We use small text files (referred to as "cookies"), placed through an Internet browser on an Internet user's computer and correspond to a data set that we keep on our servers, to gather important data to help deliver our solution. Certain of our cookies, including those that we predominantly use in delivering our solution, are known as "third-party" cookies because they are delivered where we do not have a direct relationship with the Internet user. Our cookies collect anonymous information, such as when an Internet user views an advertisement, clicks on an advertisement, or visits one of our advertisers' websites. On mobile devices, we may also obtain location based information about the user's device through our cookies. We use these cookies to achieve our customers' campaign goals, to ensure that the same Internet user does not unintentionally see the same media too frequently, to report aggregate information to our customers regarding the performance of their digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network. We also use data from cookies to help us decide whether and how much to bid on an opportunity to place an advertisement in a certain Internet location and at a given time in front of a particular Internet user. A lack of data associated with or obtained from cookies may significantly detract from our ability to make decisions about which inventory to purchase for an advertiser's campaign and may undermine the effectiveness of our solution and harm our business.

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

In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the "Cookie Directive," directs EU member states to ensure that accessing information on an Internet user's computer, such as through a cookie, is allowed only if the Internet user has appropriately given his or her consent. We may experience challenges in obtaining appropriate consent to our use of cookies from consumers within the EU, which may affect our operating results and business in European markets, and we may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

Failure to comply with federal, state and international privacy, data protection, marketing and consumer protection laws, regulations and industry standards, or the expansion of current or the enactment or adoption of new privacy, data protection, marketing and consumer protection laws, regulations or industry standards, could adversely affect our business.

We are subject to a variety of federal, state and international laws, regulations and industry standards regarding privacy, data protection, data security, marketing and consumer protection, which address the collection, storing, sharing, using, processing, disclosure and protection of data relating to individuals, as well as the tracking of consumer behavior and other consumer data. Many of these laws, regulations and industry standards are changing and may be subject to differing interpretations, costly to comply with or inconsistent among countries and jurisdictions. For example, the Federal Trade Commission, or the FTC, expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use, disclosure, and storage of consumer information, and establish principles relating to notice, consent, access and data integrity and security. The laws and regulations in many foreign countries relating to privacy, data protection, data security, marketing and consumer protection often are more restrictive than in the United States, and may in some cases be interpreted to have a greater scope. Additionally, the laws, regulations and industry standards, both foreign and domestic, relating to privacy, data protection, data security, marketing and consumer protection are dynamic and may be expanded or replaced by new laws, regulations or industry standards. We believe our policies and practices comply in all material respects with applicable privacy, data protection, data security, marketing and consumer protection guidelines, laws and regulations. However, if our belief is incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information or implement new safeguards to help our consumers manage our use of their information, among other changes.

Various industry standards on privacy have been developed and are expected to continue to develop, which may be adopted by industry participants at any time. We are subject to the terms of our privacy policies and obligations to third parties relating to privacy, data protection and data security (including voluntary third-party certification bodies such as TRUSTe), including contractual obligations relating to privacy rights, data protection, data use and data security measures. Certain of our solutions, including Retailer iQ and Quotient Insights, depend in part on our ability to use data that we obtain in connection with our offerings, and our ability to use this data may be subject to restrictions in our commercial agreements and subject to the privacy policies of the entities which provide us with this data. Our failure to adhere to these third-party restrictions on data use may result in claims, proceedings or actions against us by our business counterparties or other parties, or other liabilities, including loss of business, reputational damage, and remediation costs, which could adversely affect our business. We also may be unable to obtain all rights necessary to use data in desired manners in our business, either on commercially reasonable terms or at all. This could limit our ability to provide new offerings or functionality, which also could have an adverse effect on our business.

We strive to comply with applicable laws, policies, contractual and other legal obligations and certain applicable industry standards of conduct relating to privacy, data security, data protection, marketing and consumer protection. However, these obligations and standards of conduct often are complex and difficult to comply with fully, and it is possible that these obligations and standards of conduct may be interpreted and applied in new ways and/or in a manner that is inconsistent with each other or that new laws, regulations or other obligations may be enacted. It is possible that our practices may be argued or held to conflict with applicable laws, policies, contractual or other legal obligations, or applicable industry standards of conduct relating to privacy, data security, data protection, marketing or consumer protection. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, FTC, other regulatory requirements or orders or other federal, state or, as we continue to expand internationally, international privacy, data security, data protection, marketing or consumer protection-related laws, regulations, contractual obligations or self-regulatory principles or other industry standards could result in claims, proceedings or actions against us by governmental entities or others or other liabilities or could result in a loss of consumers using our digital coupons or loss of CPGs and retailers.  Any of these circumstances could adversely affect our business. Further, if third parties we work with violate applicable laws, our policies or other privacy-related obligations, such violations may also put our consumers’ information at risk and could in turn have an adverse effect on our business.

With respect to personal data transfers from the European Economic Area, or EEA, we have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which established a means for legitimizing the transfer of PII by U.S. companies doing business in Europe from the  EEA to the U.S. As a result of an October 2015 decision of the European Union Court of Justice, or ECJ, , the U.S.-EU Safe Harbor Framework is now deemed to be an invalid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield, but it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA to the U.S We have engaged in certain actions in an effort to legitimize our transfers of personal data from the EEA to the U.S., and we anticipate engaging in additional activities in an effort to do so going forward. We may continue to be unsuccessful in establishing legitimate means of transferring all personal data from the EEA, we may experience reluctance or refusal by European consumers, retailers or CPGs to continue to use our solutions due to the potential risk exposure to such individuals and organizations as a result of the ECJ ruling, and we and our CPG and retailer partners are at risk of enforcement actions taken by an EU data protection authority until we ensure that all applicable data transfers to us from the EEA are legitimized.  In addition, legislators in the EU have reached political agreement on the General Data Protection Regulation, or GDPR, a new regulation that would supersede the 1995 EU Data Protection Directive, which, when finalized and in effect, is anticipated to include more stringent operational requirements for processors and controllers of personally identifiable information, including payment card information, and impose significant penalties for non-compliance. We may incur liabilities, expenses, costs, and other operational losses if and when the GDPR is effective and we take measures necessary to comply with it.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to provide targeted digital promotions and media to consumers, CPGs and retailers, thereby impairing our ability to maintain and grow our total customers and increase revenues. Future restrictions on the collection, use, sharing or disclosure of our users’ data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our solutions, possibly in a material manner, and could limit our ability to develop new solutions and features. Any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations.  If our measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards relating to privacy, data protection, data security, marketing or consumer protection, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our users’ or CPGs’ or retailers’ ability to use and share personally identifiable information or our ability to store, process and share personally identifiable information or other data, demand for our solutions could decrease, our costs could increase and our business, financial condition and operating results could be harmed.

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

We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. For example, from time to time we have identified and shut down websites that have attempted to misappropriate our brand and proprietary rights and sell fraudulent digital coupons. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. We are currently involved in litigation and disputes related to our intellectual property and service offerings. We may in the future be subject to additional litigation and disputes. The costs of supporting such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained.

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

We regard the protection of our trade secrets, copyrights, trademarks and domain names as critical to our success. In particular, we must maintain, protect and enhance our brands. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain jurisdictions abroad. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technologies by others.

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

Our business depends on strong brands, and if we are not able to maintain and enhance our brands, or if we receive unfavorable media coverage, our ability to retain and expand our number of CPGs, retailers and consumers will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brands are critical to expanding our base of CPGs, retailers and consumers. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business would be harmed. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend on our ability to continue to provide sufficient quantities of reliable, trustworthy and high quality digital coupons, which we may not do successfully.

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

We expect to evaluate and consider a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and strategic investments. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. We have limited experience managing acquisitions and integrating acquired businesses and our ability to successfully integrate acquisitions is unproven. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

●	expected and unexpected costs incurred in identifying and pursuing strategic transactions and performing due diligence regarding potential strategic transactions that may or may not be successful;
●	failure of an acquired company to achieve anticipated revenue, earnings, cash flows or other desired technological and business goals;
●	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration;
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

For example, we have acquired businesses whose technologies are new to us and with which we did not have significant experience. We have made and are making investments of resources to support such acquisitions, which will result in ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments and the integration of these acquisitions will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of any or all of our acquisitions or joint ventures, or we may not realize them in the time frame expected or cause us to incur unanticipated liabilities, and harm our business. Future acquisitions or joint ventures may require us to issue dilutive additional equity securities, spend a substantial portion of our available cash, incur debt or contingent liabilities, amortize expenses related to intangible assets or incur incremental operating expenses or write-offs of goodwill or impaired acquired intangible assets, which could adversely affect our results of operations and harm our business.

If we fail to expand effectively in international markets, our revenues and our business may be harmed.

We currently generate almost all of our revenues from the United States. We also operate to a limited extent in the United Kingdom, France and other countries in Europe. Many CPGs and retailers on our platform have global operations and we plan to grow our operations and offerings through expansion in existing international markets and by partnering with our CPGs and retailers to enter new geographies that are important to them. Further expansion into international markets will require management attention and resources and we have limited experience entering new geographic markets. Entering new foreign markets will require us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our business model. In some countries, we will compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. As we expand internationally, we will be subject to risks of doing business internationally, including the following:

●	competition with strong local competitors and preference for local providers, or foreign companies entering the same markets;
●	the cost and resources required to localize our platform;
●

burdens of complying with a wide variety of different laws and regulations, including intellectual property laws and regulation of digital coupon terms, Internet services, privacy and data protection, marketing and consumer protection laws, anti-competition regulations and different liability standards, which may limit or prevent us from offering of our solutions in some jurisdictions or limit our ability to enforce contractual obligations;

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

To date, we have generated almost all of our revenues from within the United States. As a result, we currently do not have significant revenues or expenses in our international operations and we do not hedge our foreign currency exchange risk. However, we plan to grow our operations and offerings through expansion in existing international markets and by partnering with our existing CPGs and retailers to enter new geographies that are important to them. For example, we opened a research and development facility in Bangalore, India and acquired Shopmium S.A., which has research and development operations in Paris, France. As we expand our business outside the United States we will face exposure to adverse movements in currency exchange rates. We will be exposed to foreign exchange rate fluctuations as the financial results are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenues, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transaction will result in decreased revenues, operating expenses and net income. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. Our risks related to currency fluctuations will increase as our international operations become an increasing portion of our business. In addition, we face exposure to fluctuations in interest rates which may impact our investment income unfavorably.

Our use of and reliance on international research and development resources and operations may expose us to unanticipated costs or events

We opened a research and development center in India in the first quarter of 2015, and in the future expect to increase our headcount, development and operations activity at this facility, and we acquired Shopmium S.A., which has research and development activity and operations in Paris, France. There is no assurance that our reliance upon international research and development resources and operations will enable us to achieve our research and development and operational goals or greater resource efficiency. Further, our international research and development and operations efforts involve significant risks, including:

•

difficulty hiring and retaining appropriate personnel due to intense competition for such resources and resulting wage inflation in the cities where our research and development activities and operations are located;

•	the knowledge transfer related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our customers and other third parties;
•	heightened exposure to change in the economic, security and political conditions in the countries where our research and development activities and operations are located;
•	fluctuations in currency exchange rates and regulatory compliance in the countries where our research and development activities and operations are located;
•	delays and inefficiencies caused by geographical separation of our international research and development activities and operations; and
•

interruptions to our operations in the countries where our research and development activities and operations are located as a result of floods and other natural catastrophic events as well as manmade problems such as power disruptions or terrorism.

Difficulties resulting from the factors above could increase our research and development or operational expenses, delay the introduction of new products, or impact our product quality, the occurrence of which could adversely affect our business and operating results.

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

State and foreign laws regulating money transmission could be expanded to include our mobile shopping and receipt scanning cash-back application platform.

Many states and certain foreign jurisdictions impose license and registration obligations on those companies engaged in the business of money transmission, with varying definitions of what constitutes money transmission. We do not currently believe we are a money transmitter given our role and the terms of our mobile shopping and receipt scanning cash-back application platform.  However, a successful challenge to our position or expansion of state or foreign laws could subject us to increased compliance costs and delay our ability to offer this product in certain jurisdictions pending receipt of any necessary licenses or registrations.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 81,995,286 shares of common stock outstanding as of December 31, 2015, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together own approximately 71.2% of our outstanding common stock, based on the number of shares outstanding as of December 31, 2015. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In February of 2015, our board of directors approved a share repurchase program pursuant to which we are authorized to repurchase shares of our stock having an aggregate value of up to $50.0 million. Through December 31, 2015, we have repurchased $23.5 million in stock under our total authorized amount of $50.0 million. In February of 2016 our board of directors approved a new share purchase program with a one-year term on terms substantially similar to the program approved in February of 2015. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

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

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it concludes that our internal control over financial reporting is not effective.

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

Our principal executive offices are located in Mountain View, California, and include four buildings totaling approximately 110,000 square feet under leases expiring from October to December, 2020. We maintain additional leased spaces in Marina Del Rey, California as well as Cincinnati, Ohio, New York, New York, Bangalore, India, Paris, France, London, the United Kingdom. We believe our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

Item 3.	Legal Proceedings.

On March 11, 2015, a putative stockholder class action lawsuit was filed against us, the members of our board of directors, certain of our executive officers and the underwriters of our IPO: Nguyen v. Coupons.com Incorporated, Case No. CGC-15-544654 (California Superior Court, San Francisco County). The complaint asserts claims under the Securities Act and seeks unspecified damages and other relief on behalf of a putative class of persons and entities who purchased stock pursuant or traceable to the registration statement and prospectus for our IPO. Plaintiff Nguyen requested and obtained a dismissal without prejudice of his San Francisco action and filed another complaint with substantially the same allegations in the Santa Clara County Superior Court, Nguyen v. Coupons.com Incorporated, Case No. 1-15-CV-278777 (California Superior Court, Santa Clara County) (Mar. 30, 2015). Three other complaints with substantially the same allegations have also been filed: O’Donnell v. Coupons.com Incorporated, Case No. 1-15-CV-278399 (California Superior Court, Santa Clara County) (Mar. 20, 2015); So v. Coupons.com Incorporated, Case No. 1-15-CV-278774 (California Superior Court, Santa Clara County) (Mar. 30, 2015); and Silverberg v. Coupons.com Incorporated, Case No. 1-15-CV-278891 (California Superior Court, Santa Clara County) (Apr. 2, 2015).  On May 7, 2015, the Santa Clara court consolidated the Nguyen, So and Silverberg actions with the O’Donnell action. The Court sustained defendants’ demurrer to the consolidated complaint with leave to amend. On December 14, 2015, plaintiffs filed an amended consolidated complaint. On January 28, 2016, defendants filed a demurrer to the amended consolidated complaint. We intend to defend the litigation vigorously. Based on information currently available, we believe that the potential for liability for the above claims is remote.

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

Market Information

Our common stock, $0.00001 par value, began trading on the New York Stock Exchange under the symbol “COUP” on March 7, 2014, the date of our IPO.  We changed our name to Quotient Technology Inc. on October 20, 2015.  Our common stock began trading on the New York stock Exchange under the symbol “QUOT” on October 21, 2015.

The following table sets forth for the indicated periods from the date our common stock commenced trading in connection with our IPO, the high and low closing sales prices of our common stock as reported on the New York Stock Exchange.

	High	Low
Year ended December 31, 2015
Fourth quarter	$9.39	$5.54
Third quarter	$11.41	$8.60
Second quarter	$14.00	$10.79
First quarter	$19.65	$9.49
Year ended December 31, 2014
Fourth quarter	$17.76	$12.00
Third quarter	$25.28	$11.96
Second quarter	$30.17	$16.46
First quarter (from March 7, 2014)	$30.00	$23.01

Holders

As of March 1, 2016, there were 109 holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1, 2015 to October 31, 2015	610,370	$6.80	610,370	$36,611,000
November 1, 2015 to November 30, 2015	768,130	6.52	768,130	31,599,000
December 1, 2015 to December 31, 2015	751,754	6.77	751,754	26,508,000
	2,130,254	$6.69	2,130,254	$26,508,000
(1)

In February 2015, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to $50.0 million of the Company’s common stock during the period commencing February 20, 2015 and ending February 20, 2016. Stock repurchases may be made from time-to-time in open market transactions or privately negotiated transactions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company may suspend, modify or terminate this repurchase program at any time without prior notice. Through the end of fourth quarter ended December 31, 2015, the Company had repurchased 3,095,189 shares of its common stock for an aggregate of $23.5 million.

In February 2016, the Company’s Board of Directors approved a new repurchase program, authorizing the Company to repurchase up to $50.0 million of the Company’s common stock through February 2017.

Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the Russell 2000, the Russell 3000 and the S&P North American Technology Internet Index. The chart assumes $100 was invested at the close of market on March 7, 2014, in our common stock, the Russell 2000, the Russell 3000 and the S&P North American Technology Internet Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

In the fiscal year 2015, the Company changed from the Russell 3000 to the Russell 2000 index because the companies which comprise the Russell 2000 index better reflect the Company’s current size and business. For the fiscal year 2015, the Company has presented both the old and new indices for comparison purposes.

	Base	INDEXED RETURNS
	Period	Quarter Ending
Company / Index	3/7/2014	3/31/2014	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Quotient Technology Inc.	$100	$82	$88	$40	$59	$39	$36	$30	$23
Russell 2000 Index	$100	$97	$99	$92	$100	$104	$104	$91	$94
Russell 3000 Index	$100	$99	$104	$104	$110	$110	$109	$101	$107
S&P North American Technology Internet Index	$100	$93	$95	$97	$96	$103	$105	$103	$113

Unregistered Sales of Equity Securities

On October 30, 2015, the Company issued 278,639 shares of common stock to the equity holders of Shopmium S.A. in partial consideration of the shares and options held by such holders in connection with the acquisition of Shopmium S.A., a company organized under the laws of France. The issuances of such shares of common stock were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering or Regulation S promulgated under the Securities Act.

Use of Proceeds from Public Offering of Common Stock

In March 2014, the Company completed its IPO pursuant to a registration statement on Form S-1 (File No. 333-193692) in which it issued and sold 12,075,000 shares of common stock at a public offering price of $16.00 per share. The Company received net proceeds of $179.7 million after deducting underwriting discounts and commissions of $13.5 million, but before deducting offering expenses of $5.4 million.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 7, 2014 pursuant to Rule 424(b) under the Securities Act. Pending the uses described, we maintain the cash received in cash, cash equivalents and short-term investments.

Item 6.	Selected Financial Data.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Revenues	$237,309	$221,761	$167,892	$112,127	$91,325
Costs and expenses:
Cost of revenues (1)	92,203	86,186	52,080	41,745	27,841
Sales and marketing (1)	92,454	78,865	61,793	63,526	44,834
Research and development (1)	48,367	49,583	40,102	40,236	21,824
General and administrative (1)	34,833	33,392	24,232	25,999	18,996
Change in fair value of contingent consideration	1,231	(5,741)	—	—	—
Total costs and expenses	269,088	242,285	178,207	171,506	113,495
Loss from operations	(31,779)	(20,524)	(10,315)	(59,379)	(22,170)
Interest expense	(290)	(922)	(953)	(212)	(698)
Gain on sale of a right to use a web domain name	4,800	—	—	—	—
Other income (expense), net	(22)	(72)	19	92	(220)
Loss before income taxes	(27,291)	(21,518)	(11,249)	(59,499)	(23,088)
Provision for (benefit from) income taxes	(561)	1,926	—	(265)	(118)
Net loss	$(26,730)	$(23,444)	$(11,249)	$(59,234)	$(22,970)
Deemed dividend to investors in relation to tender offer	—	—	—	—	6,933
Net loss attributable to common stockholders	$(26,730)	$(23,444)	$(11,249)	$(59,234)	$(29,903)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.35)	$(0.57)	$(3.72)	$(2.14)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	82,807	67,828	19,626	15,927	13,944

(1) The stock-based compensation expense included above was as follows:
	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenues	$1,728	$3,086	$300	$378	$295
Sales and marketing	10,658	9,464	1,492	1,880	849
Research and development	9,680	11,536	1,015	1,532	962
General and administrative	10,280	11,424	2,374	1,778	2,464
Total stock-based compensation	$32,346	$35,510	$5,181	$5,568	$4,570

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term investments	$159,947	$201,075	$38,972	$58,395	$100,462
Working capital	177,547	204,837	21,420	45,423	97,108
Property and equipment, net	25,128	25,399	29,942	27,282	12,370
Total assets	321,071	331,807	134,236	131,892	148,748
Deferred revenues	7,342	6,219	6,751	7,406	4,870
Total liabilities	55,581	54,919	66,220	62,012	28,125
Debt obligations	—	7,500	23,077	14,743	—
Redeemable convertible preferred stock	—	—	270,262	270,262	270,262
Total stockholder's equity (deficit)	$265,490	$276,888	$(202,246)	$(200,382)	$(149,639)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Quotient Technology Inc., formerly known as Coupons.com Incorporated, is a provider of digital promotions and media solutions driven by consumer-shopping data. We connect consumer packaged goods (CPG) brands and retailers with shoppers by delivering digital promotions and media to shoppers through mobile, web and social channels. Leading brands, as well as leading retailers in the grocery, drug, dollar, club and mass merchandise channels, use our platform to engage shoppers at the critical moments when they are choosing what products to buy and where to shop. Our new corporate name, which became effective October 20, 2015, is designed to better reflect the breadth and sophistication of our business offerings, along with our deepening relationships with Fortune 500 CPGs and retailers.

Our core promotions and media solutions, which we refer to as Quotient Promotions and Quotient Media, respectively, reach millions of shoppers every day through our extensive network. That network includes our flagship site and mobile app, Coupons.com, our publishing network of over 30,000 registered partner sites, which have distributed or may distribute our offers and media, as well the web and mobile properties of our CPG and retailer partners. We refer to our emerging solutions around our data and analytic capabilities as Quotient Insights. Our network is made up of three constituencies: over 2,000 brands from approximately 700 CPGs; retailers across multiple classes of trade such as grocery, drug, dollar, club, and mass merchandise channels; and consumers visiting our web, mobile properties, social channels, as well as those of our CPGs and retailers.

Our CPG customers include many of the leading food, beverage, drug, personal and household product manufacturers. We primarily generate revenue from CPGs by offering promotions and media content to consumers across our network. Our retailers include leading grocery, drug, dollar channel, club and mass merchandise retailers. We also service a broad range of specialty retailers, including clothing, electronics, home improvement and many others, through which we generate revenue primarily from offering coupon codes through our platform.

We generate promotion revenues from digital transactions on our network. Each time a consumer activates a digital coupon on our platform by either printing it for physical redemption at a retailer or saving it to a retailer loyalty account for automatic digital redemption, or redeems a coupon using a mobile device for cash back after taking a picture of a retailer receipt with the appropriate purchase, we are generally paid a fee. As our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers which may impact how we monetize transactions. For coupon codes, we are generally paid a fee when a consumer makes a purchase using a coupon code from our platform. We generally pay a distribution fee to retailers or publishers when a consumer activates a digital promotion on their website or mobile app. These distribution fees are included in our cost of revenues. We also generate media revenue through the placement of online advertisements from CPGs and retailers that are displayed on our websites and mobile apps, as well as those of our publishers, retailers and other third parties. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

Our operating expenses may increase in the future as we continue to invest in research and development to enhance our platform and in sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers.

For 2015, 2014 and 2013, our revenues were $237.3 million, $221.8 million and $167.9 million, respectively. Our net loss for 2015, 2014 and 2013 was $26.7 million, $23.4 million and $11.2 million, respectively.

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

We define a “transaction” as any action that generates revenue, directly or indirectly, including per item transaction fees, set up fees, volume-based fixed fees and revenue sharing. Transactions continue to exclude retailer offers that generate no direct revenue.  Transactions indirectly generate revenue when the action is not paid for on a per item basis, but is part of an agreement which generates revenue for offer services; for example, transactions after a fixed fee cap has been reached would be included in our definition. This definition of transaction does not impact the number of transactions reported in prior filings. While the number of transactions on our platform has been an important indicator of our ability to grow our revenues, as our business continues to evolve and we experiment with different pricing models to monetize transactions, we believe transaction volume on our platform may become a less predictive indicator of future operating performance.

Adjusted EBITDA and number of transactions for each of the periods presented were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Adjusted EBITDA	$18,298	$23,982	$1,725
Transactions	1,657,039	1,608,082	1,311,973

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

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net loss	$(26,730)	$(23,444)	$(11,249)
Adjustments:
Stock-based compensation	32,346	35,510	5,181
Depreciation and amortization	16,500	14,737	6,859
Change in fair value of contingent consideration	1,231	(5,741)	—
Interest expense	290	922	953
Other income (expense), net	22	72	(19)
Provision for (benefit from) income taxes	(561)	1,926	—
Gain on sale of a right to use a web domain name	(4,800)	—	—
Total adjustments	$45,028	$47,426	$12,974

Adjusted EBITDA	$18,298	$23,982	$1,725

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

Factors Affecting Our Performance

Obtain high quality coupons and increase the number of CPG-authorized activations.    Our ability to grow revenue will depend upon our ability to continue to obtain high quality coupons and increase the number of CPG-authorized activations available through our platform. If we are unable to obtain high quality coupons and increase the number of CPG-authorized activations, we will not be able to increase the number of transactions and the growth in our revenue will be adversely affected.

Increasing revenue from CPGs on our platform.    Our ability to grow our revenue in the future depends upon our ability to continue to increase revenues from existing CPGs on our platform. This includes increasing our share of CPG spending on overall coupons, media and trade promotions; increasing the number of brands that are using our platform within each CPG; increasing media and advertising spending on our platform; increase our share of retailer spending on coupon codes; and maximizing lifetime value of consumers across all platforms.

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

Ability to scale Retailer iQ and further integrate with Retailers.    Our ability to grow our revenues will depend upon our ability to successfully implement and scale Retailer iQ among retailers. If we are unable to successfully implement Retailer iQ, if the implementation or marketing of Retailer iQ is delayed or it is not adopted and supported with sufficient resources by retailers, the growth in our revenues will be adversely affected, which in turn could impact the recoverability of prepaid non-refundable payments with some of our Retailer iQ partners. Our ability to grow our revenue in the future is also dependent upon our ability to further integrate digital promotions and media into retailers’ loyalty or point of sale systems and other channels so that CPGs and retailers can more effectively engage consumers and drive their own sales.

Growth of our consumer selection and digital offerings.    Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Retailer iQ, mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail, including coupon codes, and leverage our reach to consumers and the strength of our platform to broaden the selection and use of coupon codes by consumers.

International Growth and Acquisitions.    Our ability to grow our revenues will also depend on our ability to grow our operations and offerings in existing international markets and expand our business through selective acquisitions, including our acquisition of Shopmium, and their integration with the core business of the company.

Increase in software amortization expense.    During the years ended December 31, 2015, 2014 and 2013, we capitalized $1.5 million, $3.6 million and $6.9 million, respectively, of development costs related to promotions and media technologies, including Retailer iQ. We recognized $9.4 million and $7.7 million of amortization expense in cost of revenues related to Retailer iQ during the years ended December 31, 2015 and 2014, respectively. There was no similar amortization expense for the years ended December 31, 2013 as Retailer iQ was still in development in 2013. The unamortized capitalized development and enhancement costs related to Retailer iQ were $11.1 million as of December 31, 2015. We expect to amortize the costs over their remaining estimated useful life of thirteen months.

Stock-based compensation expense.    We have granted restricted stock units, or RSUs, to certain of our employees and directors. The fair value of these RSUs equals the market value of our common stock on the date of grant. RSUs granted prior to our IPO have a contractual term of seven years and vest upon the satisfaction of both a service condition and a liquidity-event condition. The service condition is satisfied as to 25% of the RSUs on each of the first four anniversaries of the vesting commencement date. The liquidity-event condition was satisfied on the date of effectiveness of our IPO in March 2014, therefore, we recognized a cumulative stock-based compensation expense for the portion of the RSUs that had met the service condition as of the date of our IPO. We recognized stock-based compensation expense of $27.7 million and $29.5 million, associated with RSUs, during the years ended December 31, 2015 and 2014, respectively. There was no stock-based compensation expense associated with RSUs during the year ended December 31, 2013.

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

Coupons.    We generate revenues, as consumers select, activate, or redeem a coupon through our platform by either printing it for physical redemption at a retailer or saving it to a retailer loyalty account for automatic digital redemption. In the case of the setup fees, we recognize revenues proportionally, on a per activation basis, using the number of authorized activations per insertion order, commencing on the date of the first coupon activation. For coupons, the pricing is generally determined on a per unit activation basis. Setup fees charged to customers represent charges for the creation of digital coupons and related activation, tracking and security features. Upfront insertion orders generally include a limit on the number of activations, or times consumers may select a coupon.

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

Digital Media.    Our media services enable CPGs and retailers to distribute digital media to promote their brands and products on our websites, and mobile apps, and through a network of our publishers and non-publisher third parties that display our media offerings on their websites or mobile apps. We charge a fee for these media campaigns, the pricing of which is based on the advertisement size and position. Related fees are generally billed monthly, based on a per-campaign, per-impressions or per-click basis.

Cost of Revenues

Cost of revenues includes the costs resulting from distribution fees. If we deliver a digital coupon or media on a retailer’s website or mobile apps or through its loyalty program, or the website or mobile apps of a publisher, we generally pay a distribution fee to the retailer or publisher which is included in our cost of revenues. These costs are expensed as incurred. We generally do not pay a distribution fee for a coupon or code which is offered through the website of the CPG or retailer that is offering the coupon or coupon code. From time to time, we have entered into arrangements pursuant to which we have agreed to the payment of minimum distribution or other service fees that are included in our cost of revenues. Such minimum commitments are less than the amounts we expect to actually pay, and as a result, we do not expect them to have a material impact on our results of operations. Distribution fees as a percent of total revenues were 16%, 15% and 15% during the years ended December 31, 2015, 2014 and 2013, respectively. Cost of revenues also includes personnel costs, depreciation and amortization expense of equipment, software and acquired intangible assets incurred on revenue producing technologies, data center costs and third-party service fees. Personnel costs related to costs of revenues include salaries, bonuses, stock-based compensation and employee benefits. These costs are primarily attributable to individuals maintaining our data centers and members of our network operations group, which initiates, sets up and delivers digital promotion and media campaigns. Cost of revenues also includes third-party data center costs. We capitalize costs related to software that is developed or obtained for internal use, including Retailer iQ. Costs incurred in connection with internal software development for revenue producing technologies are capitalized and are amortized in cost of revenues over the internal use software’s useful life. The amortization of these costs begins when the internally developed software is ready for its intended use. We expect our cost of revenues to increase in absolute dollars in future periods as we incur additional related costs required to manage and operate Retailer iQ. We began to incur these expenses in the first half of 2014 prior to the recognition of material corresponding revenue.

Although our cost of revenues will increase in absolute dollars as our total revenue increases, we anticipate our cost of revenues other than distribution fees will generally increase at a rate lower than our rate of revenue growth.

Operating Expenses

We classify our operating expenses into three categories: sales and marketing, research and development and general and administrative. Our operating expenses consist primarily of personnel costs and, to a lesser extent, professional fees and facilities expense. Personnel costs for each category of operating expenses generally include salaries, bonuses, stock-based compensation and employee benefits.

Sales and marketing.    Our sales and marketing expenses consist primarily of personnel costs (including commissions), brand marketing, and, to a lesser extent, costs associated with professional services, travel, trade shows and marketing materials. We expect sales and marketing expenses to increase in absolute dollars as we hire additional personnel and continue to expand our marketing related programs designed to increase our revenues.

Research and development.    Our research and development expenses consist primarily of personnel and related headcount costs and costs of professional services associated with the ongoing development of our technology. Personnel costs include salaries, bonuses, stock-based compensation expense and employee benefit costs. Our developers reside in our Mountain View, California headquarters, Paris, France, which was acquired as part of our acquisition of Shopmium and our research and development center in Bangalore, India which we opened in January 2015. We anticipate growing employees in India in 2016.

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

Change in fair value of contingent consideration.    The change in fair value of contingent consideration is result of our re-measurement of the contingent consideration liability from the acquisition of the assets of Eckim, in August 2014 and from the acquisition of Shopmium, in October 2015. As contingent consideration relates to Eckim, the earnout period has ended for measuring the shares issuable based on Eckim achieving certain revenue and profit milestones. Accordingly, the Company remeasured the Eckim liability based on the number of shares issuable as of December 31, 2015.

Interest expense

Interest expense is primarily related to our debt obligations related to an outstanding credit agreement. All debt was repaid in the third quarter of 2015 and the credit agreement was terminated.

Other Income (Expense), Net

Other income (expense), net, includes interest income and foreign exchange gains and losses.

Provision for (Benefit from) Income Taxes

The Company recorded a benefit from income taxes of $0.6 million for the year ended December 31, 2015, and a provision for income taxes of $1.9 million and $0 for the years ended December 31 2014, and 2013, respectively. The benefit from income taxes of $0.6 million for the year ended December 31, 2015 was primarily attributable to a decrease in deferred tax liabilities that arose from a loss the Company recorded from a change in the fair value of contingent consideration related to the Eckim acquisition and net foreign tax benefit, partially offset by state income taxes. The provision for income taxes of $1.9 million for the year ended December 31, 2014 was primarily attributable to the recognition of deferred tax liabilities that arose from the gain the Company recorded from a change in the fair value of contingent consideration related to the Eckim acquisition. There was no provision or benefit recorded for the year ended December 31, 2013 due to the valuation allowance recorded against substantially all of our deferred tax assets.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented.

	Year Ended December 31,
	2015		2014		2013
	(in thousands, except percentages)
Revenues	$237,309	100.0%	$221,761	100.0%	$167,892	100.0%
Cost of revenues	92,203	38.9%	86,186	38.9%	52,080	31.0%
Gross profit	145,106	61.1%	135,575	61.1%	115,812	69.0%
Operating expenses:
Sales and marketing	92,454	38.9%	78,865	35.6%	61,793	36.8%
Research and development	48,367	20.4%	49,583	22.4%	40,102	23.9%
General and administrative	34,833	14.7%	33,392	15.1%	24,232	14.4%
Change in fair value of contingent consideration	1,231	0.5%	(5,741)	(2.6)%	—	—%
Total operating expenses	176,885	74.5%	156,099	70.5%	126,127	75.1%
Loss from operations	(31,779)	(13.4)%	(20,524)	(9.4)%	(10,315)	(6.1)%
Interest expense	(290)	(0.1)%	(922)	(0.4)%	(953)	(0.6)%
Gain on sale of a right to use a web domain name	4,800	2.0%	—	(—)%	—	(—)%
Other income (expense), net	(22)	(—)%	(72)	—%	19	(—)%
Loss before income taxes	(27,291)	(11.5)%	(21,518)	(9.8)%	(11,249)	(6.7)%
Provision for (benefit from) income taxes	(561)	(0.2)%	1,926	0.9%	—	—%
Net loss	$(26,730)	(11.3)%	$(23,444)	(10.7)%	$(11,249)	(6.7)%

Revenues

	Year Ended December 31,			2014 to 2015		2013 to 2014
(in thousands, except percentages)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Revenues	$237,309	$221,761	$167,892	$15,548	7%	$53,869	32%

2015 Compared to 2014

Revenues increased by $15.5 million, or 7%, during 2015, as compared to 2014. This increase was primarily attributable to an increase in the number of transactions on our platform during 2015 to 1.7 billion from 1.6 billion during 2014. Revenues generated from our digital media campaigns represented 54% of the 7% year over year increase, with the balance of the increase driven by our revenues from digital promotion transactions. During 2015, revenues from digital promotion transactions and digital media were 74% and 26% of total revenues, respectively, as compared to 76% and 24% of total revenues, respectively, for 2014.

We expect to see effects of variability on our business from quarter over quarter in the future as we integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, as well as digital print trends.

2014 Compared to 2013

Revenues increased by $53.9 million, or 32%, during 2014, as compared to 2013. This increase was primarily attributable to an increase in the number of transactions on our platform during 2014 to 1.6 billion from 1.3 billion during 2013 and to a lesser extent from increases in the number of insertion orders for coupons that also included media placements. The increase in revenue was also driven by an increase in activity from consumers making a purchase using a coupon code from our platform. During 2014, revenues from digital promotion transactions and digital media were 76% and 24% of total revenues, respectively, as compared to 81% and 19% of total revenues, respectively, for 2013.

Cost of Revenues and Gross Profit

	Year Ended December 31,			2014 to 2015		2013 to 2014
(in thousands, except percentages)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Cost of revenues	$92,203	$86,186	$52,080	$6,017	7%	$34,106	65%
Gross profit	$145,106	$135,575	$115,812	$9,531	7%	$19,763	17%
Gross margin	61%	61%	69%

2015 Compared to 2014

Cost of revenues increased by $6.0 million, or 7%, during 2015, as compared to 2014. The increase was primarily due to higher distribution fees and increased costs associated with the deployment of Retailer iQ, partially offset by a decrease in costs for third-party support services and a reduction in stock-based compensation expense. The increase in distribution fees were primarily related to an increase in the number of transactions completed through our platform that are subject to fees on third-party sites. The increased amortization expense was as a result of the deployment of Retailer iQ in the first quarter of 2014 and our ongoing development of new features and functionality of the platform. The decrease in third-party support services was primarily due to a decrease in our use of third-party support services facilitated by the investment we are making in our business operational service infrastructure, including our operational center in Bangalore, India.

For the year ended December 31, 2015, distributions and third-party service fees increased approximately $6.6 million, costs associated with the deployment of Retailer iQ increased approximately $1.7 million, partially offset by a decrease in third-party support services and stock-based compensation of $3.0 million and $1.4 million, respectively, as compared to the same period in 2014.

Gross margin for the year ended December 31, 2015 remained flat at 61%, as compared to 2014, resulting from the effect from the benefit of decreased headcount related expenses and expense leverage from fixed costs that was mainly offset by the impact from the increase in distribution and third-party service fees, and costs associated with the deployment of Retailer iQ.

We expect the costs associated with Retailer iQ to continue to increase in the future in absolute dollars as we continue to deploy and scale Retailer iQ across retailers in the first half of 2016. We also expect the costs associated with distribution and third-party service fees, and expenses related to amortization of intangibles to continue to increase in the future as we continue to expand and scale our distribution network and reach, and to pursue opportunities to expand our business through selective acquisitions.

2014 Compared to 2013

Cost of revenues increased by $34.1 million, or 65%, during 2014, as compared to 2013. The increase was primarily due to higher distribution fees and third-party service fees, increased costs associated with the deployment of Retailer iQ, and to a lesser extent higher headcount and related expenses. The increases in distribution fees and third-party service fees were related to the increased number of transactions subject to fees completed through our platform. The increases in cost related to Retailer iQ were primarily related to amortization expense and service and support costs incurred as a result of the deployment of Retailer iQ in the first quarter of 2014. The increases in headcount and related costs were primarily due to higher stock-based compensation expenses and to a lesser extent, higher salaries and related costs, partly driven by our IPO. For the year ended December 31, 2014, distribution and third-party service fees increased $13.1 million, costs associated with the deployment of Retailer iQ accounted for an additional $15.5 million, and headcount and related expenses increased $3.8 million, respectively, as compared to 2013.

Gross margin for the year ended December 31, 2014 decreased to 61% from 69% in the same period in 2013. This decrease was primarily due to the combined impact from increased costs from Retailer iQ and increased stock-based compensation expenses, partially offset by expense leverage from fixed costs and increases in media revenues.

Sales and Marketing

	Year Ended December 31,			2014 to 2015		2013 to 2014
(in thousands, except percentages)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Sales and marketing	$92,454	$78,865	$61,793	$13,589	17%	$17,072	28%
Percent of revenues	39%	36%	37%

2015 Compared to 2014

Sales and marketing expenses increased $13.6 million, or 17%, during 2015, as compared to 2014. The increase was primarily due to combined increases in promotional and advertising expenses, headcount related expenses and third-party consultation services. The increases in our promotional and advertising costs were required to support our business objectives and revenue base. The increase in headcount and related expenses were primarily related to increased expenses for stock-based compensation and to a lesser extent, higher salaries and expenses related to hiring additional employees to support our growth and business objectives, including deployments of Retailer iQ across our network. The increase in expenses related to third-party consultation services were a result of our efforts to improve the effectiveness of our distribution channels, including consumer awareness of our brand. For the year ended December 31, 2015, promotional and advertising costs increased $6.0 million, headcount and related expenses increased approximately $4.2 million which included increased stock-based compensation expenses of $1.2 million, and third-party consultation services increased $1.8 million, as compared to 2014.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to incur costs to support our growth and business objectives.

2014 Compared to 2013

Sales and marketing expenses increased $17.1 million, or 28%, during 2014, as compared to 2013. The increase was primarily due to headcount and related costs and promotional and advertising costs. The increases in our promotional and advertising costs were required to support our business objectives and the growth in revenues. The increases in our headcount related costs were primarily related to increases in stock-based compensation expenses and to a lesser extent, increased salaries and new hire costs required to support our growth and business objectives, including the initial roll-out of Retailer iQ. For the year ended December 31, 2014, headcount and related costs increased $8.7 million compared to 2013, and promotional and advertising costs increased $7.2 million, as compared to 2013.

Research and Development

	Year Ended December 31,			2014 to 2015		2013 to 2014
(in thousands, except percentages)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Research and development	$48,367	$49,583	$40,102	$(1,216)	(2)%	$9,481	24%
Percent of revenues	20%	22%	24%

2015 Compared to 2014

Research and development expenses decreased $1.2 million, or 2%, during 2015, as compared to 2014. The decrease was primarily related to decreases in costs for third party research and development consultation and support services and net effect from decreases in headcount related costs, partially offset by increases in costs for our research and development center in Bangalore, India. The decrease in third party research and development consultation and support services was primarily related to a decrease in our use of third party services facilitated by the investment we are making in our internal business technology infrastructure including the ongoing investment in our research and development center in Bangalore, India. The decrease in headcount related expenses was primarily as a result of the net effect from a decrease in stock-based compensation expense partially offset by higher salaries and related costs. For the year ended December 31, 2015, third-party research and development consultation and support services decreased $1.6 million and net headcount related costs decreased $0.5 million, including decreased stock-based compensation of $1.9 million, was partially offset by a $1.2 million increase in costs related to our research and development center in Bangalore, India, as compared to 2014.

During the year ended December 31, 2015, we capitalized internal use software development costs related to Retailer iQ of $1.5 million, as compared to $3.6 million during 2014.

We believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.  As a result, we expect our research and development costs to increase as we continue to invest in our business technology objectives.

2014 Compared to 2013

Research and development expenses increased $9.5 million, or 24%, during 2014 compared to 2013. The increase was primarily related to the increased headcount and related costs partially offset by a decrease in research and development support services costs. The increases in headcount related expenses were primarily driven by increased stock-based compensation expenses and to a lesser extent higher salaries. For the year ended December 31, 2014, headcount and related costs increased $12.4 million, including increased stock-based compensation of $10.5 million, were partially offset by a decrease in the costs of our research and development consultation and support services of approximately $2.9 million, as compared to 2013.

During the year ended December 31, 2014, we capitalized internal use software development costs related to Retailer iQ of $3.6 million, as compared to $6.8 million during 2013.

General and Administrative

	Year Ended December 31,			2014 to 2015		2013 to 2014
(in thousands, except percentages)	2015	2014	2013	$ Change	% Change	$ Change	% Change
General and administrative	$34,833	$33,392	$24,232	$1,441	4%	$9,160	38%
Percent of revenues	15%	15%	14%

2015 Compared to 2014

General and administrative expenses increased $1.4 million, or 4%, during 2015 as compared to 2014. The increase was primarily due to an increase in third party consultation services, an increase in bad debt provision and a net increase in headcount related costs. The increase in the bad debt provision relates to a reserve, based on historical experience, taken on our increase in accounts receivable balance. The increases in headcount related costs and consultation services were required to support our growth as well as to support our transition from a private to a public company. For the year ended December 31, 2015, third party consultation services increased $0.7 million, bad debt expense increased $0.5 million and net headcount cost increased $0.1 million, including decreased stock based compensation expense of $1.2 million, as compared to 2014.

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

2014 Compared to 2013

General and administrative expenses increased $9.2 million, or 38%, during 2014 as compared to 2013. The increase was primarily due to headcount and related costs primarily from higher stock-based compensation expenses and to a lesser extent from higher salaries and new hire costs. The increases in stock-based compensation expenses were primarily related to RSUs. The increases in salaries and new hire costs were required to support our growth as well as to support our activities as we transitioned from a private to a public company. For the year ended December 31, 2014, headcount and related costs increased $12.8 million, including increased stock-based compensation of $9.1 million, and increases in salaries of $2.2 million, as compared to 2013.

Change in Fair Value of Contingent Consideration

	Year Ended December 31,			2014 to 2015		2013 to 2014
(in thousands, except percentages)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Change in fair value of contingent consideration	$1,231	$(5,741)	$—	$6,972	(121)%	$(5,741)	(100)%
Percent of revenues	1%	(3)%	—%

2015 Compared to 2014

During the year ended December 31, 2015, the Company recorded a loss of $1.2 million primarily resulting from the change in fair value of the contingent consideration from the Eckim acquisition. The change in fair value of the contingent consideration was primarily driven by Eckim achieving certain post-acquisition contractual revenue and profit milestones, partially offset by a decrease in our stock price. The Company remeasured the Eckim liability based on the number of shares issuable as of December 31, 2015. See Note 3 (Fair Value Measurements) and Note 6 (Acquisition).

2014 Compared to 2013

During the year ended December 31, 2014, the Company recorded a gain of $5.7 million resulting from the change in fair value of the contingent consideration from the Eckim acquisition. The change in the fair value of the contingent consideration was primarily driven by the decrease in the likelihood of achieving certain revenue and profit milestones.

Interest Expense and Other Income (Expense), Net

	Year Ended December 31,			2014 to 2015		2013 to 2014
(in thousands, except percentages)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Interest expense	$(290)	$(922)	$(953)	$632	(69)%	$31	(3)%
Gain on sale of a right to use a web domain name	4,800	—	—	4,800	100%	—	—%
Other income (expense), net	(22)	(72)	19	50	(69)%	(91)	(479)%
	$4,488	$(994)	$(934)	$5,482	(552)%	$(60)	6%

2015 Compared to 2014

The decreases in interest expense for the year ended December 31, 2015, as compared to 2014, were primarily due to the net effect from lower interest expense associated with the early retirement of $15.0 million in borrowings in the third quarter of 2014 and the repayment of $7.5 million in borrowings in the third quarter of 2015. The gain on sale of a right to use a web domain name, during the year ended December 31, 2015, was the result of a $4.8 million gain realized from the sale of a right to use a web domain name through a competitive public auction process.

2014 Compared to 2013

The increase in interest expense and other income (expense), net for the year ended December 31, 2014 was primarily due to the net effect from lower interest expense in 2014 associated with the early retirement of $15.0 million in borrowings in the third quarter of 2014, offset by increased expenses from charitable contributions.

Provision for (benefit from) Income Taxes

	Year Ended December 31,			2014 to 2015		2013 to 2014
(in thousands, except percentages)	2015	2014	2013	$ Change	% Change	$ Change	% Change
Provision for (benefit from) income taxes	$(561)	$1,926	$—	$(2,487)	(129)%	$1,926	100%

2015 Compared to 2014

The benefit from income taxes of $0.6 million during 2015 was primarily attributable to a decrease in deferred tax liabilities that arose from a loss the Company recorded from a change in the fair value of contingent consideration related to the Eckim acquisition and net foreign tax benefit, partially offset by state income taxes.

2014 Compared to 2013

We recorded a provision for income taxes during 2014 as compared with no tax provision for or benefit from income taxes in 2013. Our provision for income taxes during 2014 primarily attributable to the recognition of deferred tax liabilities that arose from the gain the Company recorded from a change in fair value of contingent consideration related to the Eckim acquisition.

Liquidity and Capital Resources

As of December 31, 2015, our principal source of liquidity were cash and cash equivalents, marketable securities and short-term investments totaling $159.9 million, which were held for working capital purposes.

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

During the year ended December 31, 2015, we terminated our revolving line of credit facility with a commercial bank, and paid in full, all of $7.5 million outstanding under the facility. As of December 31, 2015, there were no amounts outstanding or available under the line of credit.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash flows provided by (used in) operating activities	$9,231	$11,458	$(14,158)
Cash flows used in investing activities	(50,812)	(23,032)	(14,485)
Cash flows provided by financing activities	(24,577)	173,662	9,222
Effects of exchange rates on cash	30	15	(2)
Increase (decrease) in cash and cash equivalents	$(66,128)	$162,103	$(19,423)

Operating Activities

Cash provided by (used in) operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash provided by (used in) operating activities has typically been due to our net losses and by changes in our operating assets and liabilities, particularly accounts receivable and accrued liabilities, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation, change in fair value of contingent consideration and gain on sale of a right to use a web domain name.

During 2015, cash provided by operating activities was approximately $9.2 million, reflecting our net loss of $26.7 million, offset by net non-cash expenses of $45.7 million, which included depreciation and amortization, stock-based compensation, amortization of debt issuance costs, and change in the fair value of the contingent consideration, offset by a gain on sale of a right to use a web domain name which is a reclassification of cash flows to investing activities, deferred income taxes, recoveries of allowances for doubtful accounts and loss on disposal of property and equipment. The non-cash expenses increased primarily due to capital expenditures and headcount growth, primarily related to continued investment in our business. The remaining use of cash was from the net change in working capital items, most notably an increase in accounts receivable of $12.8 million due to an increase in billing for media campaigns as well as timing of payments and an increase in prepaid expenses and other assets of $1.2 million related to the timing of payments, offset by an increase in accounts payable and other current liabilities of $3.0 million and increase in deferred revenues of $1.2 million and accrued compensation and benefits of $0.1 million.

During 2014, cash provided by operating activities amounted to $11.5 million, reflecting our net loss of $23.4 million, offset by net non-cash expenses of $46.8 million, which included depreciation, amortization, stock-based compensation, deferred income taxes, allowance for doubtful accounts, accretion of debt discount, amortization of debt issuance costs and loss on disposal of property and equipment, partially offset by the change in the fair value of the contingent consideration from the Eckim acquisition. The non-cash expenses increased primarily due to capital expenditures and headcount growth, primarily related to continued investment in our business. The remaining use of cash was from the net change in working capital items, most notably an increase in accounts receivable of $8.9 million due to an increase in billings for media campaigns as well as timing of payments, an increase in prepaid expenses and other current assets of $4.1 million primarily as a result of our prepayment of distribution fees, partially offset by increases in accounts payable and other current liabilities and accrued compensation and benefits of $2.3 million related to the timing of payments.

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

Investing Activities

During 2015, net cash used in investing activities was $50.8 million, reflecting a $25.0 million purchase of a certificate of deposit investment, $16.8 million acquisition of Shopmium, $13.2 million in purchases of property and equipment, offset by proceeds of $4.8 million from the sale of a right to use a web domain name. Purchases of property and equipment includes technology hardware and software, and leasehold improvements to support our growth as well as capitalized development and enhancement costs related to Retailer iQ. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of Retailer iQ. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future. In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

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

During 2015, $24.6 million of net cash used in financing activities reflects $22.7 million in repurchases of our common stock and $7.5 million used to terminate and pay off the total debt outstanding on our line of credit, partially offset by $5.7 million of proceeds received from exercises of stock options.

During 2014, cash provided by financing activities consisted primarily of $176.5 million in proceeds from our IPO net of payments of offering costs of $3.2 million, proceeds from issuance of common stock of $10.6 million and exercise of a warrant of $1.6 million, partially offset by our repayment of debt obligations from a related party of $15.0 million.

During 2013, cash provided by financing activities amounted to $9.2 million, consisting primarily of $4.2 million in proceeds from the exercise of stock options and warrants, and $7.5 million in net borrowings under our revolving line of credit, partially offset by $2.2 million in cash used for deferred offering costs.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

Contractual Obligations

The following table summarizes our future minimum payments under contractual commitments as of December 31, 2015 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Capital leases	$93	$52	$40	$1	$—
Operating leases (1)	9,778	3,717	3,249	2,812	—
Purchase Obligations (2)	10,820	2,600	2,100	700	5,420
Total	$20,691	$6,369	$5,389	$3,513	$5,420

(1)

We lease various office facilities, including our corporate headquarters in Mountain View, California and various sales offices, under operating lease agreements that expire through December 2020. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

(2)

We have an unconditional purchase commitment for the years 2016 to 2034 in the amount of $7.2 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which we use for sales and marketing purposes.

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

Coupons.   We generate revenues, as consumers select, activate, or redeem a coupon through our platform by either printing it for physical redemption at a retailer or saving it to a retailer loyalty account for automatic digital redemption. In the case of the setup fees, we recognize revenues proportionally, on a per activation basis, using the number of authorized activations per insertion order, commencing on the date of the first coupon activation. For coupons, the pricing is generally determined on a per unit activation basis. Setup fees charged to customers represent charges for the creation of digital coupons and related activation, tracking and security features. Upfront insertion orders generally include a limit on the number of activations, or times consumers may select a coupon.

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

Digital Media.    Our media services enable CPGs and retailers to distribute digital media and advertising to promote their brands and products on our websites, and mobile apps, and through those of our affiliate publishers and non-publisher third parties. We charge a fee for these media campaigns, the pricing of which is based on the advertisement size and position. Related fees are generally billed monthly, based on per campaign, per impressions or a per click basis.

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

The fair value of each stock option award is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of RSUs equals the market value of our common stock on the date of grant. Our option-pricing model requires the input of highly subjective assumptions, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock.

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

We have placed a valuation allowance on the U.S. deferred tax assets and certain non-U.S. deferred tax assets, because realization of these tax benefits through future taxable income does not meet the more-likely-than-not threshold.

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

Recently Issued and Adopted Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09—Revenue from Contracts with Customers (Topic 606), and in August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date of ASU 2014-09 amended the existing accounting standards to achieve consistent application of revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the standard requires reporting companies to also disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to delay the effective date of this amendment by one year, accordingly, the Company is required to adopt the amendments in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but not before the original effective date of the amendment, which is the first quarter of 2017. The Company is currently evaluating its impact on the consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, accordingly, the Company is required to adopt the amendment in the first quarter of 2016. The Company does not expect a material impact on our consolidated financial statements when adopting this amendment.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02—Leases (Topic 842). The guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The standard is effective for public business entities for annual periods beginning after 15 December 2018, and interim periods within those years, which would be the first quarter of 2018 for Quotient Technology. Early adoption is permitted for all entities. The Company is currently evaluating its impact on the consolidated financial statements.

Accounting Pronouncements Adopted

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of current and noncurrent deferred tax liabilities and assets. Under this update, the deferred tax liabilities and assets are classified as noncurrent on the balance sheet. The update does not impact the current requirement that deferred tax liabilities and assets be offset and presented as a single amount. This update is effective for the Company in the first quarter of 2018 and may be applied either prospectively or retrospectively.  Early adoption is permitted for unissued financial statements at the date of issuance, and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted ASU 2015-17 during our fourth quarter of 2015 on a prospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent on our December 31, 2015 consolidated balance sheet. Prior period balances were not retrospectively adjusted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange risks and inflation. We do not hold or issue financial instruments for trading purposes.

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash and money market funds. Our borrowings under capital lease obligations are generally at fixed interest rates.

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

Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Quotient Technology Inc.

We have audited the accompanying consolidated balance sheets of Quotient Technology Inc. (formerly Coupons.com Incorporated) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quotient Technology Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California

March 11, 2016

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$134,947	$201,075
Short-term investments	25,000	—
Accounts receivable, net of allowance for doubtful accounts of $833 and $408 at December 31, 2015 and 2014, respectively	63,239	51,061
Deferred tax assets	—	457
Prepaid expenses and other current assets	5,297	3,712
Total current assets	228,483	256,305
Property and equipment, net	25,128	25,399
Intangible assets, net	14,880	11,818
Goodwill	43,895	29,277
Other assets	8,685	9,008
Total assets	$321,071	$331,807
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,187	$6,358
Accrued compensation and benefits	15,237	14,861
Other current liabilities	20,170	16,530
Deferred revenues	7,342	6,219
Debt obligations	—	7,500
Total current liabilities	50,936	51,468
Other non-current liabilities	5	89
Deferred rent	701	738
Contingent consideration related to acquisitions	1,407	—
Deferred tax liabilities	2,532	2,624
Total liabilities	55,581	54,919
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized, 89,935,381 shares issued and 81,995,286 outstanding at December 31, 2015; 250,000,000 shares authorized, 86,224,920 shares issued and 81,380,014 outstanding at December 31, 2014	1	1
Additional paid-in capital	570,588	531,018
Treasury stock, at cost	(85,427)	(61,935)
Accumulated other comprehensive loss	(747)	(1)
Accumulated deficit	(218,925)	(192,195)
Total stockholders’ equity	265,490	276,888
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$321,071	$331,807

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$237,309	$221,761	$167,892
Costs and expenses:
Cost of revenues	92,203	86,186	52,080
Sales and marketing	92,454	78,865	61,793
Research and development	48,367	49,583	40,102
General and administrative	34,833	33,392	24,232
Change in fair value of contingent consideration	1,231	(5,741)	—
Total costs and expenses	269,088	242,285	178,207
Loss from operations	(31,779)	(20,524)	(10,315)
Interest expense	(290)	(922)	(953)
Gain on sale of a right to use a web domain name	4,800	—	—
Other income (expense), net	(22)	(72)	19
Loss before income taxes	(27,291)	(21,518)	(11,249)
Provision for (benefit from) income taxes	(561)	1,926	—
Net loss	$(26,730)	$(23,444)	$(11,249)

Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.35)	$(0.57)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	82,807	67,828	19,626

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(26,730)	$(23,444)	$(11,249)
Other comprehensive loss:
Foreign currency translation adjustments	(746)	(38)	(3)
Comprehensive loss	$(27,476)	$(23,482)	$(11,252)

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

								Accumulated		Total
	Redeemable Convertible				Additional			Other		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2012	41,529,721	$270,262	18,463,526	$—	$19,015	4,844,906	$(61,935)	$40	$(157,502)	$(200,382)
Exercise of employee stock options	—	—	2,328,229	—	3,661	—	—	—	—	3,661
Vesting of early exercised stock options	—	—	—	—	48	—	—	—	—	48
Stock-based compensation	—	—	—	—	5,181	—	—	—	—	5,181
Exercise of warrant	—	—	297,545	—	498	—	—	—	—	498
Other comprehensive loss	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	(11,249)	(11,249)
Balance as of December 31, 2013	41,529,721	$270,262	21,089,300	$—	$28,403	4,844,906	$(61,935)	$37	$(168,751)	$(202,246)
Exercise of employee stock options	—	—	3,149,166	—	8,244	—	—	—	—	8,244
Vesting of restricted stock units	—	—	1,913,724	—	—	—	—	—	—	-
Issuance of common stock, stock purchase plan	—	—	172,277	—	2,343	—	—	—	—	2,343
Exercise of warrant	—	—	400,000	—	1,610	—	—	—	—	1,610
Issuance of common stock, acquisition	—	—	1,000,040	—	10,050	—	—	—	—	10,050
Issuance of common stock from initial public offering, net of offering costs	—	—	12,075,000	—	174,305	—	—	—	—	174,305
Conversion of preferred stock to common stock	(41,529,721)	(270,262)	41,580,507	1	270,261	—	—	—	—	270,262
Stock-based compensation	—	—	—	—	35,802	—	—	—	—	35,802
Other comprehensive loss	—	—	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	—	—	(23,444)	(23,444)
Balance as of December 31, 2014	—	$—	81,380,014	$1	$531,018	4,844,906	$(61,935)	$(1)	$(192,195)	$276,888
Exercise of employee stock options	—	—	1,232,184	—	4,081	—	—	—	—	4,081
Vesting of restricted stock units	—	—	2,006,143	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	—	—	193,495	—	1,599	—	—	—	—	1,599
Issuance of common stock, acquisition	—	—	278,639	—	1,544	—	—	—	—	1,544
Stock-based compensation	—	—	—	—	32,346	—	—	—	—	32,346
Repurchases of common stock	—	—	(3,095,189)	—	—	3,095,189	(23,492)	—	—	(23,492)
Other comprehensive loss	—	—	—	—	—	—	—	(746)	—	(746)
Net loss	—	—	—	—	—	—	—	—	(26,730)	(26,730)
Balance as of December 31, 2015	—	$—	81,995,286	$1	$570,588	7,940,095	$(85,427)	$(747)	$(218,925)	$265,490

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(26,730)	$(23,444)	$(11,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,500	14,737	6,859
Stock-based compensation	32,346	35,510	5,181
Accretion of debt discount	—	173	228
Amortization of debt issuance cost	134	77	19
Gain on sale of a right to use a web domain name	(4,800)	—	—
Loss on disposal of property and equipment	146	9	1
Allowance for doubtful accounts	680	136	155
Deferred income taxes	(561)	1,923	—
Change in fair value of contingent consideration	1,231	(5,741)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,792)	(8,863)	(13,129)
Prepaid expenses and other current assets	(1,231)	(4,086)	(3,780)
Accounts payable and other current liabilities	2,967	1,155	(790)
Accrued compensation and benefits	146	1,104	2,402
Deferred revenues	1,189	(490)	(680)
Other liabilities	6	(742)	625
Net cash provided by (used in) operating activities	9,231	11,458	(14,158)

Cash flows from investing activities:
Purchases of property and equipment	(13,170)	(9,580)	(14,474)
Purchases of intangible assets	(636)	(111)	(11)
Proceeds from sale of a right to use a web domain name	4,800	—	—
Acquisitions, net of cash acquired	(16,806)	(13,341)	—
Purchases of short-term investments	(25,000)	—	—
Net cash used in investing activities	(50,812)	(23,032)	(14,485)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,680	10,585	3,661
Proceeds from initial public offering, net of offering costs	—	176,525	—
Exercise of warrant	—	1,610	498
Net (repayment) borrowings under revolving line of credit	(7,500)	—	7,500
Payment of deferred offering costs	—	—	(2,220)
Repurchases of common stock	(22,695)	—	—
Repayment of debt obligations, related party	—	(15,000)	—
Principal payments on capital lease obligations	(62)	(58)	(40)
Other	—	—	(177)
Net cash provided by (used in) financing activities	(24,577)	173,662	9,222
Effect of exchange rates on cash and cash equivalents	30	15	(2)
Net increase (decrease) in cash and cash equivalents	(66,128)	162,103	(19,423)
Cash and cash equivalents at beginning of period	201,075	38,972	58,395
Cash and cash equivalents at end of period	$134,947	$201,075	$38,972

Supplemental disclosures of cash flow information
Cash paid for interest	$196	$1,448	$56
Supplemental disclosures of noncash investing and financing activities
Vesting of early exercised stock options	—	—	48
Repurchase of common stock not settled	797	—	—
Issuance of common stock, acquisition	1,544	10,050	—
Property and equipment acquired under capital leases	—	97	91
Property and equipment in accounts payable and accrued liabilities	$1,365	$1,657	$3,298

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

Notes to Consolidated Financial Statements

1. Background

Description of Business

Quotient Technology Inc., formerly known as Coupons.com Incorporated, is a provider of digital promotions and media solutions driven by consumer-shopping data. The Company connects consumer packaged goods (CPG) brands and retailers with shoppers by delivering digital promotions and media to shoppers through mobile, web and social channels. Leading brands, as well as leading retailers in the grocery, drug, dollar, club and mass merchandise channels, use its platform to engage shoppers at the critical moments when they are choosing what products to buy and where to shop. The Company’s new corporate name, which became effective October 20, 2015, is designed to better reflect the breadth and sophistication of its business offerings, along with its deepening relationships with Fortune 500 CPGs and retailers.

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

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company’s short-term investments consists of certificates of deposits with original maturities of greater than three months and remaining maturities less than one year as of the balance sheet date.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company generally does not require collateral and performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. The allowance is determined based upon specific account identification and historical experience of uncollectable accounts. The expectation of collectability is based on the Company’s review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. When the Company determines that the amounts are uncollectible, the Company writes them off against the allowance for doubtful accounts.

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

Goodwill and Intangible Assets, net

Intangible assets with a finite life are amortized over their estimated useful lives. Goodwill is tested for impairment at least annually, and more frequently upon the occurrence of certain events. The Company completes its annual impairment test during the fourth quarter of each year. There was no impairment of goodwill for the years ended December 31, 2015, 2014 and 2013.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, an impairment loss would be recognized when the carrying amount of the asset exceeds the fair value of the asset. The Company has not recognized any impairment of long-lived assets for the years ended December 31, 2015, 2014 and 2013.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued compensation and benefits, and other current liabilities, approximate fair value due to their short-term nature. Debt obligations are stated at the carrying value as the stated interest rates approximate market rates available to the Company. The Company records money market funds, short-term investments and contingent consideration at fair value. See Note 3 (Fair Value Measurements).

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

Coupons.  The Company generates revenues, as consumers select, activate, or redeem a coupon through our platform by either printing it for physical redemption at a retailer or saving it to a retailer loyalty account for automatic digital redemption. In the case of the setup fees, it recognizes revenues proportionally, on a per activation basis, using the number of authorized activations per insertion order, commencing on the date of the first coupon activation. For coupons, the pricing is generally determined on a per unit activation basis. Setup fees charged to customers represent charges for the creation of digital coupons and related activation, tracking and security features. Upfront insertion orders generally include a limit on the number of activations, or times consumers may select a coupon.

Coupon Codes.    The Company generally generates revenues when a consumer makes a purchase using a coupon code from its platform and completion of the order is reported to the Company. In the same period that the Company recognize revenues for the delivery of coupon codes, it also estimates and record a reserve, based upon historical experience, to provide for end-user cancelations or product returns which may not be reported until a subsequent date.

Digital Media - The Company’s media services enable CPGs and retailers to deliver digital media and advertising to promote their brands and products on the Company’s websites and mobile apps, and through the Company’s affiliate publishers and non-publisher third parties. The Company charges a fee for these media campaigns, the pricing of which is based on the advertisement size and position. Related fees are generally billed monthly, based on a per-campaign, per-impression or per-click basis.

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

Deferred Revenues

Deferred revenues consist of coupon setup fees and activation fees that are expected to be recognized upon coupon activations, which generally occurs within the next twelve months.

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

The fair value of RSUs equals the market value of the Company’s common stock on the date of grant. RSUs granted prior to the Company’s IPO have a contractual term of seven years and vest upon the satisfaction of both a service condition and a liquidity-event condition. The service condition is satisfied as to 25% of the RSUs on each of the first four anniversaries of the vesting commencement date. The liquidity-event condition is satisfied upon the earlier of (i) six months after the effective date of the IPO or (ii) March 15 of the calendar year following the year in which the IPO was declared effective; and (iii) the time immediately prior to the consummation of a change in control. The vesting condition that was satisfied six months following the Company’s IPO did not affect the expense attribution period for the RSUs for which the service condition has been met as of the date of the Company’s IPO. This six-month period was not a substantive service condition and, accordingly, beginning on the effectiveness of the Company’s IPO in March 2014, the Company recognized a cumulative stock-based compensation expense for the portion of the RSUs that had met the service condition as of the date of the Company’s IPO. The Company recognized stock-based compensation expense associated with RSUs of $27.7 million and $29.5 million during the years ended December 31, 2015 and 2014, respectively.

RSUs granted on or after the Company’s IPO have similar terms as the RSUs granted prior to the Company’s IPO, but are not subject to a liquidity-event condition in order to vest, and the compensation expense is recognized on a straight-line basis over the applicable service period.

Advertising Expense

Advertising costs are expensed when incurred and are included in sales and marketing expense on the accompanying consolidated statements of operations. The Company incurred $1.4 million, $0.8 million and $1.9 million of advertising costs during the years ended December 31, 2015, 2014 and 2013, respectively. Advertising costs consist primarily of online marketing costs, such as sponsored search, advertising on social networking sites, e-mail marketing campaigns, loyalty programs, and affiliate programs.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of current and noncurrent deferred tax liabilities and assets to non-current deferred tax liabilities and assets on the balance sheet. The update does not impact the current requirement that deferred tax liabilities and assets be offset and presented as a single amount. The FASB Standard is effective for the Company in the first quarter of 2018 and early adoption is permitted for unissued financial statements at the date of issuance. The Company may choose to apply the standard either retrospectively or prospectively to all deferred tax assets and liabilities. We have chosen to early adopt this standard during our fourth quarter of 2015 on a prospective basis. Accordingly, the Company has reclassified the current deferred taxes to noncurrent on our December 31, 2015 consolidated balance sheet. Prior period balances were not retrospectively adjusted.

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

Foreign Currency

Foreign currency denominated assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. Dollars using the exchange rates in effect at the balance sheet dates, and income and expenses are translated using average exchange rates during the period. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity.

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

Net Loss per Share Attributable to Common Stockholders

The Company computes its basic and diluted net loss per share attributable to common stockholders using the two-class method required for companies with participating securities. The Company’s basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less the weighted average unvested common stock subject to repurchase. The diluted net income per share attributable to common stockholders is computed by giving effect to all potentially dilutive common shares equivalents outstanding during the period. The effects of options to purchase common stock, redeemable convertible preferred stock (outstanding prior to the Company’s IPO in March 2014), RSUs, and common stock warrants are excluded from the computation of diluted net loss per share attributable to common stockholders because their effect is antidilutive.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. For cash, cash equivalents and short-term investments, the Company is exposed to credit risk in the event of default by the financial institutions to the extent of the amounts recorded on the accompanying consolidated balance sheets. Credit risk with respect to accounts receivable is dispersed due to the large number of customers. The Company does not require collateral for accounts receivable.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09—Revenue from Contracts with Customers (Topic 606), and in August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date of ASU 2014-09 amended the existing accounting standards to achieve consistent application of revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the standard requires reporting companies to also disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to delay the effective date of this amendment by one year, accordingly, the Company is required to adopt the amendments in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but not before the original effective date of the amendment, which is the first quarter of 2017. The Company is currently evaluating its impact on the consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, accordingly, the Company is required to adopt the amendment in the first quarter of 2016. The Company does not expect a material impact on our consolidated financial statements when adopting this amendment.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02—Leases (Topic 842). The guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The standard is effective for public business entities for annual periods beginning after 15 December 2018, and interim periods within those years, which would be the first quarter of 2018 for Quotient Technology. Early adoption is permitted for all entities. The Company is currently evaluating its impact on the consolidated financial statements.

Accounting Pronouncements Adopted

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of current and noncurrent deferred tax liabilities and assets. Under this update, the deferred tax liabilities and assets are classified as noncurrent on the balance sheet. The update does not impact the current requirement that deferred tax liabilities and assets be offset and presented as a single amount. This update is effective for the Company in the first quarter of 2018 and may be applied either prospectively or retrospectively.  Early adoption is permitted for unissued financial statements at the date of issuance, and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted ASU 2015-17 during our fourth quarter of 2015 on a prospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent on our December 31, 2015 consolidated balance sheet. Prior period balances were not retrospectively adjusted.

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

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for similar assets or liabilities in active or inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$19,948	$—	$—	$19,948
Certificate of deposits (2)	—	25,000	—	25,000
Total	$19,948	$25,000	$—	$44,948
Liabilities:
Contingent consideration related to Eckim acquisition (3)	$2,291	$—	$—	$2,291
Contingent consideration related to Shopmium acquisition	—	—	1,407	1,407
Total	$2,291	$—	$1,407	$3,698

(1) Included in cash and cash equivalents
(2) Included in short-term investments
(3) Included in other current liabilities

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$14,928	$—	$—	$14,928
Total	$14,928	$—	$—	$14,928
Liabilities:
Contingent consideration (2)	$—	$—	$1,048	$1,048
Total	$—	$—	$1,048	$1,048

(1) Included in cash and cash equivalents
(2) Included in other current liabilities

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets. The valuation technique used to measure the fair value of certificate of deposits included using quoted prices in active markets for similar assets.

The fair value of contingent consideration related to Eckim is the result of the earnout period ending for measuring shares issuable based on Eckim achieving certain revenue and profit milestones as of December 31, 2015. The liability was valued based on 335,891 shares of the Company’s common stock valued at the closing stock price per share of $6.82 on December 31, 2015.

The fair value of contingent consideration related to Shopmium was estimated using a Monte Carlo simulation and was based on significant inputs not observable in the market, thus classified as a Level 3 instrument. The inputs include the Company’s stock price, maximum earn-out shares, historical and projected financial results of Shopmium, historical volatility of the Company's stock price and risk-free interest rate. See Note 6 (Acquisitions).

The following table represents the change in the contingent consideration (in thousands):

	Eckim	Shopmium
	Level 3	Level 3
Balance as of December 31, 2014	$1,048	$—
Acquisition date fair value measurement	—	1,462
Change in fair value	1,243	—
Foreign currency translation	—	(55)
Transfers out of Level 3	(2,291)	—
Balance as of December 31, 2015	$—	$1,407

For the year ended December 31, 2015, the Company recorded a loss of $1.2 million due to the change in fair value of the contingent consideration related to Eckim. The change in fair value of the contingent consideration during the period was primarily driven by Eckim achieving certain revenue and profit milestones, partially offset by the decline in the Company’s common stock price per share. Gains and losses as a result of the changes in the fair value of the contingent consideration are included as a component of operations in the accompanying consolidated statements of operations.

As the contingent consideration relates to Eckim, the liability’s fair value was remeasured with Level 1 inputs by taking the actual number of shares issuable, calculated based on actual revenues and profit achievement, by the Company’s common stock price as of December 31, 2015. Accordingly, the liability was transferred out of Level 3 to Level 1 input category of fair value measurements.

4. Allowance for Doubtful Accounts

The summary of activities in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$408	$332	$270
Bad debt expense	680	136	155
Recoveries (write-offs), net	(255)	(60)	(93)
Balance at end of period	$833	$408	$332

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Software	$33,139	$30,791
Computer equipment	21,186	17,325
Leasehold improvements	4,721	2,393
Furniture and fixtures	1,670	1,645
Total	60,716	52,154
Accumulated depreciation and amortization	(39,124)	(28,783)
Projects in process	3,536	2,028
Property and equipment, net	$25,128	$25,399

Depreciation and amortization expense of property and equipment was $13.1 million $12.8 million and $5.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Total depreciation and amortization expense includes computer and other equipment acquired under capital leases of $34,000, $80,000 and $65,000 for the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company disposed of equipment with an original cost of $2.9 million, $1.5 million and $0.1 million, resulting in a loss on disposal of $146,000, $9,000 and $1,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

In 2012, the Company commenced the development of Retailer iQ. During the years ended December 31, 2015, 2014 and 2013, the Company capitalized $1.5 million, $3.6 million, and $6.9 million, respectively, of development costs related to the new platform. The Company recognized $9.4 million and $7.7 million of amortization expense in cost of revenues during the year ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2013, there was no amortization expense, as the new software platform was still under development. The unamortized capitalized development and enhancement costs related to the new platform were $11.1 million and $19.0 million as of December 31, 2015 and 2014, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	December 31,
	2015	2014
Bonus	$6,858	$6,909
Commissions	3,645	3,458
Vacation	2,118	2,427
Payroll and related expenses	2,616	2,067
Accrued compensation and benefits	$15,237	$14,861

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Distribution fees	$8,349	$5,805
Marketing expenses	3,336	3,415
Legal and professional fees	745	1,699
Contingent consideration related to acquisition	2,291	1,048
Accrued property and equipment	929	687
Deferred rent	346	536
Other	4,174	3,340
Other current liabilities	$20,170	$16,530

6. Acquisitions

On October 30, 2015, the Company acquired all the outstanding shares of Shopmium S.A. (“Shopmium”), a company based in France, and creator of a mobile app for receipt-scanning and cash-back. The total acquisition consideration of $19.5 million consisted of $16.5 million in cash, 278,639 shares of the Company’s common stock with a fair value of $1.5 million or $5.54 per share, and contingent consideration of up to $4.8 million payable in cash with a fair value of $1.5 million. The contingent consideration payout is based on Shopmium achieving certain revenue and profit milestones for the years ended December 31, 2016 and 2017. At the date of acquisition, the contingent consideration’s fair value of $1.5 million was determined using a Monte Carlo simulation. The contingent consideration is payable on or before March 31, 2018.

The Company completed the following business combinations during the year ended December 31, 2014:

•

On October 10, 2014, the Company entered into an asset purchase agreement with Padopolis, Inc. (“Padopolis”), a digital catalog publishing company. Total purchase price for Padopolis was $1.7 million in cash.

•

On August 4, 2014, the Company entered into an asset purchase agreement with Eckim, a company specializing in search engine performance marketing. The total acquisition consideration of $19.3 million consisted of $12.5 million in cash and up to $6.8 million in contingent consideration. The contingent consideration consists of shares of the Company’s common stock. The contingently issuable shares are contingent on Eckim achieving certain revenue and profit milestones by December 31, 2015. The contingent consideration shares are issuable on or before April 30, 2016 and are also subject to earlier issuance under certain event. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation.

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

The acquisitions provide the Company with customer and vendor relationships, developed technologies, domain names, patents, registered users, trade names and backlog. The fair values of identifiable intangible assets were determined using discounted cash flow models. The excess of the consideration paid over the fair value of the net tangible assets and identifiable intangible assets acquired is recorded as goodwill. The goodwill is attributable to expected synergies from combined operations and the acquired companies’ knowhow.

Assets acquired and liabilities assumed were recorded at their fair values as of the respective acquisition dates. The following table summarizes the consideration paid for each acquisition and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Acquisition Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes		Acquisition Related Expenses (2)
Shopmium	$19,461	$(1,383)	$5,803	$15,041	Not Deductible		$333
Padopolis	1,700	—	896	804	Deductible		166
Eckim	19,289	—	8,636	10,653	Deductible	(1)	288
Yub	10,050	(241)	2,320	7,971	Not Deductible		376
	$50,500	$(1,624)	$17,655	$34,469			$1,163

(1) Subject to final settlement of the contingent consideration
(2) Expensed as general and administrative

The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions: (in thousands):

	Shopmium	Padopolis	Eckim	Yub	Total	Estimated Useful Life (in Years)
Developed technologies	$3,343	$596	$2,233	$692	$6,864	5
Customer relationships	1,696	184	4,752	176	6,808	5
Vendor relationships	-	—	—	890	890	4
Domain names	344	116	1,651	487	2,598	5
Registered users	420	—	—	—	420	4
Patents	—	—	—	75	75	5
Total identifiable intangible assets	$5,803	$896	$8,636	$2,320	$17,655

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

7. Goodwill and Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The changes in the carrying value of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2013	$9,887
Acquisitions	19,428
Foreign currency translation	(38)
Balance as of December 31, 2014	29,277
Acquisition	15,041
Foreign currency translation	(423)
Balance as of December 31, 2015	$43,895

Intangible assets consist of the following (in thousands):

	December 31, 2015 Gross	Accumulated Amortization	Foreign Currency Translation	December 31, 2015 Net	Weighted Average Amortization Period (Years)
Customer relationships	$8,860	$(3,345)	$(36)	$5,479	4
Developed technologies	7,460	(1,709)	(89)	5,662	4
Domain names	5,948	(3,419)	(9)	2,520	3
Patents	1,050	(686)	—	364	6
Vendor relationships	890	(445)	—	445	2
Registered users	420	(18)	(11)	391	3
Trade names	167	(149)	1	19	1
	$24,795	$(9,771)	$(144)	$14,880	4

As of December 31, 2015, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

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

Amortization expense related to intangible assets subject to amortization was $3.4 million, $2.0 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization expense related to intangible assets is as follows (in thousands):

Total
2016	$4,033
2017	3,725
2018	3,447
2019	2,344
2020 and beyond	978
Total estimated amortization expense	$14,527

8. Debt Obligations

2013 Credit and Security Agreement

In September 2013, the Company entered into an agreement with a commercial bank to establish an accounts receivable based revolving line of credit. The maximum amount available for borrowing under the revolving credit facility is the lesser of $25.0 million (which can be increased to $30.0 million if certain conditions are met) or an amount equal to 85% of certain eligible accounts, which excludes accounts that are over 60 days outstanding from the original due date. The revolving line of credit has a maturity date of September 30, 2016 and may be repaid and redrawn at any time prior to the maturity date. Interest is charged at a floating interest rate based on the daily three month LIBOR, plus an applicable margin. In May 2014, the Company entered into an amendment, which revised the applicable margin from 2.75% to 2.00% per annum and the financial reporting intervals from monthly to quarterly reporting. As of December 31, 2014, $7.5 million was outstanding under the revolving line of credit. During the year ended December 31, 2015, the Company terminated the line of credit and paid off the balance in full. As of December 31, 2015, there were no amounts outstanding or available under the line of credit.

2012 Note Payable, Related Party

In October 2012, the Company borrowed $15.0 million from one of its stockholders by entering into a subordinated note arrangement. The note was subordinated to other senior debt. The note had a stated interest rate of 4.00% per annum, and the principal and accrued interest were due in a lump-sum payment on October 5, 2014. Accrued interest related to the related party debt obligation was included in debt obligations, related party on the accompanying consolidated balance sheets. The note was fully repaid in August 2014.

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

Stock Options

The fair value of each option was estimated on the date of grant for the periods presented using the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected life (in years)	5.50 to 6.08	6.08	6.08
Risk-free interest rate	1.67% to 1.89%	2.33%	1.09% to 1.69%
Volatility	55% to 60%	55%	51% to 53%
Dividend yield	—	—	—

The weighted-average grant-date fair value of options granted was $5.50, $8.60 and $3.05 per share during the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSUs award activity under the Plans is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2012	6,641,274	12,373,646	$3.20	6.81	$16,550	2,505,489	$5.59
Options granted	(3,709,567)	3,709,567	12.14
Options exercised	—	(2,328,229)	4.57		9,626
Options canceled or expired	1,119,277	(1,119,277)	6.03
RSUs granted	(2,530,542)					2,530,542	5.54
RSUs canceled or expired	514,840					(514,840)	5.33
Balance as of December 31, 2013	2,035,282	12,635,707	5.87	7.02	68,944	4,521,191	5.59
Increase in shares authorized	4,000,000	—
Options granted	(46,875)	46,875	16.00
Options exercised	—	(3,149,166)	2.62		33,704
Options canceled or expired	38,653	(38,653)	6.20
RSUs granted	(4,796,559)					4,796,559	16.49
RSUs released	—					(1,913,724)	5.66
RSUs canceled or expired	594,611					(594,611)	10.12
Balance as of December 31, 2014	1,825,112	9,494,763	7.00	6.57	107,913	6,809,415	12.66
Increase in shares authorized	3,255,200
Options granted	(328,680)	328,680	10.05
Options exercised	—	(1,232,184)	3.31		10,246
Options canceled or expired	121,593	(121,593)	9.35
RSUs granted	(3,673,053)					3,673,053	12.43
RSUs released	—					(2,006,893)	11.64
RSUs canceled or expired	1,689,129					(1,689,129)	12.80
Balance as of December 31, 2015	2,889,301	8,469,666	$7.62	5.91	$19,231	6,786,446	$13.14
Vested and expected to vest as of December 31, 2015		8,121,852	$7.38	5.82	$19,103
Vested and exercisable as of December 31, 2015		6,650,703	$6.10	5.32	$18,656

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $3.8 million, $5.7 million and $5.1 million, respectively.

Additional information for options outstanding and exercisable as of December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual Term	Exercise	Number of	Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price
$ 0.14 - $ 0.28	1,479,099	$2.50	$0.21	1,479,099	$0.21
$ 0.37 - $ 0.46	15,100	3.67	0.38	15,100	0.38
$ 3.67 - $ 5.74	3,449,590	5.56	4.11	3,224,620	4.10
$ 8.64 - $16.26	2,725,877	7.66	11.01	1,515,216	10.98
$25.00	800,000	$7.87	$25.00	416,668	$25.00
	8,469,666			6,650,703
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

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Year Ended December 31,
	2015	2014
Expected life (in years)	0.50	0.49 to 0.62
Risk-free interest rate	0.08% to 0.33%	0.07% to 0.08%
Volatility	63% to 72%	55% to 70%
Dividend yield	—	—

As of December 2015, a total of 193,495 shares of common stock was issued under the ESPP. As of December 31, 2015, a total of 1,234,228 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs ,and ESPP included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$1,728	$3,086	$300
Sales and marketing	10,658	9,464	1,492
Research and development	9,680	11,536	1,015
General and administrative	10,280	11,424	2,374
Total stock-based compensation expense	$32,346	$35,510	$5,181

As of December 31, 2015, there was $56.0 million unrecognized stock-based compensation expense (net of estimated forfeitures), of which $5.4 million is related to stock options and ESPP and $50.6 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of December 31, 2015 will be amortized over a weighted-average period of 2.2 years. The total unrecognized stock-based compensation expense related to RSUs as of December 31, 2015 will be amortized over a weighted-average period of 2.8 years.

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

As the deemed liquidation preference was not solely within the control of the Company, the redeemable convertible preferred stock was presented outside of stockholders’ equity (deficit) on the accompanying consolidated statements of convertible preferred stock and stockholders’ equity (deficit).

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

Common Stock Subject to Repurchase

The Company’s equity plan allows certain employees to exercise options prior to vesting. The Company has the right to repurchase any issued but unvested common shares upon termination of service of an employee, at the original purchase price. The consideration received by the Company upon exercise of an unvested option is considered to be a deposit of the exercise price, and the related dollar amount is recorded as a liability. This liability is reclassified to stockholders’ equity (deficit) on a ratable basis as the award vests. The Company had no liability at December 31, 2015, 2014 and 2013 related to unvested exercised options.

Common Stock Repurchases

In February 2015, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock through February 2016, subject to certain limitations. Stock repurchases may be made from time-to-time in open market transactions or privately negotiated transactions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company may suspend, modify or terminate this repurchase program at any time without prior notice. During the year ended December 31, 2015, a total of 3,095,189 shares were repurchased at an aggregate cost of $23.5 million. During the year ended December 31, 2014, no shares of our common stock were repurchased.

12. Income Taxes

The components of the Company’s loss before provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$25,385	$20,753	$9,972
Foreign	1,906	765	1,277
Total	$27,291	$21,518	$11,249

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	2	3	—
Foreign	91	—	—
Total current income tax expense (benefit)	93	3	—
Deferred:
Federal	(317)	1,764	—
State	(23)	159	—
Foreign	(314)	—	—
Total deferred income tax expense (benefit)	(654)	1,923	—
Total	$(561)	$1,926	$—

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal tax	(34.00%)	(34.00%)	(34.00%)
State income tax, net of federal tax benefit	(0.08%)	0.54%	0.05%
Tax credits	(4.60%)	0.00%	0.00%
Valuation allowance, net	33.22%	36.09%	18.70%
Stock-based compensation	0.67%	3.10%	10.12%
Foreign income taxes at other than U.S. rates	1.56%	1.21%	3.86%
Other	1.17%	2.01%	1.27%
Effective tax rate	(2.06%)	8.95%	(0.00%)

The Company recorded a benefit from income taxes of $0.6 million for the year ended December 31, 2015 and a provision for income taxes of $1.9 million and $0 for the years ended December 31, 2014 and 2013, respectively. The benefit from income taxes for the year ended December 31, 2015 was primarily attributable to a decrease in deferred tax liabilities that arose from a gain the Company recorded from the change in the fair value of contingent consideration related the Eckim acquisition and net foreign tax benefit, partially offset by state income taxes. The provision for income taxes for the year ended December 31, 2014 was primarily attributable to the recognition of deferred tax liabilities that arose from the gain the Company recorded from a change in the fair value of contingent consideration related to the Eckim acquisition. There was no provision or benefit recorded for the year ended December 31, 2013 due to the valuation allowance recorded against substantially all of our deferred tax assets.

Undistributed earnings of $0.5 million of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practical.

As a result of meeting certain employment and capital investment actions under Section 10AA of the India Income Tax Act, the Company’s India subsidiary qualifies for an income tax holiday, for tax years 2014 through 2019. A portion of these tax incentives will expire at the beginning of 2020.

The Company recognizes a benefit from stock-based compensation as additional paid-in capital if an incremental tax benefit is realized by following the with-and-without approach. In addition, the indirect effects of stock-based compensation deductions are not considered in the income tax provision for purposes of measuring the excess tax benefit at settlement of awards.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Credits and net operating loss carryforward	$73,012	$57,524
Accrued compensation	3,197	3,441
Deferred revenues	114	113
Stock based compensation	10,317	9,420
Property and equipment	(1,588)	906
Other deferred tax assets	1,419	1,605
Total deferred tax assets	86,471	73,009
Valuation allowance	(85,835)	(67,450)

Deferred tax liabilities:
Basis difference on purchased intangible assets	1,526	5,603
Other deferred tax liabilities	1,642	2,123
Total deferred tax liabilities	3,168	7,726
Net deferred tax assets (liabilities)	$(2,532)	$(2,167)

Other deferred tax assets and liabilities are primarily comprised of the tax effects of accounts receivable reserves, sales allowances and change in fair value of contingent consideration. As of December 31, 2015 and 2014, the Company had gross deferred tax assets of $86.5 million and $73.0 million, respectively. The Company also had deferred tax liabilities of $3.2 million and $7.7 million as of December 31, 2015 and 2014, respectively. Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which is uncertain. Based on the available objective evidence, and historical operating performance, management believes that it is more likely than not that all U.S. and certain foreign deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset with a valuation allowance. The net valuation allowance increased by approximately $18.4 million and $8.6 million for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $218.8 million which will begin to expire in 2018. The Company had state net operating loss carryforwards of approximately $212.2 million which will begin to expire in 2016. Federal net operating loss carryforwards of $68.0 million and $55.0 million at December 31, 2015 and 2014, respectively, represent deductions from stock-based compensation for which a benefit would be recorded in additional paid-in capital when it reduces income taxes payable. As of December 31, 2015, the Company has research credit carryforwards for federal income tax purposes of approximately $9.6 million which will begin to expire in the year 2031. The Company also had state net research credit carryforwards for income tax purposes of approximately $9.4 million which can be carried forward indefinitely.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefit - beginning balance	$1,366	$813	$285
Increases for tax positions taken in prior years	5,611	553	271
Increases for tax positions taken in current year	1,782	—	257
Unrecognized tax benefit - ending balance	$8,759	$1,366	$813

As of December 31, 2015, the Company has unrecognized tax benefits of $5.5 million if realized would not affect the Company’s effective tax rate as these tax benefits would be offset by changes in the Company’s valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions. Due to the Company’s historical loss position, all tax years from inception through December 31, 2015 remain open due to unutilized net operating losses.

The Company files income tax returns in the United States and various states and foreign jurisdictions and is subject to examination by various taxing authorities including major jurisdiction like the United States. As such, all its net operating loss and research credit carryforwards that may be used in future years are subject to adjustment, if and when utilized.

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

13. Net Income (Loss) per Share

Net Loss per Share Attributable to Common Stockholders

The computation of the Company’s basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(26,730)	$(23,444)	$(11,249)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	82,807	67,828	19,626

Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.35)	$(0.57)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Redeemable convertible preferred stock	—	—	41,581
Warrants	—	—	544
Stock options and ESPP	8,575	9,587	11,938
Restricted stock units	6,786	6,809	3,680
	15,361	16,396	57,743

14. Commitments and Contingencies

Leases

The Company leases office space under noncancelable operating leases with lease terms ranging from one to five years. Additionally, the Company leases certain equipment under noncancelable operating leases at its facilities and its leased data center operations.

Rent expense was $3.1 million, $2.7 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Aggregate Future Contractual Obligations and Lease Commitments

As of December 31, 2015, the Company’s unconditional purchase commitments and minimum payments under its noncancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2016	$3,717	$52
2017	1,665	22
2018	1,584	18
2019	1,460	1
2020	1,352	—
2021 and thereafter	—	—
Total minimum payments	$9,778	$93

Less: Amount representing interest		5
Present value of capital lease obligations		88
Less: Current portion		48
Capital lease obligation, net of current portion		$40

Other Future Commitments

The Company has an unconditional purchase commitment for the years 2016 to 2034 in the amount of $7.2 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which it uses for sales and marketing purposes.

The Company entered into service agreements under which the Company is obligated to prepay non-refundable revenue share payments up to $3.4 million over three years or earlier upon achievement of certain milestones. As of December 31, 2015, the Company has a remaining non-refundable prepayment balance of $7.5 million recorded in other assets on the consolidated balance sheet relating to these service agreements. The prepayments will be recognized as cost of revenues over the related service period. The unamortized balance are included in other assets on the accompanying consolidated balance sheets.

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

On March 11, 2015, a putative stockholder class action lawsuit was filed against us, the members of our board of directors, certain of our executive officers and the underwriters of our IPO: Nguyen v. Coupons.com Incorporated, Case No. CGC-15-544654 (California Superior Court, San Francisco County). The complaint asserts claims under the Securities Act and seeks unspecified damages and other relief on behalf of a putative class of persons and entities who purchased stock pursuant or traceable to the registration statement and prospectus for our IPO. Plaintiff Nguyen requested and obtained a dismissal without prejudice of his San Francisco action and filed another complaint with substantially the same allegations in the Santa Clara County Superior Court, Nguyen v. Coupons.com Incorporated, Case No. 1-15-CV-278777 (California Superior Court, Santa Clara County) (Mar. 30, 2015). Three other complaints with substantially the same allegations have also been filed: O’Donnell v. Coupons.com Incorporated, Case No. 1-15-CV-278399 (California Superior Court, Santa Clara County) (Mar. 20, 2015); So v. Coupons.com Incorporated, Case No. 1-15-CV-278774 (California Superior Court, Santa Clara County) (Mar. 30, 2015); and Silverberg v. Coupons.com Incorporated, Case No. 1-15-CV-278891 (California Superior Court, Santa Clara County) (Apr. 2, 2015). On May 7, 2015, the Santa Clara court consolidated the Nguyen, So and Silverberg actions with the O’Donnell action. The Court sustained defendants’ demurrer to the consolidated complaint with leave to amend.  On December 14, 2015, plaintiffs filed an amended consolidated complaint. On January 28, 2016, defendants filed a demurrer to the amended consolidated complaint. We intend to defend the litigation vigorously. Based on information currently available, we believe that the potential for liability for the above claims is remote.

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

The Company believes that liabilities associated with any claims are remote, therefore the Company has not recorded any accrual for claims as of December 31, 2015 and 2014.

15. Employee Benefit Plan

The Company maintains a defined-contribution plan that is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests fully after four years of continuous employment. The Company’s matching contribution expense was $1.6 million, $1.5 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

16. Concentrations

Customers with an accounts receivable balance of 10% or greater of the total accounts receivable are as follows:

	December 31,
	2015	2014
Customer A	13%	19%

Customers with 10% or more of revenues during the periods presented are as follows:

	December 31,
	2015	2014	2013
Customer A	14%	14%	*

* Less than 10%

17. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these consolidated financial statements taken as a whole.

18. Subsequent Events

Stock Repurchase Program

In February 2016, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock through February 2017. Stock repurchases may be made from time-to-time in open market transactions or privately negotiated transactions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company may suspend, modify or terminate this repurchase program at any time without prior notice.

Supplementary Data

The following tables set forth our quarterly unaudited consolidated statements of operations for each of the eight quarters in the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenues	$69,413	$56,467	$55,867	$55,562	$60,001	$58,544	$51,715	$51,501
Cost of revenues	25,436	22,778	22,122	21,867	21,722	23,061	20,884	20,519
Gross profit	43,977	33,689	33,745	33,695	38,279	35,483	30,831	30,982
Operating expenses:
Sales and marketing	26,133	23,403	21,834	21,084	22,686	19,047	17,621	19,511
Research and development	11,696	11,890	11,839	12,942	10,984	11,351	10,981	16,267
General and administrative	10,093	8,382	7,867	8,491	8,085	7,400	8,857	9,050
Change in fair value of contingent consideration	(253)	(238)	2,076	(354)	(2,935)	(2,806)	—	—
Total operating expenses	47,669	43,437	43,616	42,163	38,820	34,992	37,459	44,828
Income (loss) from operations	(3,692)	(9,748)	(9,871)	(8,468)	(541)	491	(6,628)	(13,846)
Interest expense	(2)	(126)	(82)	(80)	(79)	(241)	(300)	(302)
Gain on sale of a right to use a web domain name	—	—	—	4,800	—	—	—	—
Other income (expense), net	(48)	47	40	(61)	16	19	31	(138)
Income (loss) before income taxes	(3,742)	(9,827)	(9,913)	(3,809)	(604)	269	(6,897)	(14,286)
Provision for (benefit from) income taxes	(173)	(9)	(571)	192	1,119	1,051	—	(244)
Net loss	$(3,569)	$(9,818)	$(9,342)	$(4,001)	$(1,723)	$(782)	$(6,897)	$(14,042)
Net loss per share, basic and diluted	$(0.04)	$(0.12)	$(0.11)	$(0.05)	$(0.02)	$(0.01)	$(0.09)	$(0.41)
Weighted-average shares used in computing net loss per share, basic and diluted	82,744	82,831	82,980	82,166	80,543	78,065	77,549	34,535

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management, under the supervision and with the participation of our chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our CEO and CFO concluded that as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, is not required to and has not issued an attestation report as of December 31, 2015 due to a transition period established by the rules of the SEC for newly public companies that have not lost their “emerging growth company” status as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is posted on the investor relations page on our website which is located at http://investor.quotient.com. We will post any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website.

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

Quotient Technology Inc.

Date: March 11, 2016	By:	/s/ Steven R. Boal
Steven R. Boal
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven R. Boal, Jennifer Ceran and Connie Chen, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven R. Boal	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2016
Steven R. Boal

/s/ Jennifer Ceran	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2016
Jennifer Ceran

/s/ Steve Horowitz	Director	March 11, 2016
Steve Horowitz

/s/ Andrew Jody Gessow	Director	March 11, 2016
Andrew Jody Gessow

/s/ Dawn Lepore	Director	March 11, 2016
Dawn Lepore

/s/ David E. Siminoff	Director	March 11, 2016
David E. Siminoff

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.					X

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/6/2015

4.1	Form of Registrant’s Common Stock certificate.	S-1/A	333-193692	4.1	2/25/2014

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	1/31/2014

10.1†	Form of Indemnification Agreement for directors and officers.	S-1/A	333-193692	10.1	2/14/2014

10.2†	2000 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.2	1/31/2014

10.3†	2006 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.3	1/31/2014

10.4†	2013 Equity Incentive Plan.	S-1	333-193692	10.4	1/31/2014

10.5†	2013 Employee Stock Purchase Plan, as amended.	10-Q	001-36331	10.2	5/14/2015

10.6†	Employment Offer Letter between the Registrant and Mir Aamir, dated February 18, 2014.	S-1/A	333-193692	10.6	2/25/2014

10.7†	Employment Offer Letter between the Registrant and Richard Hornstein, dated February 4, 2014.	S-1/A	333-193692	10.7	2/25/2014

10.8†	Transition Agreement, by and between the Registrant and Richard Hornstein, dated January 4, 2016.					X

10.9†	Offer Letter dated August 2, 2015 with Jennifer Ceran	10-Q	001-36331	10.1	11/12/2015

10.10	Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, successor in interest to Divco West Real Estate Services, Inc., dated August 11, 2006.	S-1	333-193692	10.14	1/31/2014

10.11	Amendment No. 1 to Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, dated March 19, 2009.	S-1	333-193692	10.15	1/31/2014

10.12	Amendment No. 2 to Lease Agreement by and between the Registrant and 400 Logue LLC, dated February 25, 2015.	10-K	001-36331	10.15	3/19/2015

10.13	Office Lease Mountain View Technology Park by and between Registrant and BP MV Technology Park LLC., dated December 22, 2010.	S-1	333-193692	10.16	1/31/2014

10.14	Amendment No. 1 to Office Lease Mountain View Technology Park by and between Registrant and BP MV Technology Park LLC., dated May 31, 2012.	S-1	333-193692	10.17	1/31/2014

10.15†	Executive Bonus Plan	S-1	333-193692	10.9	2/25/14

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (Included on the signature page to this report).					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

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
*

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quotient under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.