Form 10-Q
period 2016-03-31
Quotient Technology Inc.
filed 2016-05-06
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 2, 2016, the registrant had 82,923,157 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$124,259	$134,947
Short-term investments	25,000	25,000
Accounts receivable, net of allowance for doubtful accounts of $711 and $833 at March 31, 2016 and December 31, 2015, respectively	57,565	63,239
Prepaid expenses and other current assets	8,525	5,297
Total current assets	215,349	228,483
Property and equipment, net	22,438	25,128
Intangible assets, net	13,853	14,880
Goodwill	43,895	43,895
Other assets	8,261	8,685
Total assets	$303,796	$321,071
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,951	$8,187
Accrued compensation and benefits	8,874	15,237
Other current liabilities	15,389	20,170
Deferred revenues	7,828	7,342
Total current liabilities	40,042	50,936
Other non-current liabilities	67	5
Deferred rent	1,801	701
Contingent consideration related to acquisitions	1,653	1,407
Deferred tax liabilities	2,561	2,532
Total liabilities	46,124	55,581
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 91,735,158 shares issued and 82,105,905 outstanding at March 31, 2016; 89,935,381 shares issued and 81,995,286 outstanding at December 31, 2015	1	1
Additional paid-in capital	581,927	570,588
Treasury stock, at cost	(96,390)	(85,427)
Accumulated other comprehensive loss	(746)	(747)
Accumulated deficit	(227,120)	(218,925)
Total stockholders’ equity	257,672	265,490
Total liabilities and stockholders’ equity	$303,796	$321,071

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$66,051	$55,562
Costs and expenses:
Cost of revenues	25,212	21,867
Sales and marketing	24,500	21,084
Research and development	13,532	12,942
General and administrative	11,250	8,491
Change in fair value of contingent consideration	(102)	(354)
Total costs and expenses	74,392	64,030
Loss from operations	(8,341)	(8,468)
Gain on sale of a right to use a web domain name	—	4,800
Interest expense	—	(80)
Other income (expense), net	192	(61)
Loss before income taxes	(8,149)	(3,809)
Provision for income taxes	46	192
Net loss	$(8,195)	$(4,001)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.05)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	82,518	82,166

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(8,195)	$(4,001)
Other comprehensive (income) loss:
Foreign currency translation adjustments	1	(65)
Comprehensive loss	$(8,194)	$(4,066)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,195)	$(4,001)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,128	3,908
Stock-based compensation	7,610	8,932
Amortization of debt issuance costs	—	19
Loss on disposal of property and equipment	11	—
Gain on sale of a right to use a web domain name	—	(4,800)
Allowance for doubtful accounts	(56)	9
Deferred income taxes	20	164
Change in fair value of contingent consideration	(102)	(354)
Changes in operating assets and liabilities:
Accounts receivable	5,731	3,101
Prepaid expenses and other current assets	(3,039)	(1,516)
Accounts payable and other current liabilities	(1,039)	233
Accrued compensation and benefits	(6,369)	(6,883)
Deferred revenues	486	333
Other	1	3
Net cash provided by (used in) operating activities	187	(852)

Cash flows from investing activities:
Purchases of property and equipment	(1,684)	(1,805)
Proceeds from sale of a right to use a web domain name	—	4,800
Net cash provided by (used in) investing activities	(1,684)	2,995

Cash flows from financing activities:
Proceeds from issuance of common stock	1,785	1,254
Repurchases of common stock	(10,963)	(2,052)
Principal payments on capital lease obligations	(13)	(15)
Net cash used in financing activities	(9,191)	(813)
Effect of exchange rates on cash and cash equivalents	—	9
Net (decrease) increase in cash and cash equivalents	(10,688)	1,339
Cash and cash equivalents at beginning of period	134,947	201,075
Cash and cash equivalents at end of period	$124,259	$202,414

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2016 or for any other period.

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes.  Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, stock-based compensation, the valuation and useful lives of intangible assets and property and equipment, goodwill, contingent consideration and income taxes. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.

Foreign Currency

Prior to the first quarter of 2016, the functional currency of our international subsidiaries was the local currency.

In the first quarter of 2016, the functional currency of certain international subsidiaries changed from the local currency to USD.  This was due to significant changes in the nature of how we conduct business internationally.

Gains (losses) from foreign currency transactions are included in other income (expense), net in the accompanying condensed consolidated statements of operations. Foreign currency transaction gains (losses) were immaterial in the first quarter of 2016.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09—Revenue from Contracts with Customers (Topic 606), and in August 2015, the FASB issued ASU 2015-14– Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date of ASU 2014-09 amended the existing accounting standards to achieve consistent application of revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the standard requires reporting companies to also disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to delay the effective date of this amendment by one year, accordingly, the Company is required to adopt the amendments in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but not before the original effective date of the amendment, which is the first quarter of 2017. The Company is currently evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842). The guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The standard is effective for public business entities for annual reporting periods beginning after 15 December 2018, and interim periods within that reporting period, which would be the first quarter of 2019 for the Company. Early adoption is permitted. ASU 2016-02 is required to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09—Stock Compensation (Topic 718).  The new guidance requires all of the tax effects related to share based payments to be recorded through the income statement. The new guidance also removes the present requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable; instead it is recognized at the time of settlement, subject to normal valuation allowance consideration. While the simplification will eliminate some administrative complexities, it will increase the volatility of income tax expense. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted.  The Company is currently evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

Accounting Pronouncements Adopted

In September 2015, the FASB issued ASU 2015-16—Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date.  We adopted ASU 2015-16 on a prospective basis beginning on January 1, 2016. The impact of ASU 2015-16 did not have a significant impact on the condensed consolidated financial statements.

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

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$19,968	$—	$—	$19,968
Certificate of deposit (2)	—	25,000	—	25,000
Total	$19,968	$25,000	$—	$44,968
Liabilities:
Contingent consideration related to Shopmium acquisition	$—	$—	$1,653	$1,653
Total	$—	$—	$1,653	$1,653

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$19,948	$—	$—	$19,948
Certificate of deposit (2)	—	25,000	—	25,000
Total	$19,948	$25,000	$—	$44,948
Liabilities:
Contingent consideration related to Eckim acquisition (3)	$2,291	$—	$—	$2,291
Contingent consideration related to Shopmium acquisition	—	—	1,407	1,407
Total	$2,291	$—	$1,407	$3,698

(1) Included in cash and cash equivalents
(2) Included in short-term investments
(3) Included in other current liabilities

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets for identical assets or liabilities.  The valuation technique used to measure the fair value of certificate of deposit included using quoted prices in active markets for similar assets.

The fair value of contingent consideration related to Eckim LLC (Eckim) is the result of the earnout period ending for measuring shares issuable on Eckim achieving certain revenue and profit milestones as of December 31, 2015.  On January 26, 2016, the Company and the sellers of Eckim agreed on the performance against the milestones and the shares to be issued. Accordingly, we reclassified the contingent liability of $1.9 million to stockholder’s equity, and recognized a gain of $0.3 million as a component of loss from operations in the first quarter of 2016. The shares are issuable on or before April 30, 2016.

The fair value of contingent consideration related to the acquisition of Shopmium S.A. (Shopmium) was estimated using a Monte Carlo simulation and was based on significant inputs not observable in the market, thus classified as a Level 3 instrument. The inputs include the expected achievement of certain revenue and profit milestones for the year ended December 31, 2016 and 2017 and the risk free interest rate.  A loss of $0.2 million was recorded as a component of loss from operations as a result of the remeasurement of the contingent consideration as of March 31, 2016.

The following table represents the change in the contingent consideration (in thousands):

	Eckim	Shopmium
	Level 1	Level 3
Balance as of December 31, 2015	$2,291	$1,407
Change in fair value	(348)	246
Reclassification to stockholder's equity	(1,943)	—
Balance as of March 31, 2016	$—	$1,653

The Company recorded a net gain due to the change in fair value of the contingent consideration of $0.1 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively. The change in fair value of the contingent consideration during the period was primarily related to the decrease in the Company’s stock price for Eckim and the increase in the likelihood of achieving certain revenue and profit milestones for Shopmium.  The net gain as a result of the changes in the fair value of the contingent consideration is included as a component of operations in the accompanying condensed consolidated statements of operations.

There were no transfers between fair value hierarchies during the three months ended March 31, 2016 and 2015.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$833	$408
Bad debt expense (reversal)	(56)	9
Write-offs, net	(66)	(10)
Balance at end of period	$711	$407

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Software	$33,143	$33,139
Computer equipment	22,517	21,186
Leasehold improvements	6,486	4,721
Furniture and fixtures	2,012	1,670
Total	64,158	60,716
Accumulated depreciation and amortization	(42,717)	(39,124)
Projects in process	997	3,536
Property and equipment, net	$22,438	$25,128

Depreciation and amortization expense of property and equipment was $3.9 million and $3.1 million for the three months ended March 31, 2016 and 2015, respectively.

The Company capitalized internal use software development and enhancement costs related to the Company’s Retailer iQ platform (“Retailer iQ”) of $0.1 million and $0.3 million during the three months ended March 31, 2016 and 2015, respectively. Amortization expense related to Retailer iQ recorded as cost of revenues was $2.7 million and $2.3 million during the three months ended March 31, 2016 and 2015, respectively.  The unamortized capitalized development and enhancement costs related to Retailer iQ were $8.6 million and $11.1 million as of March 31, 2016 and December 31, 2015, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Bonus	$2,258	$6,858
Commissions	2,130	3,645
Vacation	2,123	2,118
Payroll and related expenses	2,363	2,616
Accrued compensation and benefits	$8,874	$15,237

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Distribution fees	$8,078	$8,349
Marketing expenses	2,474	3,336
Deferred rent, current	517	346
Legal and professional fees	448	745
Accrued property and equipment	8	929
Contingent consideration	—	2,291
Other	3,864	4,174
Other current liabilities	$15,389	$20,170

6. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2016 Gross	Accumulated Amortization	Foreign Currency Translation	March 31, 2016 Net	Weighted Average Amortization Period (Years)
Customer relationships	$8,860	$(3,749)	$(36)	$5,075	4
Developed technologies	7,460	(2,060)	(89)	5,311	4
Domain names	5,948	(3,580)	(9)	2,359	3
Patents	1,050	(713)	—	337	6
Vendor relationships	890	(500)	—	390	2
Registered users	420	(40)	(11)	369	4
Trade names	167	(156)	1	12	0.5
	$24,795	$(10,798)	$(144)	$13,853	4

As of March 31, 2016, the Company has a domain name with a gross value of $0.4 million that has an indefinite useful life, hence is not subject to amortization.

	December 31, 2015 Gross	Accumulated Amortization	Foreign Currency Translation	December 31, 2015 Net	Weighted Average Amortization Period (Years)
Customer relationships	$8,860	$(3,345)	$(36)	$5,479	4
Developed technologies	7,460	(1,709)	(89)	5,662	4
Domain names	5,948	(3,419)	(9)	2,520	3
Patents	1,050	(686)	—	364	6
Vendor relationships	890	(445)	—	445	2
Registered users	420	(18)	(11)	391	4
Trade names	167	(149)	1	19	1
	$24,795	$(9,771)	$(144)	$14,880	4

Amortization expense related to intangible assets subject to amortization was $1.0 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. Estimated future amortization expense of intangible assets as of March 31, 2016 is as follows (in thousands):

Total
2016, remaining nine months	$3,003
2017	3,727
2018	3,449
2019	2,346
2020	907
2021 and beyond	68
Total estimated amortization expense	$13,500

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

Stock Options

The fair value of each option was estimated on the date of grant for the period presented using the following assumptions:

Three Months Ended March 31,
2016
Expected life (in years)	5.93 – 6.08
Risk-free interest rate	1.32% - 1.34%
Volatility	65%
Dividend yield	—

The weighted-average grant-date fair value of options granted was $8.51 per share during the three months ended March 31, 2016.There were no option grants during the three months ended March 31, 2015.

Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2015	2,889,301	6,786,446	$13.14	8,469,666	$7.62	5.91	$19,231
Increase in shares authorized	3,279,811
Options granted	(1,964,700)			1,964,700	8.51
Options exercised	—			(533,205)	3.35		2,040
Options canceled or expired	155,675			(155,675)	7.85
RSUs granted	(968,648)	968,648	7.19
RSUs vested	—	(1,267,623)	13.20
RSUs canceled or expired	542,684	(542,684)	13.60
Balance as of March 31, 2016	3,934,123	5,944,787	$11.71	9,745,486	$8.03	6.55	$40,379
Vested and expected to vest as of March 31, 2016				8,899,161	$7.78	6.36	$38,717
Vested and exercisable as of March 31, 2016				6,334,334	$6.55	5.19	$34,458

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options which vested during the three months ended March 31, 2016 and 2015 was $0.8 million and $1.2 million, respectively.

Employee Stock Purchase Plan

Eligible employees can enroll and elect to contribute up to 15% of their base compensation through payroll withholdings in each offering period which is six months in duration, subject to certain limitations. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended March 31,
	2016	2015
Expected life (in years)	0.50	0.50
Risk-free interest rate	0.33%	0.07%
Volatility	72%	70%
Dividend yield	—	—

As of March 31, 2016, a total of 365,772 shares of common stock was issued under the 2013 Employee Stock Purchase Plan (“ESPP”).  As of March 31, 2016, a total of 1,634,228 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$497	$449
Sales and marketing	1,583	2,941
Research and development	2,240	2,784
General and administrative	3,290	2,758
Total stock-based compensation expense	$7,610	$8,932

The amount of stock-based compensation cost capitalized in property and equipment, net on the accompanying condensed consolidated balance sheets was immaterial for all periods presented.

As of March 31, 2016, there was $54.2 million of unrecognized stock-based compensation expense (net of estimated forfeitures), of which $11.8 million is related to stock options and ESPP shares and $42.4 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of March 31, 2016 will be amortized over a weighted-average period of 3.25 years. The total unrecognized stock-based compensation expense related to RSUs as of March 31, 2016 will be amortized over a weighted-average period of 2.69 years.

9. Common Stock Repurchase Program

In February 2015, the Company’s Board of Directors authorized a Share Repurchase Program (“Program”) to repurchase up to $50.0 million of the Company’s common stock through February 2016, subject to certain limitations. Through February 2016, a total of $31.3 million in stock was repurchased under this Program. The Program expired in February 2016 with an unused balance of $18.7 million. In February 2016, the Company’s Board of Directors authorized a new share repurchase program (“New Program”) to repurchase up to $50.0 million of the Company’s common stock through February 2017. During the three months ended March 31, 2016, the Company repurchased shares of its common stock for an aggregate amount of $8.0 million under the Program and $3.0 million under the New Program. As of March 31, 2016, $47.0 million remains available for future share repurchases under the New Program.

10. Income Taxes

The Company recorded an income tax provision of $46,000 and $0.2 million during the three months ended March 31, 2016 and 2015, respectively. The decrease in income tax expense of $0.1 million is primarily attributable to the change in deferred tax liabilities as a result of the change in fair value of contingent consideration from prior year acquisitions and a decrease in foreign income taxed at non-US tax rates.

11. Net Loss per Share

The computation of the Company’s basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net loss	$(8,195)	$(4,001)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	82,518	82,166

Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.05)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options and ESPP	9,851	9,200
Restricted stock units	5,623	7,526
	15,474	16,726

12. Commitments and Contingencies

Leases

As of March 31, 2016, the Company’s minimum payments under its non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2016, remaining nine months	$2,909	$38
2017	2,323	22
2018	2,004	18
2019	2,004	1
2020	1,989	—
2021 and thereafter	2,382	—
Total minimum payments	$13,611	$79

Less: Amount representing interest		4
Present value of capital lease obligations		75
Less: Current portion		41
Capital lease obligation, net of current portion		$34

The Company leases various office facilities, including its corporate headquarters in Mountain View, California and various sales offices, under non-cancelable operating lease agreements that expire through December 2024. In the first quarter of 2016, we entered into a lease agreement for an office facility located in Cincinnati, Ohio which will expire in June 2024. The terms of the lease agreements provide for rental payments on a graduated basis.  We recognize rent expense on a straight-line basis over the lease periods. Additionally, the Company leases certain equipment under non-cancelable operating leases at its facilities and its leased data center operations.

Rent expense pursuant to all operating lease agreements was $0.9 million to $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

Purchase Obligations

The Company has unconditional purchase obligations which expire through 2034 in the amount of $6.8 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which it uses for sales and marketing purposes.

Other Contractual Commitments

The Company has entered into service agreements under which the Company is obligated to prepay non-refundable amounts of up to $3.7 million over three years or earlier upon achievement of certain milestones.  As of March 31, 2016, the Company has a remaining non-refundable and unamortized prepayment balance of $7.2 million recorded in other assets on the accompanying condensed consolidated balance sheets. These prepayments will be recognized as cost of revenues over the related service period.

Indemnification

In the normal course of business, to facilitate transactions related to the Company’s operations, the Company indemnifies certain parties, including CPGs, advertising agencies and other third parties including retailers. The Company has agreed to hold certain parties harmless against losses arising from claims of intellectual property infringement or other liabilities relating to or arising from our products or services or other contractual infringement. The term of these indemnity provisions generally survive termination or expiration of the applicable agreement. To date, the Company has not recorded any liabilities related to these agreements.

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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for claims as of March 31, 2016 and December 31, 2015. We expense legal fees in the period in which they are incurred.

13. Employee Benefit Plan

The Company maintains a defined-contribution plan that is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests fully after four years of continuous employment. The Company’s matching contribution expense was $0.6 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

14. Information About Geographic Areas

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed on March 11, 2016 with the SEC. In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The forward looking statements reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences are described in “Risk Factors” set forth in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q.

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

Our core promotions and media solutions, which we refer to as Quotient Promotions and Quotient Media, respectively, reach millions of shoppers every day through our extensive network. That network includes our flagship site and mobile app, Coupons.com, our publishing network of thousands of registered partner sites, which have distributed or may distribute our offers and media, as well the web and mobile properties of our CPG and retailer partners. We refer to our emerging solutions around our data and analytic capabilities as Quotient Insights. Our network is made up of three constituencies: over 2,000 brands from approximately 700 CPGs; retailers across multiple classes of trade such as grocery, drug, dollar, club, and mass merchandise channels; and consumers visiting our web, mobile properties, social channels, as well as those of our CPGs and retailers.

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

First Quarter 2016 Overview

Quarterly revenues of $66.1 million for the first quarter of 2016 increased $10.5 million or 19% from revenues of $55.6 million in the first quarter of 2015. Our net loss of $8.2 million in the first quarter of 2016 increased $4.2 million compared to the net loss of $4.0 million in the same period in 2015.  The year over year increase in our quarterly revenues was primarily related to increased revenues from digital promotion transactions.  Contributing factors to the year over year increase in revenues also included an increasing number of consumers wanting to print from their mobile device, as well as the timing of this year’s Retailer iQ implementations and marketing schedules. The increase in our net loss in the first quarter of 2016 compared to the same period in 2015 was primarily driven by a one-time sale of domain name in the first quarter of 2015 and increased operating expenses, most significant of which were increased sales and marketing expenses in the first quarter of 2016.

Our operating expenses may increase in the future as we continue to invest in (i) research and development to enhance our platform; (ii)  sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers; and, (iii) corporate infrastructure and incur additional general and administrative expenses associated with being a public company, including increased legal and accounting expenses, higher insurance premiums and compliance costs associated with the Sarbanes-Oxley Act.

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

Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA	$4,295	$4,018
Transactions	537,185	412,642

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss	$(8,195)	$(4,001)
Adjustments:
Stock-based compensation	7,610	8,932
Depreciation and amortization	5,128	3,908
Change in fair value of contingent consideration	(102)	(354)
Interest expense	—	80
Other income (expense), net	(192)	61
Provision for income taxes	46	192
Gain on sale of a right to use a web domain name	—	(4,800)
Total adjustments	$12,490	$8,019

Adjusted EBITDA	$4,295	$4,018

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

Increasing revenue from CPGs on our platform.    Our ability to grow our revenue in the future depends upon our ability to continue to increase revenues from existing CPGs on our platform. This includes increasing our share of CPG spending on overall coupons, media and trade promotions; increasing the number of brands that are using our platform within each CPG; increasing media and advertising spending on our platform; increase our share of retailer spending on coupon codes; and maximizing lifetime value of consumers across all platforms. As transactions grow, volume discounts that we offer to our existing CPGs, may slow our revenue growth or reduce our revenues on a per transaction basis.

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

International Growth and Acquisitions.    Our ability to grow our revenues will also depend on our ability to grow our operations and offerings in existing international markets and expand our business through selective acquisitions, similar to our acquisition of Shopmium, and their integration with the core business of the company.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
(in thousands, except percentages)	2016		2015
Revenues	$66,051	100.0%	$55,562	100.0%
Cost of revenues	25,212	38.2%	21,867	39.4%
Gross profit	40,839	61.8%	33,695	60.6%
Operating expenses:
Sales and marketing	24,500	37.1%	21,084	37.9%
Research and development	13,532	20.5%	12,942	23.3%
General and administrative	11,250	17.0%	8,491	15.3%
Change in fair value of contingent consideration	(102)	(0.2)%	(354)	(0.6)%
Total operating expenses	49,180	74.5%	42,163	75.8%
Loss from operations	(8,341)	(12.7)%	(8,468)	(15.2)%
Interest expense	—	(—)%	(80)	(0.1)%
Gain on sale of a right to use a web domain name	—	—%	4,800	9%
Other income (expense), net	192	0.3%	(61)	(0)%
Loss before income taxes	(8,149)	(12.4)%	(3,809)	(6.8)%
Provision for income taxes	46	0.1%	192	0.3%
Net loss	$(8,195)	(12.5)%	$(4,001)	(7.1)%

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Revenues	$66,051	$55,562	$10,489	19%

Revenues for the quarter ended March 31, 2016 increased $10.5 million, or 19%, compared to the same period in 2015. The increase was due to the revenue growth in both digital promotion transactions and digital media campaigns.  Revenues from digital promotion transactions and digital media campaigns were 77% and 23% respectively, of total revenues for the three months ended March 31, 2016, compared to 76% and 24%, respectively, of total revenues during the same period in 2015.  Total digital coupon transactions increased during the quarter ended March 31, 2016 to 537.1 million from 412.6 million during the same period in 2015.

We expect revenue growth in 2016 from deployments of Retailer iQ and the anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Cost of revenues	$25,212	$21,867	$3,345	15%
Gross profit	$40,839	$33,695	$7,144	21%
Gross margin	62%	61%

Cost of revenues for the quarter ended March 31, 2016 increased $3.3 million, or 15%, compared to the same period in 2015. The increase was primarily due to higher distribution fees related to an increase in the number of transactions completed through our platform, increase in personnel costs, and increase in amortization expense associated with our ongoing development of new features and functionality of Retailer iQ platform. This was partially offset by a decrease in data center services fees used to support our business.

Gross margin for the quarter ended March 31, 2016 increased to 62% from 61% in the same period in 2015, due to higher revenue, partially offset by higher distribution fees and depreciation and amortization expenses.

We expect the costs associated with Retailer iQ to continue to increase in the future in absolute dollars as we continue to deploy and scale Retailer iQ across retailers in the first half of 2016. We also expect the costs associated with distribution and third-party service fees, and expenses related to amortization of intangibles to continue to increase in the future as we continue to expand and scale our distribution network and reach.

Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Sales and marketing	$24,500	$21,084	$3,416	16%
Percent of revenues	37%	38%

Sales and marketing expenses for the quarter ended March 31, 2016 increased $3.4 million, or 16%, compared to the same period in 2015. During the quarter ended March 31, 2016, headcount and related expenses increased by approximately $0.7 million and promotional and advertising costs increased by $2.0 million. The increase in personnel costs was due to the acquisition of Shopmium partially offset by a decrease in stock-based compensation expense of $1.4 million. The increase in our promotional and advertising expenses was a result of our efforts to improve the effectiveness of our distribution channels.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to incur costs to support our growth and business objectives.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Research and development	$13,532	$12,942	$590	5%
Percent of revenues	20%	23%

Research and development expenses for the quarter ended March 31, 2016 increased $0.6 million, or 5%, compared to the same period in 2015. The increase was primarily related to increased personnel costs due to an increase in headcount of research and development employees.

We believe that continued investment in technology is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
General and administrative	$11,250	$8,491	$2,759	32%
Percent of revenues	17%	15%

General and administrative expenses for the quarter ended March 31, 2016 increased $2.8 million, or 32%, compared to the same period in 2015.  The increase was primarily related to net increases in personnel costs and third party consultation services.  The increase in personnel costs of $1.7 million relating to salaries, stock-based compensation and employee-related expenses was due to an increase in employee headcount required to support our business growth. The increase in third party consultation services of $0.9 million relating to legal, accounting and regulatory compliance costs was due to our continued effort to invest in corporate infrastructure and incur additional expenses associated with being a public company.

We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act.

Change in Fair Value of Contingent Consideration

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Change in fair value of contingent consideration	$(102)	$(354)	$252	(100)%
Percent of revenues	—%	(1)%

We recorded a gain of $0.1 million for the quarter ended March 31, 2016, due to changes in fair value of the contingent consideration as a result of changes in the Company’s common stock price for Eckim and the increase in the likelihood of achieving certain revenue and profit milestones for Shopmium.

Non-Operating Income (Expense)

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Interest expense	$—	$(80)	$80	(100)%
Gain on sale of a right to use a web domain name	—	4,800	(4,800)	100%
Other income (expense), net	192	(61)	253	*	%
	$192	$4,659	$(4,467)	*	%
Percent of revenues	—%	8%

*	Not meaningful.

The decrease in interest expense for the quarter ended March 31, 2016 compared to the same period in 2015 was due to repayment in full of $7.5 million outstanding debt obligation under a revolving line of credit with a commercial bank in the third quarter of 2015. The gain on sale of a right to use a web domain name during the quarter ended March 31, 2015 was the result of a $4.8 million gain realized from the sale of a right to use a web domain name through a competitive public auction process.  The increase other income (expense), net for the quarter ended March 31, 2016 compared to the same period in 2015 was due to gains associated with foreign exchange rate fluctuations.

Provision for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Provision for income taxes	$46	$192	$(146)	100%

Our income tax expense for the quarter ended March 31, 2016 was $46,000 as compared to $0.2 million for the quarter ended March 31, 2015. The decrease in tax expense of $0.1 million is primarily attributable to the change in deferred tax liabilities as a result of the change in fair value of contingent consideration from prior year acquisitions and a decrease in foreign income taxed at non-US tax rates.

Liquidity and Capital Resources

As of March 31, 2016, we had $124.3 million in cash and cash equivalents and $25.0 million in short-term investments, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of money market funds, overnight deposits and a certificate of deposit. As of March 31, 2016, $1.3 million of cash was held by our foreign subsidiaries.  We do not presently anticipate a need to repatriate these funds for use in our domestic operations, but if we were to do so, any such repatriated cash and cash equivalents could be subject to U.S. income taxes, less any previously paid foreign income taxes.

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

In 2015, we terminated our revolving line of credit facility with a commercial bank and paid in full all of $7.5 million outstanding debt obligation under the facility.  As of March 31, 2016, there are no amounts outstanding or available under the line of credit.

We believe our existing cash, cash equivalent and marketable securities balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and the foreseeable future. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$187	$(852)
Net cash provided by (used in) investing activities	(1,684)	2,995
Net cash used in financing activities	(9,191)	(813)
Effects of exchange rates on cash	—	9
Net (decrease) increase in cash and cash equivalents	$(10,688)	$1,339

Operating Activities

Cash provided by (used in) operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash provided by (used in) operating activities has typically been due to our net losses and to changes in our operating assets and liabilities, particularly accounts receivable and accrued liabilities, adjusted for non-cash expense items such as depreciation and amortization, stock-based compensation, change in fair value of contingent consideration and gain on sale of a right to use a web domain name.

During the three months ended March 31, 2016, net cash provided by operating activities was $0.2 million, reflecting our net loss of $8.2 million, cash used as a result of changes in operating assets and liabilities of $4.2 million, offset by net non-cash expenses of $12.6 million.  Non-cash expenses included depreciation and amortization, stock-based compensation, change in the fair value of the contingent consideration, deferred income taxes and recovery from allowance for doubtful accounts. During the three months ended March 31, 2016, depreciation and amortization increased by $1.2 million associated with the deployment of Retailer iQ and stock-based compensation expense decreased by $1.3 million due to timing of awards compared to the same period in 2015. The remaining use of cash was from the net change in working capital items, most notably a decrease in accrued compensation and benefits of $6.4 million, an increase in prepaid expenses and other assets of $3.0 million related to the timing of payments, and a decrease in accounts payable and other current liabilities of $1.0 million, offset by a decrease in accounts receivable of $5.7 million due to improved collections and an increase in deferred revenues of $0.5 million.

During the three months ended March 31, 2015, net cash used in operating activities was $0.9 million, reflecting our net loss of $4.0 million, cash used as a result of changes in operating assets and liabilities of $4.7 million, offset by net non-cash expenses of $7.9 million.  Non-cash expenses included depreciation and amortization, stock-based compensation, deferred income taxes, allowance for doubtful accounts and amortization of debt issuance costs, offset by a gain on sale of a right to use a web domain name and change in the fair value of the contingent consideration. Stock-based compensation decreased during the three months ended March 31, 2015 compared to the same period in 2014 because of the cumulative stock-based compensation expense recognized in 2014 for the portion of the RSUs that had met the service condition as of the date of our IPO in March 2014. The remaining use of cash was from the net change in working capital items, most notably an increase in prepaid expenses and other assets and a decrease in accrued compensation and benefits of $8.4 million related to the timing of payments, offset by a decrease in accounts receivable of $3.1 million due to timing of payments, increase in accounts payable and other current liabilities of $0.2 million and increase in deferred revenues of $0.3 million.

Investing Activities

During the three months ended March 31, 2016, net cash used in investing activities was $1.7 million, reflecting purchases of property and equipment that includes technology hardware and software, and leasehold improvements to support our growth as well as capitalized development and enhancement costs related to Retailer iQ. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of Retailer iQ. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future.   In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

During the three months ended March 31, 2015, net cash provided by investing activities was $3.0 million, reflecting proceeds of $4.8 million from the sale of a right to use a web domain name, offset by $1.8 million in purchases of property and equipment including capitalized development and enhancement costs related to Retailer iQ.

Financing Activities

During the three months ended March 31, 2016, net cash used in financing activities was $9.2 million, which reflects $11.0 million in repurchases of our common stock, offset by $1.8 million of proceeds received from exercises of stock options.

During the three months ended March 31, 2015, net cash used in financing activities reflects $2.1 million repurchases of our common stock, offset by $1.3 million of proceeds received from exercises of stock options.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

Contractual Obligations and Commitments

Refer to Notes 7 and 12 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three months ended March 31, 2016 to our commitments and contingencies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2016 as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 with the SEC.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q for further information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2016, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2016, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of legal proceedings, see Note 12, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

We have incurred net losses of $26.7 million and $23.4 million in 2015 and 2014, respectively, and incurred net loss of $8.2 million for the three months ended March 31, 2016. We have an accumulated deficit of $227.1 million as of March 31, 2016. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

●	sales and marketing;
●	research and development, including new product development;
●	our technology infrastructure;
●	general administration, including legal and accounting expenses related to our growth and continued expenses with respect to being a public company;
●	efforts to expand into new markets; and
●	strategic opportunities, including commercial relationships and acquisitions.

For example, we have incurred and expect to continue to incur expenses developing, improving, integrating, marketing, rolling out and maintaining Retailer iQ, which we launched in the early part of 2014. We also expect to incur expenses related to our data analytics tools, Quotient Insights, which may prove to be more costly than currently anticipated, and we may not succeed in increasing our revenues sufficiently to offset these expenses, which could impact the recoverability of prepaid non-refundable payments with some of our Retailer iQ partners amounting to $7.2 million and $7.5 million as of March 31, 2016 and December 31, 2015, respectively. If we are unable to gain efficiencies in our operating costs, our business could be adversely impacted. We cannot be certain that we will be able to attain or maintain profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

As consumer demand for digital coupons has increased, promotion spending has shifted from traditional coupons through traditional channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital coupons will continue at the same rate and whether the growth of the digital promotions market will continue. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital coupons, does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenues will require increasing the number of brands that are using our platform within each CPG and further integrating such digital promotions with Retailer iQ. If our projections regarding the adoption and usage of Retailer iQ by retailers, CPGs and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the adoption of Retailer iQ generally, including insufficient time, resources or funds committed by retailers to the implementation and promotion of Retailer iQ, a retailer’s decision to delay or forego launching or marketing Retailer iQ, our inability to monetize enhanced Retailer iQ functionality, and our inability to efficiently integrate Retailer iQ with a retailer’s system. Even if we are successful in driving the adoption and usage of Retailer iQ by retailers, CPGs and consumers, if Retailer iQ fee arrangements or transaction volumes, or the mix of offers, change or do not meet our projections, our revenues may be harmed. We expect that the market will evolve in ways which may be difficult to predict. It is also possible that digital coupon offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers. Also, if our continued innovation and implementation of new initiatives associated with the digital print coupons, including our new mobile print solution, does not grow as we expect, our business may be harmed. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted.

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

When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, we pay a distribution fee to the retailer or publisher, which, in some cases may be prepaid prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, there is a risk that certain prepaid distribution fees with some of the retailers may not be recoverable. At March 31, 2016 and December 31, 2015, we had $7.2 million and $7.5 million, respectively, of prepaid non-refundable payments with some of our Retailer iQ partners.

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

The methods by which consumers access digital coupons are varied and evolving. Our platform has been designed to engage consumers at the critical moments when they are choosing the products they will buy and where they will shop. Consumers can select our digital coupons both online through web, mobile and in-store. In order for us to maintain and increase our revenues, we must be a leading provider of digital coupons in each of the forms by which consumers access them. As consumer behavior in accessing digital coupons changes and new distribution channels emerge, if we do not successfully respond and do not develop products or solutions that are widely accepted and generate revenues we may be unable to retain consumers or attract new consumers and as a result, CPGs and retailers, and our business may suffer. For example, our revenue growth was adversely affected in the third quarter of 2015 as compared to the same period in the prior year due in part an increasing number of consumers wanting to print from their mobile device. Although we have recently attempted to address this concern with the implementation of a solution enabling mobile users to print directly from their devices in the fourth quarter of 2015, there is no guarantee that this solution will be successful in responding to the changing needs of consumers.

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

Factors adversely affecting performance marketing programs and our relationships with performance marketing networks and brand partners, or the termination of these relationships, may adversely affect our ability to attract and retain merchants and our coupon codes business.

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

With respect to personal data transfers from the European Economic Area, or EEA, we have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which established a means for legitimizing the transfer of personally identifiable information by U.S. companies doing business in Europe from the  EEA to the U.S. As a result of an October 2015 decision of the European Union Court of Justice, or ECJ, , the U.S.-EU Safe Harbor Framework is now deemed to be an invalid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. U.S. and EU authorities reached a political agreement in February 2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield, but it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA to the U.S We have engaged in certain actions in an effort to legitimize our transfers of personal data from the EEA to the U.S., and we anticipate engaging in additional activities in an effort to do so going forward. We may continue to be unsuccessful in establishing legitimate means of transferring all personal data from the EEA, we may experience reluctance or refusal by European consumers, retailers or CPGs to continue to use our solutions due to the potential risk exposure to such individuals and organizations as a result of the ECJ ruling, and we and our CPG and retailer partners are at risk of enforcement actions taken by an EU data protection authority until we ensure that all applicable data transfers to us from the EEA are legitimized.  In addition, legislators in the EU  recently adopted the General Data Protection Regulation, or GDPR, a new regulation set to become effective in May 2018 that  will supersede the 1995 EU Data Protection Directive, and include more stringent operational requirements for processors and controllers of personal data, including payment card information, and impose significant penalties for non-compliance. We may incur liabilities, expenses, costs, and other operational losses when the GDPR is effective and in connection with any measures we take to comply with it.

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

Effective trade secret, copyright, trademark and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. We are seeking to protect our trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. Litigation may be necessary to enforce our intellectual property rights, protect our respective trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may incur significant costs in enforcing our trademarks against those who attempt to imitate our Coupons.com and Quotient Technology brands. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

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

To date, we have generated almost all of our revenues from within the United States. As a result, we currently do not have significant revenues or expenses in our international operations and we do not hedge our foreign currency exchange risk. However, we plan to grow our operations and offerings through expansion in existing international markets and by partnering with our existing CPGs and retailers to enter new geographies that are important to them. For example, we opened a research and development facility in Bangalore, India and acquired Shopmium S.A., which has research and development operations in Paris, France. As we expand our business outside the United States we will face exposure to adverse movements in currency exchange rates. We will be exposed to foreign exchange rate fluctuations from the conversion of collections and expenses not denominated in U.S. dollars. If the U.S. dollar weakens against foreign currencies, the conversion of these foreign currency denominated transactions will result in increased revenues, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, the conversion of these foreign currency denominated transaction will result in decreased revenues, operating expenses and net income. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. Our risks related to currency fluctuations will increase as our international operations become an increasing portion of our business. In addition, we face exposure to fluctuations in interest rates which may impact our investment income unfavorably.

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

●

difficulty hiring and retaining appropriate personnel due to intense competition for such resources and resulting wage inflation in the cities where our research and development activities and operations are located;

●	the knowledge transfer related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our customers and other third parties;
●	heightened exposure to change in the economic, security and political conditions in the countries where our research and development activities and operations are located;
●	fluctuations in currency exchange rates and regulatory compliance in the countries where our research and development activities and operations are located;
●	delays and inefficiencies caused by geographical separation of our international research and development activities and operations; and
●

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

Many states and certain foreign jurisdictions impose license and registration obligations on those companies engaged in the business of money transmission, with varying definitions of what constitutes money transmission. If our mobile shopping and receipt scanning cash-back platform were to subject us to any applicable state or foreign laws, it could subject us to increased compliance costs and delay our ability to offer this product in certain jurisdictions pending receipt of any necessary licenses or registrations.

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

The price of our stock may change in response to variations in our operating results and also may change in response to other factors, including factors specific to technology companies, many of which are beyond our control. As a result, our stock price may experience significant volatility. Among other factors that could affect our stock price are:

●	the financial projections that we or analysts may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections;
●	actual or anticipated changes or fluctuations in our results of operations;
●	whether our results of operations meet the expectations of securities analysts or investors;
●	the development and sustainability of an active trading market for our common stock;
●	price and volume fluctuations in the overall stock market from time to time;
●	fluctuations in the trading volume of our shares or the size of our public float;
●	success of competitive products or services;
●	the public’s response to press releases or other public announcements by us or others, including our filings with the SEC;
●	announcements relating to litigation;
●	speculation about our business in the press or the investment community;
●	future sales of our common stock by our significant stockholders, officers and directors;
●	changes in our capital structure, such as future issuances of debt or equity securities;
●	our entry into new markets;

●	regulatory developments in the United States or foreign countries;
●	strategic actions by us or our competitors, such as acquisitions or restructurings; and
●	changes in accounting principles.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 82,105,905 shares of common stock outstanding as of March 31, 2016, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 71.2% of our outstanding common stock, based on the number of shares outstanding as of March 31, 2016. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In February of 2015, our board of directors approved a share repurchase program pursuant to which we are authorized to repurchase shares of our stock having an aggregate value of up to $50.0 million. In February of 2016 our board of directors approved a new share purchase program with a one-year term on terms substantially similar to the program approved in February of 2015. From January 1, 2016 through March 31, 2016, we repurchased $11.0 million in stock under our total authorized amounts under our new and old share purchase programs. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

●	require that directors only be removed from office for cause and only upon a majority stockholder vote;
●	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;
●	prevent stockholders from calling special meetings; and
●	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2016	870,197	$5.69	870,197	$21,615,000
February 1 - 29, 2016	591,461	6.56	591,461	49,061,000
March 1 -31, 2016	227,500	9.19	227,500	46,970,000
Total	1,689,158	$6.47	1,689,158	$46,970,000

(1)

On February 5, 2015, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $50.0 million of the Company’s common stock during the period commencing February 20, 2015 and ending February 20, 2016.  Through February 2016, a total of $31.3 million in stock was repurchased under this Program.

In February 2016, the Company’s Board of Directors authorized a new share purchase program to repurchase up to $ 50.0 million of the Company’s common stock through February 2017. During the three months ended March 31, 2016, the Company had repurchased 1,689,158 shares of its common stock for an aggregate amount of $11.0 million.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTIENT TECHNOLOGY INC.

Dated: May 6, 2016	By:	/s/ Steven R. Boal
Steven R. Boal
Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2016	By:	/s/ Jennifer Ceran
Jennifer Ceran
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	03/11/16
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/06/15
4.1	Form of Registrant’s Common Stock Certificate	S-1/A	333-193692	4.1	02/25/14
4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	01/31/14
31.1	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X