Form 10-Q
period 2016-06-30
Quotient Technology Inc.
filed 2016-08-09
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016, the registrant had 83,938,922 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$131,424	$134,947
Short-term investments	25,060	25,000
Accounts receivable, net of allowance for doubtful accounts of $883 and $833 at June 30, 2016 and December 31, 2015, respectively	61,309	63,239
Prepaid expenses and other current assets	7,826	5,297
Total current assets	225,619	228,483
Property and equipment, net	20,964	25,128
Intangible assets, net	12,791	14,880
Goodwill	43,895	43,895
Other assets	7,731	8,685
Total assets	$311,000	$321,071
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,789	$8,187
Accrued compensation and benefits	10,931	15,237
Other current liabilities	15,943	20,170
Deferred revenues	7,162	7,342
Total current liabilities	39,825	50,936
Other non-current liabilities	263	5
Deferred rent	1,903	701
Contingent consideration related to acquisitions	687	1,407
Deferred tax liabilities	2,621	2,532
Total liabilities	45,299	55,581
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 93,359,957 shares issued and 83,724,705 outstanding at June 30, 2016; 89,935,381 shares issued and 81,995,286 outstanding at December 31, 2015	1	1
Additional paid-in capital	593,516	570,588
Treasury stock, at cost	(96,449)	(85,427)
Accumulated other comprehensive loss	(741)	(747)
Accumulated deficit	(230,626)	(218,925)
Total stockholders’ equity	265,701	265,490
Total liabilities and stockholders’ equity	$311,000	$321,071

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$67,247	$55,867	$133,298	$111,429
Costs and expenses:
Cost of revenues	25,162	22,122	50,374	43,989
Sales and marketing	22,741	21,834	47,241	42,918
Research and development	12,473	11,839	26,005	24,781
General and administrative	11,103	7,867	22,353	16,358
Change in fair value of contingent consideration	(966)	2,076	(1,068)	1,722
Total costs and expenses	70,513	65,738	144,905	129,768
Loss from operations	(3,266)	(9,871)	(11,607)	(18,339)
Interest expense	—	(82)	—	(162)
Other income (expense), net	(172)	40	20	(21)
Gain on sale of a right to use a web domain name	—	—	—	4,800
Loss before income taxes	(3,438)	(9,913)	(11,587)	(13,722)
Provision for (benefit from) income taxes	68	(571)	114	(379)
Net loss	$(3,506)	$(9,342)	$(11,701)	$(13,343)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.11)	$(0.14)	$(0.16)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	83,186	82,980	82,852	82,575

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(3,506)	$(9,342)	$(11,701)	$(13,343)
Other comprehensive (income) loss:
Foreign currency translation adjustments	5	48	6	(17)
Comprehensive loss	$(3,501)	$(9,294)	$(11,695)	$(13,360)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,701)	$(13,343)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,108	7,780
Stock-based compensation	14,919	17,439
Amortization of debt issuance costs	—	38
Loss on disposal of property and equipment	216	—
Gain on sale of a right to use a web domain name	—	(4,800)
Allowance for doubtful accounts	151	(34)
Deferred income taxes	114	(525)
Change in fair value of contingent consideration	(1,068)	1,722
Changes in operating assets and liabilities:
Accounts receivable	1,779	2,255
Prepaid expenses and other current assets	(1,645)	(1,213)
Accounts payable and other current liabilities	(3,402)	1,358
Accrued compensation and benefits	(4,306)	(5,391)
Deferred revenues	(180)	764
Net cash provided by operating activities	4,985	6,050

Cash flows from investing activities:
Purchases of property and equipment	(3,469)	(3,961)
Purchase of intangible assets	—	(35)
Purchase of short-term investments	(25,060)	—
Proceeds from maturity of short-term investment	25,000	—
Proceeds from sale of a right to use a web domain name	—	4,800
Net cash provided by (used in) investing activities	(3,529)	804

Cash flows from financing activities:
Proceeds from issuance of common stock	6,066	4,218
Repurchases of common stock	(11,022)	(2,082)
Principal payments on capital lease obligations	(26)	(30)
Net cash provided by (used in) financing activities	(4,982)	2,106
Effect of exchange rates on cash and cash equivalents	3	—
Net (decrease) increase in cash and cash equivalents	(3,523)	8,960
Cash and cash equivalents at beginning of period	134,947	201,075
Cash and cash equivalents at end of period	$131,424	$210,035

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

Foreign Currency

Prior to the first quarter of 2016, the functional currency of each of the Company’s international subsidiaries was the local currency, as its international subsidiaries negotiated and managed business locally with minimal involvement from the U.S. parent entity.

Beginning the first quarter of 2016, the functional currency of certain international subsidiaries changed from its local currency to USD. The change in functional currency was the result of changes in the Company’s international strategy primarily resulting from the acquisition of Shopmium S.A. (a private company based in France). The Company acquired Shopmium S.A. as part of its strategy to broaden international operations and subsequently, the Company reviewed its international strategy, including management of its relationships with international Consumer Packaged Goods (CPGs) brands, evaluation of worldwide competition and international pricing strategy, its plan to manage future billings and collections for international customers and plan to further develop the acquired technology for its subsequent use by various entities. Consequently, as part of the Company’s new international strategy and changes to the way the Company runs its business internationally, it modified its existing international structure and entered into various inter-company licensing agreements between its U.S. entity and certain international entities. As these changes were significant, the Company considered the economic factors outlined in ASC 830, Foreign Currency Matters, for the determination of the functional currency. The Company concluded that most of the factors pointed to the use of the parent’s currency (USD) as the functional currency, which resulted in a change in functional currency to USD for such international subsidiaries.

The change in functional currency is applied on a prospective basis beginning with our first quarter of 2016 and translation adjustments for prior periods will continue to remain as a component of accumulated other comprehensive loss.

Gains (losses) from foreign currency transactions are included in other income (expense), net in the accompanying condensed consolidated statements of operations. Foreign currency transaction gains (losses) were immaterial in the three and six months ended June 30, 2016.

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

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842). The guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The standard is effective for public business entities for annual reporting periods beginning after December 15 2018, and interim periods within that reporting period, which would be the first quarter of 2019 for the Company. Early adoption is permitted. ASU 2016-02 is required to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

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

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$19,990	$—	$—	$19,990
Certificate of deposit (2)	—	25,060	—	25,060
Total	$19,990	$25,060	$—	$45,050
Liabilities:
Contingent consideration related to Shopmium acquisition	$—	$—	$687	$687
Total	$—	$—	$687	$687

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$19,948	$—	$—	$19,948
Certificate of deposit (2)	—	25,000	—	25,000
Total	$19,948	$25,000	$—	$44,948
Liabilities:
Contingent consideration related to Eckim acquisition (3)	$2,291	$—	$—	$2,291
Contingent consideration related to Shopmium acquisition	—	—	1,407	1,407
Total	$2,291	$—	$1,407	$3,698

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

The fair value of contingent consideration related to the acquisition of Shopmium S.A. (Shopmium) was estimated using a Monte Carlo simulation and was based on significant inputs not observable in the market, thus classified as a Level 3 instrument. The inputs include the expected achievement of certain revenue and profit milestones for the years ending December 31, 2016 and 2017, historical volatility and risk free interest rate.

The fair value of contingent consideration related to the asset purchase agreement with Eckim LLC (Eckim) was the result of the earnout period ending for measuring shares issuable on Eckim achieving certain revenue and profit milestones as of December 31, 2015. The inputs include the Company’s stock price and the number of shares issuable.

On January 26, 2016, the Company and the sellers of Eckim agreed on performance against the milestones and the shares to be issued. Accordingly, the Company reclassified the contingent liability of $1.9 million related to Eckim to stockholder’s equity in the first quarter of 2016. The shares were issued during the second quarter of 2016.

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Eckim	Shopmium	Eckim	Shopmium
	Level 1	Level 3	Level 1	Level 3
Balance at the beginning of period	$—	$1,653	$2,291	$1,407
Change in fair value	—	(966)	(348)	(720)
Settlement	—	—	(1,943)	—
Balance as of June 30, 2016	$—	$687	$—	$687

For the three and six months ended June 30, 2016, the Company recorded gains of $1.0 million and $1.1 million, respectively, related to the changes in fair value of contingent consideration. The change in fair value of Shopmium contingent consideration is due to a decline in expected revenue and profit milestones for the years ending December 31, 2016 and 2017. The change in fair value of Eckim contingent consideration is due to changes in the Company’s stock price at the valuation dates. The changes in the fair value of the contingent consideration is included as a component of operations in the accompanying condensed consolidated statements of operations.

There were no transfers between fair value hierarchies during the three and six months ended June 30, 2016 and 2015.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at the beginning of period	$711	$407	$833	$408
Bad debt expense (reversal)	210	(43)	151	(34)
Write-offs, net	(38)	(119)	(101)	(129)
Balance as of June 30, 2016	$883	$245	$883	$245

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Software	$32,478	$33,139
Computer equipment	23,032	21,186
Leasehold improvements	6,475	4,721
Furniture and fixtures	1,968	1,670
Total	63,953	60,716
Accumulated depreciation and amortization	(45,354)	(39,124)
Projects in process	2,365	3,536
Property and equipment, net	$20,964	$25,128

Depreciation and amortization expense related to property and equipment was $4.0 million and $3.2 million for the three months ended June 30, 2016 and 2015, respectively, and $7.9 million and $6.3 million for the six months ended June 30, 2016 and 2015, respectively.

The Company capitalized no internal use software development and enhancement costs primarily associated with the Company’s Retailer iQ platform during the three months ended June 30, 2016, while $0.1 million of costs were capitalized during the six months ended June 30, 2016, and $0.5 million and $0.9 million during the three and six months ended June 30, 2015, respectively. Amortization expense related to internal use software recorded as cost of revenues was $2.7 million and $2.3 million during the three months ended June 30, 2016 and 2015, respectively, and $5.3 million and $4.6 million during the six months ended June 30, 2016 and 2015, respectively. The unamortized capitalized development and enhancement costs were $5.8 million and $11.1 million as of June 30, 2016 and December 31, 2015, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Bonus	$4,323	$6,858
Commissions	2,491	3,645
Vacation	2,007	2,118
Payroll and related expenses	2,110	2,616
Accrued compensation and benefits	$10,931	$15,237

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Distribution fees	$8,714	$8,349
Marketing expenses	2,503	3,336
Deferred rent, current	456	346
Legal and professional fees	638	745
Accrued property and equipment	139	929
Contingent consideration	—	2,291
Other	3,493	4,174
Other current liabilities	$15,943	$20,170

6. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2016
	Gross	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Amortization Period (Years)
Customer relationships	$8,860	$(4,159)	$(36)	$4,665	4
Developed technologies	7,460	(2,408)	(89)	4,963	4
Domain names	5,948	(3,739)	(9)	2,200	3
Patents	975	(692)	—	283	6
Vendor relationships	890	(556)	—	334	2
Registered users	420	(69)	(11)	340	4
Trade names	167	(162)	1	6	0.2
	$24,720	$(11,785)	$(144)	$12,791	4

As of June 30, 2016, the Company has a domain name with a gross value of $0.4 million that has an indefinite useful life, hence is not subject to amortization.

	December 31, 2015
	Gross	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Amortization Period (Years)
Customer relationships	$8,860	$(3,345)	$(36)	$5,479	4
Developed technologies	7,460	(1,709)	(89)	5,662	4
Domain names	5,948	(3,419)	(9)	2,520	3
Patents	1,050	(686)	—	364	6
Vendor relationships	890	(445)	—	445	2
Registered users	420	(18)	(11)	391	4
Trade names	167	(149)	1	19	1
	$24,795	$(9,771)	$(144)	$14,880	4

Amortization expense related to intangible assets subject to amortization was $1.1 million and $0.7 million during the three months ended June 30, 2016 and 2015, respectively, and $2.2 million and $1.5 million during the six months ended June 30, 2016 and 2015, respectively. Estimated future amortization expense related to intangible assets as of June 30, 2016 is as follows (in thousands):

Total
2016, remaining six months	$1,969
2017	3,712
2018	3,435
2019	2,346
2020	908
2021 and beyond	68
Total estimated amortization expense	$12,438

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

Stock Options

The fair value of each option was estimated on the date of grant for the period presented using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected life (in years)	2.75 – 5.50	5.50 – 6.08	2.75 – 6.08	5.50 – 6.08
Risk-free interest rate	0.68% – 1.30%	1.82% – 1.89%	0.68% – 1.34%	1.82% – 1.89%
Volatility	60% – 70%	55%	60% – 70%	55%
Dividend yield	—	—	—	—

The weighted-average grant-date fair value of options granted was $12.57 and $6.72 per share during the three months ended June 30, 2016 and 2015, respectively, and $8.61 and $6.72 per share during the six months ended June 30, 2016 and 2015, respectively.

Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2015	2,889,301	6,786,446	$13.14	8,469,666	$7.62	5.91	$19,231
Increase in shares authorized	3,279,811
Options granted	(2,012,432)			2,012,432	$8.61
Options exercised	—			(1,237,674)	$4.47		$6,536
Options canceled or expired	225,075			(225,075)	$8.81
RSUs granted	(2,278,347)	2,278,347	$9.69
RSUs vested	—	(1,761,995)	$12.89
RSUs canceled or expired	859,656	(859,656)	$12.48
Balance as of June 30, 2016	2,963,064	6,443,142	$11.55	9,019,349	$8.24	6.46	$57,739
Vested and expected to vest as of June 30, 2016				8,397,438	$8.01	6.26	$55,366
Vested and exercisable as of June 30, 2016				5,837,130	$6.94	5.13	$44,901

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options which vested was $0.6 million and $1.0 million during the three months ended June 30, 2016 and 2015, respectively, and $ 1.5 million and $2.2 million during the six months ended June 30, 2016 and 2015, respectively.

Employee Stock Purchase Plan

Eligible employees can enroll and elect to contribute up to 15% of their base compensation through payroll withholdings in each offering period which is six months in duration, subject to certain limitations. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected life (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	0.38%	0.08%	0.38%	0.08%
Volatility	74%	63%	74%	63%
Dividend yield	—	—	—	—

As of June 30, 2016, a total of 460,502 shares of common stock were issued under the 2013 Employee Stock Purchase Plan (“ESPP”).  As of June 30, 2016, a total of 1,539,498 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$476	$433	$961	$882
Sales and marketing	1,508	3,432	3,072	6,373
Research and development	1,624	2,266	3,847	5,050
General and administrative	3,701	2,376	7,039	5,134
Total stock-based compensation expense	$7,309	$8,507	$14,919	$17,439

During the quarter ended June 30, 2016, the Company recorded $1.0 million of stock-based compensation expense on account of modification of stock options and RSUs granted to a former employee pursuant to transitioning from an employee to a special advisor consulting arrangement. Under the original terms of the grant agreements, the unvested options and RSUs would be forfeited upon termination. The transition arrangement extended the period over which the vested awards can be exercised and allows for continued vesting of unvested options and RSUs subject to the former employee continuing to provide services in accordance with the special advisor consulting arrangement. The expense is included in general and administrative expense in the Company’s condensed consolidated statement of operations.

The amount of stock-based compensation cost capitalized in property and equipment, net, on the accompanying condensed consolidated balance sheets, was immaterial for all periods presented.

As of June 30, 2016, there was $58.4 million of unrecognized stock-based compensation expense (net of estimated forfeitures), of which $11.2 million is related to stock options and ESPP shares and $47.2 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of June 30, 2016 will be amortized over a weighted-average period of 2.77 years. The total unrecognized stock-based compensation expense related to RSUs as of June 30, 2016 will be amortized over a weighted-average period of 2.73 years.

9. Common Stock Repurchase Program

In February 2015, the Company’s Board of Directors authorized a Share Repurchase Program (“Program”) to repurchase up to $50.0 million of the Company’s common stock through February 2016, subject to certain limitations. Through February 2016, a total of $31.3 million in stock was repurchased under this Program. The Program expired in February 2016 with an unused balance of $18.7 million. In February 2016, the Company’s Board of Directors authorized a new share repurchase program (“New Program”) to repurchase up to $50.0 million of the Company’s common stock through February 2017. During the three and six months ended June 30, 2016, the Company repurchased shares of its common stock for an aggregate amount of $0.1 million and $11.0 million, respectively. As of June 30, 2016, $46.9 million remains available for future share repurchases under the New Program.

10. Income Taxes

The Company recorded an income tax provision of $0.1 million during the three and six months ended June 30, 2016, and income tax benefit of $0.6 million and $0.4 million during the three and six months ended June 30, 2015, respectively. The income tax provision during the three and six months ended June 30, 2016 was primarily attributable to a net increase in deferred tax liabilities associated with the change in fair value of contingent consideration from prior year acquisitions and a decrease in foreign income taxed at non-US tax rates. The income tax benefit during the three and six months ended June 30, 2015 was primarily attributable to the net decrease in deferred tax liabilities associated with the change in fair value of contingent consideration from prior acquisitions.

The Company’s federal income tax returns for calendar years 2013 and 2014 are under examination by the Internal Revenue Service. The Company believes that an adequate provision has been made for any adjustments that may result from the IRS examination.

11. Net Loss Per Share

The computation of the Company’s basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(3,506)	$(9,342)	$(11,701)	$(13,343)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	83,186	82,980	82,852	82,575

Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.11)	$(0.14)	$(0.16)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Six Months Ended June 30,
	2016	2015
Stock options and ESPP	9,119	8,819
Restricted stock units	6,443	7,344
	15,562	16,163

12. Commitments and Contingencies

Leases

As of June 30, 2016, the Company’s minimum payments under its non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2016, remaining six months	$1,974	$24
2017	2,323	22
2018	2,004	18
2019	2,004	1
2020	1,989	—
2021 and thereafter	2,382	—
Total minimum payments	$12,676	$65

Less: Amount representing interest		3
Present value of capital lease obligations		62
Less: Current portion		33
Capital lease obligation, net of current portion		$29

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

Rent expense pursuant to all operating lease agreements was $1.0 million to $0.8 million for the three months ended June 30, 2016 and 2015, respectively, and $1.9 million and $1.6 million during the six months ended June 30, 2016 and 2015, respectively.

Purchase Obligations

The Company has unconditional purchase obligations which expire through 2034 in the amount of $6.8 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which it uses for sales and marketing purposes.

Other Contractual Commitments

The Company has entered into service agreements under which the Company is obligated to prepay non-refundable amounts of up to $3.7 million over three years or earlier upon achievement of certain milestones. As of June 30, 2016, the Company has a remaining non-refundable and unamortized prepayment balance of $6.7 million recorded in other assets on the accompanying condensed consolidated balance sheets. These prepayments will be recognized as cost of revenues over the related service period.

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

Litigation

On March 11, 2015, a putative stockholder class action lawsuit was filed against us, the members of our board of directors, certain of our executive officers and the underwriters of our IPO: Nguyen v. Coupons.com Incorporated, Case No. CGC-15-544654 (California Superior Court, San Francisco County). The complaint asserts claims under the Securities Act and seeks unspecified damages and other relief on behalf of a putative class of persons and entities who purchased stock pursuant or traceable to the registration statement and prospectus for our IPO. Plaintiff Nguyen requested and obtained a dismissal without prejudice of his San Francisco action and filed another complaint with substantially the same allegations in the Santa Clara County Superior Court, Nguyen v. Coupons.com Incorporated, Case No. 1-15-CV-278777 (California Superior Court, Santa Clara County) (Mar. 30, 2015). Three other complaints with substantially the same allegations have also been filed: O’Donnell v. Coupons.com Incorporated, Case No. 1-15-CV-278399 (California Superior Court, Santa Clara County) (Mar. 20, 2015); So v. Coupons.com Incorporated, Case No. 1-15-CV-278774 (California Superior Court, Santa Clara County) (Mar. 30, 2015); and Silverberg v. Coupons.com Incorporated, Case No. 1-15-CV-278891 (California Superior Court, Santa Clara County) (Apr. 2, 2015). On May 7, 2015, the Santa Clara court consolidated the Nguyen, So and Silverberg actions with the O’Donnell action. The Court sustained defendants’ demurrer to the consolidated complaint with leave to amend. On December 14, 2015, plaintiffs filed an amended consolidated complaint. The Court sustained defendants’ demurrer to the amended consolidated complaint without leave to amend on May 25, 2016, and on July 13, 2016 entered final judgment in our favor. We intend to defend the litigation vigorously if plaintiffs continue to litigate. Based on information currently available, we believe that the potential for liability for the above claims is remote.

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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for claims as of June 30, 2016 and December 31, 2015. We expense legal fees in the period in which they are incurred.

13. Employee Benefit Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests fully after four years of continuous employment. The Company’s matching contribution expense was $0.4 million and $0.3 million during the three months ended June 30, 2016 and 2015, respectively, and $1.0 million during each of the six months ended June 30, 2016 and 2015.

14. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these condensed consolidated financial statements taken as a whole.

15. Subsequent Events

On July 1, 2016, the Company entered into a Second Amendment to Office Lease (the “Second Amendment”) with Google Inc., a Delaware Corporation to amend certain existing lease arrangements. The Second Amendment (i) extends the term of certain lease arrangements through December 31, 2019, (ii) reduces the existing premises containing approximately 66,163 rentable square feet to remaining premises containing approximately 48,913 rentable square feet, and (iii) establishes a schedule of monthly basic rent totaling $6.1 million for the extended lease period. A complete copy of the Second Amendment is filed herewith as part of this Quarterly Report on Form 10-Q.

On July 18, 2018, the Company announced Jennifer Ceran, has given notice of her intention to step down as Chief Financial Officer effective August 9, 2016. The terms of Ms. Ceran’s transition and termination of employment with the Company are described in the Company’s current report on Form 8-K filed with the SEC on August 2, 2016.

On August 2, 2016, the Company announced the appointment of Mr. Ronald J. Fior as the Company’s CFO, effective on or around August 10, 2016. The terms of Mr. Fior’s employment with the Company are described in the Company’s current report on Form 8-K filed with the SEC on August 2, 2016.

On August 3, 2016, the Company entered into a services and data agreement which among other things, provides the Company with certain exclusive rights to provide promotions and media, and the use of shopper data for approximately 5.5 years. In addition, certain rights may continue on a non-exclusive basis for up to an additional 4.5 years. In exchange, the Company agreed to issue 3,000,000 shares of common stock, of which 1,000,000 shares shall be issued as promptly and practicable within five business days of execution of the agreement and the remaining 2,000,000 shares of common stock of the Company will be held in escrow and released in future pending the satisfaction of certain milestones. The Company will allocate the fair value of consideration exchanged to the assets acquired which will be amortized over the estimated useful life of such assets. For additional details, refer to the Company’s current report on Form 8-K filed with SEC on August 8, 2016.

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

Our core promotions and media solutions, which we refer to as Quotient Promotions and Quotient Media, respectively, reach millions of shoppers every day through our extensive network. That network includes our flagship site and mobile app, Coupons.com, our publisher network of thousands of registered partner sites, which have distributed or may distribute our offers and media, as well the web and mobile properties of our CPG and retailer partners. We refer to our emerging solutions around our data and analytic capabilities as Quotient Insights. Our network is made up of three constituencies: over 2,000 brands from approximately 700 CPGs; retailers across multiple classes of trade such as grocery, drug, dollar, club, and mass merchandise channels; and consumers visiting our web, mobile properties, social channels, as well as those of our CPGs, retailers and publishers.

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

Second Quarter 2016 Overview

Quarterly revenues of $67.2 million for the second quarter of 2016 increased $11.4 million, or 20%, from revenues of $55.9 million in the same period in 2015. Our net loss of $3.5 million in the second quarter of 2016 decreased by $5.8 million, as compared to the net loss of $9.3 million in the same period in 2015. The year over year increase in our quarterly revenues was primarily related to increased revenues from digital promotions and to a lesser extent higher revenues from digital media campaigns. Contributing factors to the year over year increase in revenues also included an increasing number of consumers wanting to print from their mobile device, as well as timing of Retailer iQ implementations and, to a lesser extent, higher revenues from digital media campaigns. The decrease in our net loss in the second quarter of 2016 compared to the same period in 2015 was primarily driven by increased revenues and gain from the change in fair value of contingent consideration related to the Shopmium acquisition partially offset by increased operating expenses, most significant of which were general and administrative expenses. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.

Our operating expenses may increase in the future as we continue to invest in (i) research and development to enhance our platform; (ii) sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers; and, (iii) corporate infrastructure; and to incur additional general and administrative expenses associated with being a public company, including increased legal and accounting expenses, higher insurance premiums and compliance costs associated with the Sarbanes-Oxley Act.

Non- GAAP Financial Measure and Key Operating Metrics

Adjusted Earnings Before Income Taxes, Depreciation and Amortization (Adjusted EBITDA), a non-GAAP financial measure, is a key metric used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short and long-term operational plans, and to determine bonus payouts. In particular, we believe that the exclusion of the expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, Adjusted EBITDA is a key financial metric used by the compensation committee of our board of directors in connection with the determination of compensation for our executive officers. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(3,506)	$(9,342)	$(11,701)	$(13,343)
Adjusted EBITDA	8,057	4,584	12,352	8,602
Transactions	534,854	372,006	1,072,039	784,647

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(3,506)	$(9,342)	$(11,701)	$(13,343)
Adjustments:
Stock-based compensation	7,309	8,507	14,919	17,439
Depreciation and amortization	4,980	3,872	10,108	7,780
Change in fair value of contingent consideration	(966)	2,076	(1,068)	1,722
Interest expense	—	82	—	162
Other income (expense), net	172	(40)	(20)	21
Provision for (benefit from) income taxes	68	(571)	114	(379)
Gain on sale of a right to use a web domain name	—	—	—	(4,800)
Total adjustments	$11,563	$13,926	$24,053	$21,945

Adjusted EBITDA	$8,057	$4,584	$12,352	$8,602

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

Ability to scale Retailer iQ and further integrate with Retailers.    Our ability to grow our revenues will depend upon our ability to continue to successfully implement and scale Retailer iQ among retailers. If we are unable to continue to successfully implement Retailer iQ, if the implementation or marketing of Retailer iQ is delayed or it is not adopted and supported with sufficient resources by retailers, the growth in our revenues will be adversely affected, which in turn could impact the recoverability of prepaid non-refundable payments with some of our Retailer iQ partners. Our ability to grow our revenue in the future is also dependent upon our ability to further integrate digital promotions and media into retailers’ loyalty or point of sale systems and other channels so that CPGs and retailers can more effectively engage consumers and drive their own sales.

Growth of our consumer selection and digital offerings.    Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Retailer iQ, mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail, including coupon codes, leverage our reach to consumers and the strength of our platform to broaden the selection and use of coupon codes by consumers, and manage the transition from digital print coupons to digital paperless coupons as well as the transition from desktop to mobile platforms.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016		2015		2016		2015
Revenues	$67,247	100.0%	$55,867	100.0%	$133,298	100.0%	$111,429	100.0%
Cost of revenues	25,162	37.4%	22,122	39.6%	50,374	37.8%	43,989	39.5%
Gross profit	42,085	62.6%	33,745	60.4%	82,924	62.2%	67,440	60.5%
Operating expenses:
Sales and marketing	22,741	33.8%	21,834	39.1%	47,241	35.4%	42,918	38.5%
Research and development	12,473	18.5%	11,839	21.2%	26,005	19.5%	24,781	22.2%
General and administrative	11,103	16.5%	7,867	14.1%	22,353	16.8%	16,358	14.7%
Change in fair value of contingent consideration	(966)	(1.4)%	2,076	3.7%	(1,068)	(0.8)%	1,722	1.6%
Total operating expenses	45,351	67.4%	43,616	78.1%	94,531	70.9%	85,779	77.0%
Loss from operations	(3,266)	(4.8)%	(9,871)	(17.7)%	(11,607)	(8.7)%	(18,339)	(16.5)%
Interest expense	—	(—)%	(82)	(0.1)%	—	(—)%	(162)	(0.1)%
Other income (expense), net	(172)	(0.3)%	40	0.1%	20	—%	(21)	(—)%
Gain on sale of a right to use a web domain name	—	—%	—	—%	—	(—)%	4,800	4.3%
Loss before income taxes	(3,438)	(5.1)%	(9,913)	(17.7)%	(11,587)	(8.7)%	(13,722)	(12.3)%
Provision for (benefit from) income taxes	68	0.1%	(571)	(1.0)%	114	0.1%	(379)	(0.3)%
Net loss	$(3,506)	(5.2)%	$(9,342)	(16.7)%	$(11,701)	(8.8)%	$(13,343)	(12.0)%

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues	$67,247	$55,867	$11,380	20%	$133,298	$111,429	$21,869	20%

Revenues for the quarter ended June 30, 2016 increased $11.4 million, or 20%, as compared to the same period in 2015. The increase was due to revenue growth in both digital promotions and, to a lesser extent, digital media campaigns.  Revenues from digital promotion transactions and digital media campaigns were 76% and 24% respectively, of total revenues for the three months ended June 30, 2016, compared to 73% and 27%, respectively, of total revenues during the same period in 2015. Total digital coupon transactions increased during the quarter ended June 30, 2016 to 534.9 million from 372.0 million during the same period in 2015.

Revenues for the six months ended June 30, 2016 increased $21.9 million, or 20%, as compared to the same period in 2015. The increase was due to the revenue growth in both digital promotions and digital media campaigns. Revenues from digital promotion transactions and digital media campaigns were 76% and 24% respectively, of total revenues for the six months ended June 30, 2016, compared to 75% and 25%, respectively, of total revenues during the same period in 2015. Transactions during the six months ended June 30, 2016 were 1.1 billion compared to 0.8 billion during the same period in 2015.

We expect revenue growth in 2016 from deployments of Retailer iQ and the anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues	$25,162	$22,122	$3,040	14%	$50,374	$43,989	$6,385	15%
Gross profit	$42,085	$33,745	$8,340	25%	$82,924	$67,440	$15,484	23%
Gross margin	63%	60%			62%	61%

Cost of revenues for the quarter ended June 30, 2016 increased $3.0 million, or 14%, as compared to the same period in 2015. The increase was primarily due to higher distribution fees of $3.9 million related to an increase in the number of transactions completed through our platform, an increase in expenses related to the acquisition of Shopmium of $0.4 million and an increase in amortization expense of $0.3 million associated with our Retailer iQ platform, partially offset by a decrease in outsourced data center services fees used to support our business of $1.3 million and reduction in computer equipment expense of $0.3 million.

Gross margin for the quarter ended June 30, 2016 increased to 63% from 60% as compared to the same period in 2015. The increase was primarily due to higher revenue, decreased outsourced data center services fees and benefit from leveraging fixed costs, partially offset by higher distribution fees.

Cost of revenues for the six months ended June 30, 2016 increased $6.4 million, or 15%, as compared to the same period in 2015. The year over year increase was primarily related the increase in distribution fees of $7.2 million, an increase in expense related to the acquisition of Shopmium of $1.0 million and an increase in amortization expense $0.7 million associated with our Retailer iQ platform, partially offset by a decrease in outsourced data center services fees of $2.3 million and reduction in computer equipment expense of $0.3 million.

Gross margin for the six months ended June 30, 2016 slightly increased to 62% from 61%, as compared to the same period in 2015. The increase was primarily due to higher revenue, decreased outsourced data center services fees and benefit from leveraging fixed costs, partially offset by higher distribution fees.

We expect the costs associated with Retailer iQ to continue to increase in the future in absolute dollars as we continue to deploy and scale Retailer iQ across retailers. We also expect the costs associated with distribution and third-party service fees, and expenses related to amortization of intangibles to continue to increase in the future as we continue to expand and scale our distribution network and reach.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales and marketing	$22,741	$21,834	$907	4%	$47,241	$42,918	$4,323	10%
Percent of revenues	34%	39%			35%	39%

Sales and marketing expenses for the quarter ended June 30, 2016 increased $0.9 million, or 4%, as compared to the same period in 2015. The increase was primarily due to an increase in headcount and related expenses of $1.0 million, primarily related to higher salaries and expenses from hiring additional employees to support our growth and business objectives, an increase in promotional and advertising costs of $0.9 million, as a result of our efforts to improve the effectiveness of our distribution channels, and an increase in personnel costs of $0.7 million due to the acquisition of Shopmium, partially offset by a decrease in stock-based compensation expense of $1.9 million.

Sales and marketing expenses for the six months ended June 30, 2016 increased approximately $4.3 million, or 10%, as compared to the same period in 2015. The increase was primarily due to an increase in headcount and related expenses of $2.4 million, an increase in promotional and advertising costs of $2.9 million, and an increase in personnel costs due to the acquisition of Shopmium of $1.4 million, partially offset by a decrease in stock-based compensation expense of $3.3 million.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to incur costs to support our growth and business objectives.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$12,473	$11,839	$634	5%	$26,005	$24,781	$1,224	5%
Percent of revenues	19%	21%			20%	22%

Research and development expenses for the quarter ended June 30, 2016 increased $0.6 million, or 5%, as compared to the same period in 2015. The increase was primarily related to an increase in headcount and related expenses, and additional investment we are making in our internal business technology infrastructure and ongoing investment in our research and development facilities, partially offset by a decrease in stock-based compensation.

Research and development expenses for the six months ended June 30, 2016 increased approximately $1.2 million, or 5%, as compared to the same period in 2015. The increase was primarily related to an increase in headcount and related expenses, and additional investment we are making in our internal business technology infrastructure and ongoing investment in our research and development facilities, partially offset by a decrease in stock-based compensation.

We believe that continued investment in technology is critical to attaining our strategic objectives, considering new product offerings, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
General and administrative	$11,103	$7,867	$3,236	41%	$22,353	$16,358	$5,995	37%
Percent of revenues	17%	14%			17%	15%

General and administrative expenses for the quarter ended June 30, 2016 increased $3.2 million, or 41%, as compared to the same period in 2015. The increase was primarily related to an increase in personnel costs of $1.2 million, an increase in expense of $1.0 million relating to a modification of stock options and RSUs granted to a former employee and an increase in third party consultation services of $0.8 million. The increase in personnel costs relating to salaries, stock-based compensation, and employee-related expenses, was due to an increase in employee headcount required to support our business growth. The increase in third party consultation services relating to legal, accounting and regulatory compliance costs was due to our continued effort to invest in corporate infrastructure and incur additional expenses associated with being a public company.

General and administrative expenses for the six months ended June 30, 2016 increased $6.0 million, or 37%, as compared to the same period in 2015. The increase was primarily related to an increase in personnel costs of $2.9 million, third party consultation services of $1.8 million and an increase in expense of $1.0 million relating to a modification of stock options and RSUs granted to a former employee.

We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act.

Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Change in fair value of contingent consideration	$(966)	$2,076	$(3,042)	(147)%	$(1,068)	$1,722	$(2,790)	(162)%
Percent of revenues	(1)%	4%			(1)%	2%

For the three and six months ended June 30, 2016, we recorded gains of $1.0 million and $1.1 million, respectively, due to the changes in fair value of contingent consideration related to prior acquisitions. During the three months ended June 20, 2016, we recorded a gain of $1.0 million due to the change in fair value of the Shopmium contingent consideration related to a decline in expected revenue and profit milestones for the years ending December 31, 2016 and 2017. During the six months ended June 30, 2016, we recorded a gain of $0.7 million due to the change in fair value of Shopmium contingent consideration and a gain of $0.4 million due to the change in fair value of Eckim contingent consideration related to a decrease in the Company’s stock price when the Company and the sellers of Eckim agreed on the performance against the milestones and the shares that were issued during the three months ended June 30, 2016.

For the three and six months ended June 30, 2015, we recorded a loss of $2.1 million and $1.7 million, respectively, due to the changes in fair value of the contingent consideration of the Eckim acquisition, primarily driven by the increase in the likelihood of Eckim achieving certain revenue and profit milestones.

Non-Operating Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest expense	$—	$(82)	$82	(100)%	$—	$(162)	$162	(100)%
Other income (expense), net	(172)	40	(212)	(530)%	20	(21)	41	(195)%
Gain on sale of a right to use a web domain name	—	—	—	* %	—	4,800	(4,800)	* %
	$(172)	$(42)	$(130)	310%	$20	$4,617	$(4,597)	(100)%

*	Not meaningful.

The decrease in interest expense during the three and six months ended June 30, 2016, as compared to the same period in 2015 was due to repayment in full of $7.5 million outstanding debt obligation under a revolving line of credit with a commercial bank in the third quarter of 2015. The change in other income (expense), net during the three and six months ended June 30, 2016 compared to the same period in 2015 is associated with foreign exchange rate fluctuations. The gain on sale of a right to use a web domain name during the six months ended June 30, 2015 was the result of a $4.8 million gain realized from the sale of a right to use a web domain name through a competitive public auction process.

Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Provision for (benefit from) income taxes	$68	$(571)	$639	(112)%	$114	$(379)	$493	(130)%

The income tax provision of $0.1 million during the three and six months ended June 30, 2016 was primarily attributable to a net increase in deferred tax liabilities associated with the change in fair value of contingent consideration from prior year acquisitions and a decrease in foreign income taxed at non-US tax rates. The income tax benefit of $0.6 million and $0.4 million during the three and six months ended June 30, 2015, respectively, was primarily attributable to the net decrease in deferred tax liabilities primarily associated with the change in fair value of contingent consideration from prior acquisitions.

Liquidity and Capital Resources

As of June 30, 2016, we had $131.4 million in cash and cash equivalents and $25.0 million in short-term investments, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of money market holdings and a certificate of deposit. As of June 30, 2016, $1.2 million of cash was held by our foreign subsidiaries. We do not presently anticipate a need to repatriate these funds for use in our domestic operations, but if we were to do so, any such repatriated cash and cash equivalents could be subject to U.S. income taxes, less any previously paid foreign income taxes.

In the near term, although we intend to continue to manage our operating expenses in line with our existing cash and available financial resources, we anticipate we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth and the costs associated with being a public company. As a public company, we have incurred and expect to continue to incur significant legal, accounting, regulatory compliance and other costs that we did not incur in the periods prior to our IPO with higher increases in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act. In addition, we may use cash to fund acquisitions or invest in other businesses, incur capital expenditures including leasehold improvements or technologies.

In 2015, we terminated our revolving line of credit facility with a commercial bank and paid in full all of $7.5 million outstanding debt obligation under the facility. As of June 30, 2016, there are no amounts outstanding or available under the line of credit.

In February 2015, our Board of Directors authorized a Share Repurchase Program (“Program”) to repurchase up to $50.0 million of the Company’s common stock through February 2016, subject to certain limitations. Through February 2016, a total of $31.3 million in stock was repurchased under this Program. The Program expired in February 2016 with an unused balance of $18.7 million.  In February 2016, our Board of Directors authorized a new share repurchase program (“New Program”) to repurchase up to $50.0 million of the Company’s common stock through February 2017. During the three and six months ended June 30, 2016, the Company repurchased shares of its common stock for an aggregate amount of $0.1 million and $11.0 million, respectively. As of June 30, 2016, $46.9 million remains available for future share repurchases under the New Program.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$4,985	$6,050
Net cash provided by (used in) investing activities	(3,529)	804
Net cash provided by (used in) financing activities	(4,982)	2,106
Effects of exchange rates on cash	3	—
Net (decrease) increase in cash and cash equivalents	$(3,523)	$8,960

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

During the six months ended June 30, 2016, net cash provided by operating activities of $5.0 million, reflects our net loss of $11.7 million adjusted for net non-cash expenses of $24.4 million, partially offset by cash used as a result of changes in working capital of $7.8 million. Non-cash expenses included depreciation and amortization, stock-based compensation, change in the fair value of the contingent consideration, loss on disposal of property and equipment, deferred income taxes and recovery from allowance for doubtful accounts. During the six months ended June 30, 2016, depreciation and amortization increased by $2.3 million associated with the deployment of Retailer iQ, the change in fair value of contingent consideration decreased by $2.8 million due to the change in expected revenue and profit milestones and stock-based compensation expense decreased by $2.5 million due to timing of awards compared to the same period in 2015. The remaining use of cash was from the net change in working capital items, most notably a decrease in accrued compensation and benefits of $4.3 million, a decrease in accounts payable and other current liabilities of $3.4 million, and an increase in prepaid expenses and other assets of $1.6 million related to the timing of payments, and a decrease in deferred revenues of $0.2 million, offset by a decrease in accounts receivable of $1.8 million due to improved collections.

During the six months ended June 30, 2015, net cash provided by operating activities of $6.1 million, reflects our net loss of $13.3 million adjusted for net non-cash expenses of $21.6 million, partially offset by cash used as a result of changes in working capital items of $2.2 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt issuance costs, and change in the fair value of the contingent consideration, offset by a gain on sale of a right to use a web domain name, deferred income taxes and recovery from allowance for doubtful accounts. The remaining use of cash was from the net change in working capital items, most notably a decrease in accrued compensation and benefits of $5.4 million and an increase in prepaid expenses and other assets of $1.2 million related to the timing of payments, offset by a decrease in accounts receivable of $2.3 million due to an increase in billing for media campaigns as well as timing of payments, increase in accounts payable and other current liabilities of $1.4 million and increase in deferred revenues of $0.8 million.

Investing Activities

During the six months ended June 30, 2016, net cash used in investing activities of $3.5 million, reflects purchases of property and equipment that includes technology hardware and software, and leasehold improvements to support our growth as well as capitalized development and enhancement costs related to Retailer iQ. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of Retailer iQ. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future. In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

During the six months ended June 30, 2015, net cash provided by investing activities of $0.8 million, reflects proceeds of $4.8 million from the sale of a right to use a web domain name, partially offset by $4.0 million in purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2016, net cash used in financing activities of $5.0 million, reflects repurchases of our common stock of $11.0 million, partially offset by proceeds received from exercises of stock options of $6.1 million.

During the six months ended June 30, 2015, net cash provided by financing activities of $2.1 million, reflects proceeds received from exercises of stock options of $4.2 million, partially offset by repurchases of our common stock of $2.1 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

Contractual Obligations and Commitments

Refer to Notes 7 and 12 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three and six months ended June 30, 2016 to our commitments and contingencies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2016, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 with the SEC.

Prior to the first quarter of 2016, the functional currency of each of our international subsidiaries was the local currency, as our international subsidiaries negotiated and managed their business locally with minimal involvement from the U.S. parent entity.

Beginning with our first quarter of 2016, the functional currency of certain international subsidiaries changed from the local currency to USD. The change in functional currency was the result of changes in our international strategy primarily resulting from the acquisition of Shopmium S.A. (a private company based in France). We acquired Shopmium S.A. as part of our strategy to broaden our international operations and subsequently, we reviewed our international strategy, including management of our relationships with international Consumer Packaged Goods (CPGs) brands, evaluation of worldwide competition and our international pricing strategy, our plan to manage future billings and collections for our international customers and our plan to further develop the acquired technology for its subsequent use by various entities. Consequently, as part of our new international strategy and changes to the way the Company runs its business internationally, we modified our existing international structure and entered into various inter-company licensing agreements between our U.S. entity and certain international entities. As these changes were significant, we considered the economic factors outlined in ASC 830, Foreign Currency Matters, for the determination of the functional currency. We concluded that most of the factors pointed to the use of the parent’s currency (USD) as the functional currency, which resulted in a change in functional currency to USD for such international subsidiaries.

The change in functional currency is applied on a prospective basis beginning with our first quarter of 2016 and translation adjustments for prior periods will continue to remain as a component of accumulated other comprehensive loss.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q for further information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the three and six months ended June 30, 2016, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2016, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $26.7 million and $23.4 million in 2015 and 2014, respectively, and incurred net loss of $11.7 million for the six months ended June 30, 2016. We have an accumulated deficit of $230.6 million as of June 30, 2016. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

●	sales and marketing;
●	research and development, including new product development;
●	our technology infrastructure;
●	general administration, including legal and accounting expenses related to our growth and continued expenses with respect to being a public company;
●	efforts to expand into new markets; and
●	strategic opportunities, including commercial relationships and acquisitions.

For example, we have incurred and expect to continue to incur expenses developing, improving, integrating, marketing, rolling out and maintaining Retailer iQ, which we launched in the early part of 2014. We also expect to incur expenses related to our data and analytics solutions, Quotient Insights, which may prove to be more costly than currently anticipated, and we may not succeed in increasing our revenues sufficiently to offset these expenses, which could impact the recoverability of prepaid non-refundable payments with some of our Retailer iQ partners amounting to $6.7 million and $7.5 million as of June 30, 2016 and December 31, 2015, respectively. If we are unable to gain efficiencies in our operating costs, our business could be adversely impacted. We cannot be certain that we will be able to attain or maintain profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, our revenues may fluctuate due to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending and we may not always be able to anticipate such fluctuations. Decisions by major CPGs or retailers to delay or reduce their promotional spending or divert spending away from digital promotions, or from our platform, or changes in our fee arrangements with CPGs and retailers, could slow our revenue growth or reduce our revenues. For example, if a greater number of our arrangements with CPGs required us to receive fees upon the actual redemption of digital coupons on our platform rather than activation as is generally done, our revenue growth and revenues could be harmed.

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

●	adapt to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending;
●	further integrate, grow and maintain our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels;
●	support retailers in the continued marketing and rollout of Retailer iQ;
●	grow the number of CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;
●	grow and maintain our retailer network through direct and indirect partnerships;
●	expand the use by consumers of our newest digital promotion and media offerings and broaden the selection and use of digital coupons;
●	manage the transition from desktop to mobile devices;
●	manage the transition from digital print coupons to digital paperless coupons;
●	obtain and increase the number of high quality coupons;
●	grow the number of transactions across our platform;
●	expand the number, variety and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
●	provide compelling mobile solutions to consumers;
●	increase the awareness of our brands, and earn and preserve our reputation;
●	hire, integrate and retain talented personnel;
●	effectively manage growth in our personnel and operations; and
●	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully accomplish any of these actions. Failure to do so could harm our business and cause our operating results to suffer.

If we are unable to successfully respond to changes in the digital promotions market and continue to grow the market, our business could be harmed.

As consumer demand for digital coupons has increased, promotion spending has shifted from traditional coupons through traditional channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital coupons will continue at the same rate and whether the growth of the digital promotions market will continue. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital coupons, does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenues will require increasing the number of brands that are using our platform within each CPG and further integrating such digital promotions with Retailer iQ. If our projections regarding the adoption and usage of Retailer iQ by retailers, CPGs and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the adoption of Retailer iQ generally, including insufficient time, resources or funds committed by retailers to the implementation and promotion of Retailer iQ, a retailer’s decision to delay or forego launching or marketing Retailer iQ, our inability to monetize enhanced Retailer iQ functionality, and our inability to efficiently integrate Retailer iQ with a retailer’s system. Even if we are successful in driving the adoption and usage of Retailer iQ by retailers, CPGs and consumers, if Retailer iQ fee arrangements or transaction volumes, or the mix of offers, change or do not meet our projections, our revenues may be harmed. We expect that the market will evolve in ways which may be difficult to predict. It is also possible that digital coupon offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers. Also, if our continued innovation and implementation of new initiatives associated with the digital print coupons, including our new mobile print solution, does not grow as we expect, our business may be harmed. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted. For example, we are seeing a shift in from digital paper coupons to digital paperless coupons. Our revenues may be harmed if we are unable to manage this transition and the growth of digital paperless coupons is slower than the decline in digital print coupons.

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

The success of our business depends in part on our ability to increase our share of CPG spending on overall coupons and trade promotions, increase media and advertising spending on our platform, increase the number of brands that are using our platform within each CPG, increase our share of retailer spending on coupon codes, maximize the lifetime value of our consumers across all of our products, and increase adoption and scale of Retailer iQ. It also depends on our ability to further integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, as well as our ability to obtain the right to distribute Retailer iQ digital promotions more broadly through our websites and mobile apps and those of our publishers. In addition, we must acquire new CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment venues. If CPGs and retailers do not find that offering digital promotions and media and advertising on our platform enables them to reach consumers and sufficiently increase sales with the scale and effectiveness that is compelling to them, CPGs and retailers may not increase their distribution of digital promotions and media on our platform, or they may decrease them or stop offering them altogether, and new CPGs and retailers may decide not to use our platform.

For example, if CPGs decide that utilizing our platform provides a less effective means of connecting with consumers, we may not be able to increase our prices or CPGs may pay us less. Likewise if retailers decide that our platform is less effective at increasing sales to and loyalty of existing and new consumers, retailers may demand a higher percentage of the total proceeds from each digital promotion that is activated or redeemed or demand minimum guaranteed payments. Furthermore, if existing and new retailers using Retailer iQ do not find that it increases consumer engagement and loyalty, our overall success may be harmed. In addition, we expect to face increased competition, and competitors may accept lower payments from CPGs to attract and acquire new CPGs, or provide retailers and publishers a higher distribution fee than we currently offer to attract and acquire new retailers and publishers. In addition, we may experience attrition in our CPGs, retailers and publishers in the ordinary course of business resulting from several factors, including losses to competitors, changes in CPG budgets, and decisions by CPGs, retailers and publishers to offer digital coupons through their own websites or other channels without using a third-party platform such as ours or through a competitive third party network or platform, and failure to maintain distribution agreements with third party digital promotions networks and platforms. If we are unable to retain and expand our relationships with existing CPGs, retailers and publishers or if we fail to attract new CPGs, retailers and publishers to the extent sufficient to grow our business, or if too many CPGs, retailers and publishers are unwilling to offer digital coupons and media with compelling terms through our platform, we may not increase the number of high quality coupons and marketing campaigns on our platform and our revenues, gross margin and operating results will be adversely affected.

If the distribution fees that we pay as a percentage of our revenues increase, our gross profit and business will be harmed.

When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, we pay a distribution fee to the retailer or publisher, which, in some cases may be prepaid prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, there is a risk that certain prepaid distribution fees with some of the retailers may not be recoverable. At June 30, 2016 and December 31, 2015, we had $6.7 million and $7.5 million, respectively, of prepaid non-refundable payments with some of our Retailer iQ partners.

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

The methods by which consumers access digital coupons are varied and evolving. Our platform has been designed to engage consumers at the critical moments when they are choosing the products they will buy and where they will shop. Consumers can select our digital coupons both online through web and mobile and in-store. In order for us to maintain and increase our revenues, we must be a leading provider of digital coupons in each of the forms by which consumers access them. As consumer behavior in accessing digital coupons changes and new distribution channels emerge, if we do not successfully respond and do not develop products or solutions that are widely accepted and generate revenues we may be unable to retain consumers or attract new consumers and as a result, CPGs and retailers, and our business may suffer. For example, our revenue growth was adversely affected in the third quarter of 2015 as compared to the same period in the prior year due in part to the transition from desktop to mobile and an increasing number of consumers wanting to print from their mobile device. Although we have recently attempted to address this change with the implementation of a solution enabling mobile users to print directly from their devices in the fourth quarter of 2015, there is no guarantee that this solution will be successful in responding to the changing needs of consumers. As another example, we are seeing a transition from digital print coupons to digital paperless coupons. If we do not manage this transition and digital print transactions decline faster than digital paperless transactions increase, our revenues may be harmed.

Consumers are increasingly using mobile devices to access our content, and if we are unsuccessful in expanding the capabilities of our digital coupon solutions for our mobile platforms to allow us to generate net revenues as effectively as our website platforms, our net revenues could decline.

Web usage and the consumption of digital content are increasingly shifting from desktop to mobile platforms such as smartphones and other connected devices. The growth of our business depends in part on our ability to drive engagement, activation and shopping behavior for our retailers and CPGs through these new mobile channels. Our success on mobile platforms will be dependent on our interoperability with popular mobile operating systems that we do not control, such as Android, iOS and Windows Mobile, and any changes in such systems that degrade our functionality, ease of convenience or that give preferential treatment to competitive services could adversely affect usage of our services through mobile devices.

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

●

providers of digital coupons such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire, News America Marketing’s SmartSource., Inmar, and companies that offer coupon codes such as RetailMeNot, Inc., Groupon, Inc., Exponential Interactive, Inc.’s TechBargains.com, Savings.com, Inc and Ebates Performance Marketing, Inc., companies that offer cash back solutions such as iBotta, Inc., and News America Marketing’s Checkout 51, and companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases;

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

Our success depends on the effectiveness of our platform in connecting CPGs and retailers with consumers and with attracting consumer use of the digital coupons delivered through our platform. To the extent we fail to provide digital coupons for high quality, relevant products, or otherwise fail to successfully reach consumers on their mobile device or elsewhere, consumers may become dissatisfied with our platform and decide not to use our digital coupons and elect to use the digital coupons distributed by one of our competitors. As a result of these factors, our CPGs and retailers may not receive the benefits they expect, and CPGs may use the offerings of one of our competitors and retailers may elect to handle coupons themselves or exclude us from integrating with their in-store and point of sale systems or consumer channels, and our operating results would be adversely affected. Similarly, if retailers elect to use a competitive distribution network or platform and we do not have, or fail to maintain, an agreement to distribute content through that network or platform, CPGs may elect to provide digital coupons directly to that network or platform, instead of through our platform.

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

We deliver digital coupons via our platform and we collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Like all businesses that use computer systems and the Internet, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our systems or solutions or that we or our third-party service providers otherwise maintain, including payment systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information, or subject us to fines or higher transaction fees or limit or result in the termination of our access to certain payment methods. If we experience compromises to our security that result in performance or availability problems, the complete shutdown of one or more of our websites and mobile applications or the loss or unauthorized disclosure of confidential information, CPGs, retailers, and consumers may lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely.

Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated or remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. In addition, consumer information including email addresses, phone numbers and data on consumer usage of our websites and mobile applications could be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Any or all of these issues could negatively impact our reputation and our ability to attract and retain CPGs and retailers as well as consumers or could reduce the frequency with which our platform is used, cause existing or potential CPG or retailer customers to cancel their contracts or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our results of operations.

Failure to deal effectively with fraudulent or other improper transactions could harm our business.

Digital coupons are issued in the form of redeemable coupons or coupon codes with unique identifiers. It is possible that third parties may seek to create counterfeit digital coupons or coupon codes or exceed print or use limits in order to fraudulently or improperly claim discounts or credits for redemption. While we use advanced anti-fraud technologies, it is possible that individuals will attempt to circumvent our anti-fraud systems using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse CPGs and retailers for any funds stolen or revenues lost as a result of such breaches. Our CPGs and retailers could also request reimbursement, or stop using digital coupons, if they are affected by buyer fraud or other types of fraud. We may incur significant losses from fraud and counterfeit digital coupons. If our anti-fraud measures do not succeed, our business will suffer.

We are a defendant in a purported class action lawsuit arising out of our initial public offering (“IPO”) and we may be involved in additional litigation in the future.

On March 11, 2015, a purported class action lawsuit alleging violations of federal securities laws was filed in the Superior Court of the State of California, naming us as defendants and certain of our executive officers and directors. Plaintiffs also named as defendants the underwriters in our IPO. Since then, several other actions making substantially the same allegations have been filed, and these actions have since been consolidated. The plaintiffs in these cases generally allege that our registration statements related to our IPO contained material misstatements and omissions. Although we succeeded in getting plaintiffs’ complaint dismissed without leave to amend, there can be no assurance regarding whether plaintiffs will appeal or the outcome of a potential appeal.

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

Various industry standards on privacy have been developed and are expected to continue to develop, which may be adopted by industry participants at any time. We are subject to the terms of our privacy policies and obligations to third parties relating to privacy, data protection and data security (including voluntary third-party certification bodies such as TRUSTe), including contractual obligations relating to privacy rights, data protection, data use and data security measures. Certain of our solutions, including Retailer iQ and Quotient Insights, depend in part on our ability to use data that we obtain in connection with our offerings, and our ability to use this data may be subject to restrictions in our commercial agreements and subject to the privacy policies of the entities which provide us with this data. Our failure to adhere to these third-party restrictions on data use may result in claims, proceedings or actions against us by our business counterparties or other parties, or other liabilities, including loss of business, reputational damage, and remediation costs, which could adversely affect our business. We also may be unable to obtain all rights necessary to use data in desired manners in our business, either on commercially reasonable terms or at all. This could limit our ability to provide new offerings or functionality, which also could have an adverse effect on our business and revenue growth.

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

With respect to personal data transfers from the European Economic Area, or EEA, we have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which established a means for legitimizing the transfer of personally identifiable information by U.S. companies doing business in Europe from the  EEA to the U.S. As a result of an October 2015 decision of the European Union Court of Justice, or ECJ, the U.S.-EU Safe Harbor Framework is now deemed to be an invalid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. U.S. and EU authorities reached a political agreement in February 2016 regarding a new means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield. It is unclear, however whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA to the U.S We have engaged in certain actions in an effort to legitimize our transfers of personal data from the EEA to the U.S., and we anticipate engaging in additional activities in an effort to do so going forward. We may continue to be unsuccessful in establishing legitimate means of transferring all personal data from the EEA, we may experience reluctance or refusal by European consumers, retailers or CPGs to continue to use our solutions due to the potential risk exposure to such individuals and organizations as a result of the ECJ ruling, and we and our CPG and retailer partners are at risk of enforcement actions taken by an EU data protection authority until we ensure that all applicable data transfers to us from the EEA are legitimized.  In addition, legislators in the EU recently adopted the General Data Protection Regulation, or GDPR, a new regulation set to become effective in May 2018 that will supersede the 1995 EU Data Protection Directive, and include more stringent operational requirements for processors and controllers of personal data, including payment card information, and impose significant penalties for non-compliance. We may incur liabilities, expenses, costs, and other operational losses when the GDPR is effective and in connection with any measures we take to comply with it.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to provide targeted digital promotions and media to consumers, CPGs and retailers, thereby impairing our ability to maintain and grow our total customers and increase revenues. Future restrictions on the collection, use, sharing or disclosure of our users’ data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our solutions, possibly in a material manner, and could limit our ability to develop new solutions and features. Any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations.  If our measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards relating to privacy, data protection, data security, marketing or consumer protection, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our users’ or CPGs’ or retailers’ ability to use and share personally identifiable information or our ability to store, process and share personally identifiable information or other data, demand for our solutions could decrease, our costs could increase, our revenue growth could slow, and our business, financial condition and operating results could be harmed.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which we operate. We also may not be able to acquire or maintain appropriate domain names or trademarks in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. We may be unable to prevent third parties from using and registering our trademarks, or trademarks that are similar to, or diminish the value of, our trademark in some countries.

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

We regard the protection of our trade secrets, copyrights, trademarks, databases, patents and domain names as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, contractual restrictions as well as rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect our intellectual property rights. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. Also, from time to time, we make our intellectual property rights available to others under license agreements.  However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information, infringement of our intellectual property rights or deter independent development of similar technologies by others and may not provide an adequate remedy in the event of such misappropriation or infringement.

Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. We are seeking to protect our intellectual property rights in a number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. Even where we have such rights, they may be later found to be unenforceable or have a limited scope of enforceability. Litigation may be necessary to enforce our intellectual property rights, protect our respective trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may also incur significant costs in enforcing our trademarks against those who attempt to imitate our “Coupons.com” brand and other valuable trademarks and service marks. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

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

Our use of and reliance on international research and development resources and operations may expose us to unanticipated costs or events

We opened a research and development center in India in the first quarter of 2015, and expect to increase our headcount, development and operations activity at this facility, and we acquired Shopmium S.A., which has research and development activity and operations in Paris, France. There is no assurance that our reliance upon international research and development resources and operations will enable us to achieve our research and development and operational goals or greater resource efficiency. Further, our international research and development and operations efforts involve significant risks, including:

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

State and foreign laws regulating money transmission could impact our mobile shopping and receipt scanning cash-back application platform.

Many states and certain foreign jurisdictions impose license and registration obligations on those companies engaged in the business of money transmission, with varying definitions of what constitutes money transmission. If our mobile shopping and receipt scanning cash-back platform were to subject us to any applicable state or foreign laws, it could subject us to increased compliance costs and delay our ability to offer this product in certain jurisdictions pending receipt of any necessary licenses or registrations. If we need to make product and operational changes in light of these laws, the growth and adoption of this product may be adversely impacted and our revenues may be harmed.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 83,724,705 shares of common stock outstanding as of June 30, 2016, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 68% of our outstanding common stock, based on the number of shares outstanding as of June 30, 2016. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In February of 2015, our board of directors approved a share repurchase program pursuant to which we are authorized to repurchase shares of our stock having an aggregate value of up to $50.0 million. In February of 2016 our board of directors approved a new share purchase program with a one-year term on terms substantially similar to the program approved in February of 2015. From January 1, 2016 through June 30, 2016, we repurchased $11.0 million in stock under our total authorized amounts under our new and old share purchase programs. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Unregistered Sales of Equity Securities

On April 15 2016, the Company issued 337,327 shares of common stock to certain founders of Eckim LLC related to the achievement of certain revenue and profit milestones during the earnout period of contingent consideration in connection with the asset purchase agreement with Eckim LLC. The issuances of such shares of common stock were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2016	6,000	$9.93	6,000	$46,910,000
May 1 - 31, 2016	—	—	—	46,910,000
June 1 -30, 2016	—	—	—	46,910,000
Total	6,000	$9.93	6,000	$46,910,000

(1)

In February 2016, the Company’s Board of Directors authorized a new share purchase program to repurchase up to $50.0 million of the Company’s common stock through February 2017. During the six months ended June 30, 2016, the Company had repurchased 1,695,158 shares of its common stock for an aggregate amount of $11.0 million.

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

QUOTIENT TECHNOLOGY INC.

Dated: August 8, 2016	By:	/s/ Steven R. Boal
Steven R. Boal
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2016	By:	/s/ Jennifer Ceran
Jennifer Ceran
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	03/11/16
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/06/15
4.1	Form of Registrant’s Common Stock Certificate	S-1/A	333-193692	4.1	02/25/14
4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	01/31/14
10.1	Amendment No. 2 to Office Lease Mountain View Technology Park by and between Registrant and GOOGLE INC. successor in interest to BP MV Technology Park LLC., dated July 1, 2016.					X
31.1	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X