Form 10-Q
period 2016-09-30
Quotient Technology Inc.
filed 2016-11-08
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, the registrant had 88,022,983 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$92,496	$134,947
Short-term investments	69,116	25,000
Accounts receivable, net of allowance for doubtful accounts of $931 and $833 at September 30, 2016 and December 31, 2015, respectively	66,972	63,239
Prepaid expenses and other current assets	8,193	5,297
Total current assets	236,777	228,483
Property and equipment, net	19,282	25,128
Intangible assets, net	50,440	14,880
Goodwill	43,895	43,895
Other assets	1,029	8,685
Total assets	$351,423	$321,071
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,063	$8,187
Accrued compensation and benefits	9,955	15,237
Other current liabilities	17,822	20,170
Deferred revenues	7,750	7,342
Total current liabilities	41,590	50,936
Other non-current liabilities	70	5
Deferred rent	2,215	701
Contingent consideration related to acquisitions	552	1,407
Deferred tax liabilities	2,519	2,532
Total liabilities	46,946	55,581
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 97,391,192 shares issued and 87,755,940 outstanding at September 30, 2016; 89,935,381 shares issued and 81,995,286 outstanding at December 31, 2015	1	1
Additional paid-in capital	643,601	570,588
Treasury stock, at cost	(96,449)	(85,427)
Accumulated other comprehensive loss	(738)	(747)
Accumulated deficit	(241,938)	(218,925)
Total stockholders’ equity	304,477	265,490
Total liabilities and stockholders’ equity	$351,423	$321,071

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$66,470	$56,467	$199,768	$167,896
Costs and expenses:
Cost of revenues	35,126	22,778	85,500	66,767
Sales and marketing	20,415	23,403	67,656	66,321
Research and development	12,414	11,890	38,419	36,671
General and administrative	10,041	8,382	32,394	24,740
Change in fair value of escrowed shares and contingent consideration, net	105	(238)	(963)	1,484
Total costs and expenses	78,101	66,215	223,006	195,983
Loss from operations	(11,631)	(9,748)	(23,238)	(28,087)
Interest expense	—	(126)	—	(288)
Other income (expense), net	398	47	418	26
Gain on sale of a right to use a web domain name	—	—	—	4,800
Loss before income taxes	(11,233)	(9,827)	(22,820)	(23,549)
Provision for (benefit from) income taxes	79	(9)	193	(388)
Net loss	$(11,312)	$(9,818)	$(23,013)	$(23,161)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.12)	$(0.28)	$(0.28)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	84,732	82,831	83,484	83,335

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(11,312)	$(9,818)	$(23,013)	$(23,161)
Other comprehensive (income) loss:
Foreign currency translation adjustments	3	(67)	9	(50)
Comprehensive loss	$(11,309)	$(9,885)	$(23,004)	$(23,211)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(23,013)	$(23,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,252	11,879
Stock-based compensation	21,647	25,513
Amortization of debt issuance costs	—	134
Loss on disposal of property and equipment	245	2
Gain on sale of a right to use a web domain name	—	(4,800)
Allowance for doubtful accounts	237	46
Deferred income taxes	193	(456)
One-time charge for certain distribution fees	7,435	—
Change in fair value of escrowed shares and contingent consideration, net	(963)	1,484
Changes in operating assets and liabilities:
Accounts receivable	(3,970)	(2,295)
Prepaid expenses and other current assets	(596)	(2,790)
Accounts payable and other current liabilities	(3,720)	2,061
Accrued compensation and benefits	(5,180)	(3,279)
Deferred revenues	408	1,190
Net cash provided by operating activities	8,975	5,528

Cash flows from investing activities:
Purchases of property and equipment	(5,004)	(9,406)
Purchase of intangible assets	(63)	(283)
Purchase of short-term investments	(69,116)	—
Proceeds from maturity of short-term investment	25,000	—
Proceeds from sale of a right to use a web domain name	—	4,800
Net cash used in investing activities	(49,183)	(4,889)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,613	4,656
Repurchases of common stock	(11,819)	(8,852)
Repayment of debt obligations	—	(7,500)
Principal payments on capital lease obligations	(38)	(46)
Net cash used in financing activities	(2,244)	(11,742)
Effect of exchange rates on cash and cash equivalents	1	16
Net decrease in cash and cash equivalents	(42,451)	(11,087)
Cash and cash equivalents at beginning of period	134,947	201,075
Cash and cash equivalents at end of period	$92,496	$189,988
Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued in connection with a services and data agreement	$39,570	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Quotient Technology Inc. (the “Company"), is a provider of digital promotions and media solutions driven by consumer-shopping data. The Company connects consumer packaged goods (“CPG”) brands and retailers with shoppers by delivering digital promotions and media to shoppers through mobile, web and social channels. Leading brands, as well as leading retailers in the grocery, drug, dollar, club and mass merchandise channels, use its platform to engage shoppers at the critical moments when they are choosing what products to buy and where to shop. The Company, which was formerly known as Coupons.com Incorporated, changed its name effective October 20, 2015, to better reflect the breadth and sophistication of its business offerings, along with its deepening relationships with Fortune 500 CPGs and retailers.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, recoverability of non-refundable distribution fees, the valuation and useful lives of intangible assets and property and equipment, goodwill, stock-based compensation, contingent consideration and income taxes. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.

When the Company delivers a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through its Retailer iQ platform, and the consumer takes certain actions, the Company pays a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. During the three months ended September 30, 2016, the Company recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner that were deemed unrecoverable. The Company considered various factors in its assessment including its historical experience with transaction volumes through the retailer and other comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the three months ended September 30, 2016, the Company recognized a one-time charge of $7.4 million related to such distribution fees in cost of revenues on the accompanying condensed consolidated statement of operations. As of September 30, 2016, the Company had a remaining non-refundable distribution fee prepayment balance of $0.6 million.

Foreign Currency

Prior to the first quarter of 2016, the functional currency of each of the Company’s international subsidiaries was the local currency, as its international subsidiaries negotiated and managed business locally with minimal involvement from the U.S. parent entity.

Beginning the first quarter of 2016, the functional currency of certain international subsidiaries changed from its local currency to U.S. Dollar (“USD”). The change in functional currency was the result of changes in the Company’s international strategy primarily resulting from the acquisition of Shopmium S.A. (a private company based in France). The Company acquired Shopmium S.A. as part of its strategy to broaden international operations and subsequently, the Company reviewed its international strategy, including management of its relationships with international CPG brands, evaluation of worldwide competition and international pricing strategy, its plan to manage future billings and collections for international customers and plan to further develop the acquired technology for its subsequent use by various entities. Consequently, as part of the Company’s new international strategy and changes to the way the Company runs its business internationally, it modified its existing international structure and entered into various inter-company licensing agreements between its U.S. entity and certain international entities. As these changes were significant, the Company considered the economic factors outlined in ASC 830, Foreign Currency Matters, for the determination of the functional currency. The Company concluded that most of the factors pointed to the use of the parent’s currency (USD) as the functional currency, which resulted in a change in functional currency to USD for such international subsidiaries.

The change in functional currency is applied on a prospective basis beginning with our first quarter of 2016 and translation adjustments for prior periods will continue to remain as a component of accumulated other comprehensive loss.

Gains (losses) from foreign currency transactions are included in other income (expense), net in the accompanying condensed consolidated statements of operations. Foreign currency transaction gains (losses) were immaterial in the three and nine months ended September 30, 2016.

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

In August 2016, the FASB issued ASU. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard is effective for public business entities for annual reporting years beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

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

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Certificate of deposits (2)	—	69,116	—	69,116
Total	$—	$69,116	$—	$69,116
Liabilities:
Contingent consideration related to Shopmium acquisition	$—	$—	$552	$552
Total	$—	$—	$552	$552

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$19,948	$—	$—	$19,948
Certificate of deposit (2)	—	25,000	—	25,000
Total	$19,948	$25,000	$—	$44,948
Liabilities:
Contingent consideration related to Eckim acquisition (3)	$2,291	$—	$—	$2,291
Contingent consideration related to Shopmium acquisition	—	—	1,407	1,407
Total	$2,291	$—	$1,407	$3,698

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

The fair value of contingent consideration related to the asset purchase agreement with Eckim LLC (Eckim) was determined based on an estimate of shares issuable to Eckim for achieving certain revenue and profit milestones at the end of the earnout period as of December 31, 2015. The inputs include the Company’s stock price and the number of shares issuable. On January 26, 2016, the Company and the sellers of Eckim agreed on performance against the milestones and the shares to be issued. Accordingly, the Company reclassified the contingent liability of $1.9 million related to Eckim to stockholder’s equity in the first quarter of 2016. The shares were issued during the second quarter of 2016.

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	Eckim	Shopmium	Eckim	Shopmium
	Level 1	Level 3	Level 1	Level 3
Balance at the beginning of period	$—	$687	$2,291	$1,407
Change in fair value	—	(135)	(348)	(855)
Settlement	—	—	(1,943)	—
Balance as of September 30, 2016	$—	$552	$—	$552

For the three and nine months ended September 30, 2016, the Company recorded gains of $0.1 million and $1.2 million, respectively, related to the changes in fair value of contingent consideration. The change in fair value of Shopmium contingent consideration is due to a decline in expected revenue and profit milestones for the years ending December 31, 2016 and 2017. The change in fair value of Eckim contingent consideration is due to changes in the Company’s stock price at the valuation dates. The changes in the fair value of the contingent consideration is included as a component of operations in the accompanying condensed consolidated statements of operations.

There were no transfers between fair value hierarchies during the three and nine months ended September 30, 2016 and 2015.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at the beginning of period	$883	$245	$833	$408
Bad debt expense	86	81	237	46
Write-offs, net	(38)	(24)	(139)	(152)
Balance as of September30, 2016	$931	$302	$931	$302

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Software	$32,656	$33,139
Computer equipment	22,535	21,186
Leasehold improvements	8,390	4,721
Furniture and fixtures	2,372	1,670
Total	65,953	60,716
Accumulated depreciation and amortization	(47,912)	(39,124)
Projects in process	1,241	3,536
Property and equipment, net	$19,282	$25,128

Depreciation and amortization expense related to property and equipment was $4.1 million and $3.3 million for the three months ended September 30, 2016 and 2015, respectively, and $12.0 million and $9.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company capitalized internal use software development and enhancement costs of $0.3 million during each of the three months ended September 30, 2016, and 2015, and $0.4 million and $1.1 million during the nine months ended

September 30, 2016 and 2015, respectively. Amortization expense related to internal use software, included in property and equipment depreciation and amortization expense above, and recorded as cost of revenues was $2.6 million and $2.4 million during the three months ended September 30, 2016 and 2015, respectively, and $7.9 million and $7.0 million during the nine months ended September 30, 2016 and 2015, respectively. The unamortized capitalized development and enhancement costs were $3.4 million and $11.1 million as of September 30, 2016 and December 31, 2015, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Bonus	$3,825	$6,858
Commissions	1,943	3,645
Vacation	1,918	2,118
Payroll and related expenses	2,269	2,616
Accrued compensation and benefits	$9,955	$15,237

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Distribution fees	$12,113	$8,349
Marketing expenses	1,853	3,336
Deferred rent, current	345	346
Legal and professional fees	335	745
Contingent consideration	—	2,291
Other	3,176	5,103
Other current liabilities	$17,822	$20,170

6. Intangible Assets

On August 3, 2016, the Company entered into a services and data agreement, (the “Agreement”), which provides the Company with certain exclusive rights to provide promotion and media services, and the use of shopper data, for 5.5 years, with certain rights continuing on a non-exclusive basis for up to an additional 4.5 years. In exchange, the Company agreed to issue 3,000,000 shares of common stock.

The consideration for such services and data rights aggregated to $39.6 million based on the fair value of 3,000,000 shares of the Company’s common stock at the date of entering into the Agreement. Out of the 3,000,000 shares issued, 1,000,000 shares were issued within five business days of execution of the Agreement and 2,000,000 shares are held in escrow and will be released in two equal installments, within 15 business days following the years ending December 31, 2017 and 2018. The fair value of the shares held in escrow was recorded in additional paid in capital and is subject to re-measurement until released from escrow. During the three months ended September 30, 2016, the Company recorded a loss of $0.2 million due to the change in the Company’s stock price. Gains and losses as a result of the changes in the fair value of the shares that are being held in escrow are included in change in fair value of escrowed shares and contingent consideration, net on the accompanying condensed consolidated statement of operations.

The consideration of $39.6 million as well as the capitalized transaction costs of $0.1 million were allocated to the acquired intangible assets based on the respective fair values. The Company is amortizing the intangible assets on a straight-line basis over their respective estimated useful lives in cost of revenues on the accompanying condensed consolidated statement of operations.

The following table presents the details of the acquired intangible assets (in thousands):

	Amount	Estimated Useful Life (Years)
Promotion service rights	$22,492	7.5
Media service rights	6,383	5.8
Data access rights	10,801	5.8
Total identifiable intangible assets	$39,676

Intangible assets consist of the following (in thousands):

	September 30, 2016
	Gross	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Amortization Period (Years)
Promotion service rights	$22,492	$(501)	$—	$21,991	7.3
Data access rights	10,801	$(314)	—	10,487	5.6
Customer relationships	8,860	(4,567)	(36)	4,257	3.3
Developed technologies	7,460	(2,768)	(89)	4,603	3.6
Media service rights	6,383	(185)	—	6,198	5.6
Domain names	5,948	(3,900)	(9)	2,039	2.4
Patents	975	(705)	—	270	5.9
Vendor relationships	890	(612)	—	278	1.3
Registered users	420	(92)	(11)	317	3.6
Trade names	167	(168)	1	—	—
	$64,396	$(13,812)	$(144)	$50,440	5.8

As of September 30, 2016, the Company has a domain name with a gross value of $0.4 million that has an indefinite useful life, hence is not subject to amortization.

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

Amortization expense related to intangible assets subject to amortization was $2.1 million and $0.8 million during the three months ended September 30, 2016 and 2015, respectively, and $4.3 million and $2.3 million during the nine months ended September 30, 2016 and 2015, respectively. Estimated future amortization expense related to intangible assets as of September 30, 2016 is as follows (in thousands):

Total
2016, remaining three months	$2,452
2017	9,696
2018	9,419
2019	8,330
2020	6,908
2021 and beyond	13,282
Total estimated amortization expense	$50,087

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

Stock Options

The fair value of each option was estimated on the date of grant for the period presented using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected life (in years)	6.08	6.08	2.5 – 6.08	5.50 – 6.08
Risk-free interest rate	1.22%	1.67%	0.68% – 1.34%	1.67% – 1.89%
Volatility	55%	60%	55% – 70%	55% – 60%
Dividend yield	—	—	—	—

The weighted-average grant-date fair value of options granted was $6.87 and $5.34 per share during the three months ended September 30, 2016 and 2015, respectively, and $5.25 and $5.57 per share during the nine months ended September 30, 2016 and 2015, respectively.

Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2015	2,889,301	6,786,446	$13.14	8,469,666	$7.62	5.91	$19,231
Increase in shares authorized	3,279,811
Options granted	(2,197,432)			2,197,432	$8.99
Options exercised	—			(1,898,237)	$4.78		$11,935
Options canceled or expired	581,550			(581,550)	$8.98
RSUs granted	(2,778,817)	2,778,817	$10.34
RSUs vested	—	(2,124,767)	$12.28
RSUs canceled or expired	1,423,989	(1,423,989)	$12.04
Balance as of September 30, 2016	3,198,402	6,016,507	$11.92	8,187,311	$8.55	6.21	$50,249
Vested and expected to vest as of September 30, 2016				7,619,564	$8.33	6.04	$48,236
Vested and exercisable as of September 30, 2016				5,443,565	$7.40	4.96	$40,130

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options which vested was $0.9 million and $0.8 million during the three months ended September 30, 2016 and 2015, respectively, and $2.4 million and $3.0 million during the nine months ended September 30, 2016 and 2015, respectively.

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

As of September 30, 2016, a total of 460,502 shares of common stock were issued under the 2013 Employee Stock Purchase Plan (“ESPP”). As of September 30, 2016, a total of 1,539,498 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$467	$419	$1,457	$1,301
Sales and marketing	1,155	2,723	4,279	9,097
Research and development	1,837	2,411	5,728	7,460
General and administrative	3,269	2,521	10,183	7,655
Total stock-based compensation expense	$6,728	$8,074	$21,647	$25,513

During nine months ended September 30, 2016, the Company recorded $1.0 million of stock-based compensation expense on account of modification of stock options and RSUs granted to a former employee pursuant to transitioning from an employee to a special advisor consulting arrangement. Under the original terms of the grant agreements, the unvested options and RSUs would be forfeited upon termination. The transition arrangement extended the period over which the vested awards can be exercised and allows for continued vesting of unvested options and RSUs subject to the former employee continuing to provide services in accordance with the special advisor consulting arrangement. The expense is included in general and administrative expense in the Company’s condensed consolidated statement of operations.

The amount of stock-based compensation cost capitalized in property and equipment, net, on the accompanying condensed consolidated balance sheets, was immaterial for all periods presented.

As of September 30, 2016, there was $52.2 million of unrecognized stock-based compensation expense (net of estimated forfeitures), of which $9.2 million is related to stock options and ESPP shares and $43.0 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of September 30, 2016 will be amortized over a weighted-average period of 2.71 years. The total unrecognized stock-based compensation expense related to RSUs as of September 30, 2016 will be amortized over a weighted-average period of 2.65 years.

9. Common Stock Repurchase Program

In February 2015, the Company’s board of directors authorized a Share Repurchase Program (“Program”) to repurchase up to $50.0 million of the Company’s common stock through February 2016, subject to certain limitations. Through February 2016, a total of $31.3 million in stock was repurchased under this Program. The Program expired in February 2016 with an unused balance of $18.7 million. In February 2016, the Company’s board of directors authorized a new share repurchase program (“New Program”) to repurchase up to $50.0 million of the Company’s common stock through February 2017. During the nine months ended September 30, 2016, the Company repurchased shares of its common stock for an aggregate amount of $11.0 million. During the three months ended September 30, 2016, the Company did not repurchase any shares of its common stock. As of September 30, 2016, $46.9 million remains available for future share repurchases under the New Program.

10. Income Taxes

The Company recorded an income tax provision of $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively, and an income tax benefit of an insignificant amount and $0.4 million for the three and nine months ended September 30, 2015, respectively. The income tax provision for the three and nine months ended September 30, 2016 was primarily attributable to a net increase in deferred tax liabilities associated with the change in fair value of contingent consideration from prior year acquisitions and a decrease in foreign income taxed at non-US tax rates. The income tax benefit for the three and nine months ended September 30, 2015 was primarily attributable to the net decrease in deferred tax liabilities associated with the change in fair value of contingent consideration related to a prior year acquisition.

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

11. Net Loss Per Share

The computation of the Company’s basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(11,312)	$(9,818)	$(23,013)	$(23,161)

Weighted-average number of common shares used in computing net loss per share attributable to common stockholders, basic and diluted	84,732	82,831	83,484	83,335

Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.12)	$(0.28)	$(0.28)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Nine Months Ended September 30,
	2016	2015
Stock options and ESPP	8,287	8,846
Restricted stock units	6,017	7,160
Shares held in escrow	2,000	—
	16,304	18,021

12. Commitments and Contingencies

Leases

As of September 30, 2016, the Company’s minimum payments under its non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2016, remaining three months	$953	$11
2017	4,289	22
2018	4,029	18
2019	4,088	1
2020	1,989	—
2021	656	—
2022 and thereafter	1,742	—
Total minimum payments	$17,746	$52

Less: Amount representing interest		2
Present value of capital lease obligations		50
Less: Current portion		26
Capital lease obligation, net of current portion		$24

The Company leases various office facilities, including its corporate headquarters in Mountain View, California and various sales offices, under non-cancelable operating lease agreements that expire through December 2024. In the first quarter of 2016, the Company entered into a lease agreement for an office facility located in Cincinnati, Ohio which will expire in June 2024.

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease periods. Additionally, the Company leases certain equipment under non-cancelable operating leases at its facilities and its leased data center operations.

Rent expense pursuant to all operating lease agreements was $1.3 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, and $3.2 million and $2.3 million during the nine months ended September 30, 2016 and 2015, respectively.

Purchase Obligations

The Company has unconditional purchase obligations which expire through 2034 in the amount of $6.8 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which it uses for sales and marketing purposes.

The Company’s open purchase commitments which primarily relate to software license fees was $2.8 million as of September 30, 2016.

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

Litigation

On March 11, 2015, a putative stockholder class action lawsuit was filed against us, the members of our board of directors, certain of our executive officers and the underwriters of our IPO: Nguyen v. Coupons.com Incorporated, Case No. CGC-15-544654 (California Superior Court, San Francisco County). The complaint asserted claims under the Securities Act and sought unspecified damages and other relief on behalf of a putative class of persons and entities who purchased stock pursuant or traceable to the registration statement and prospectus for our IPO. Plaintiff Nguyen requested and obtained a dismissal without prejudice of his San Francisco action and filed another complaint with substantially the same allegations in the Santa Clara County Superior Court, Nguyen v. Coupons.com Incorporated, Case No. 1-15-CV-278777 (California Superior Court, Santa Clara County) (Mar. 30, 2015). Three other complaints with substantially the same allegations have also been filed: O’Donnell v. Coupons.com Incorporated, Case No. 1-15-CV-278399 (California Superior Court, Santa Clara County) (Mar. 20, 2015); So v. Coupons.com Incorporated, Case No. 1-15-CV-278774 (California Superior Court, Santa Clara County) (Mar. 30, 2015); and Silverberg v. Coupons.com Incorporated, Case No. 1-15-CV-278891 (California Superior Court, Santa Clara County) (Apr. 2, 2015). On May 7, 2015, the Santa Clara court consolidated the Nguyen, So and Silverberg actions with the O’Donnell action. The Court sustained defendants’ demurrer to the consolidated complaint with leave to amend. On December 14, 2015, plaintiffs filed an amended consolidated complaint. The Court sustained defendants’ demurrer to the amended consolidated complaint without leave to amend on May 25, 2016, and on July 13, 2016 entered final judgment in our favor. The lawsuit has concluded since the defendants did not appeal the judgment.

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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for claims as of September 30, 2016 and December 31, 2015. The Company expenses legal fees in the period in which they are incurred.

13. Employee Benefit Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests fully after four years of continuous employment. The Company’s matching contribution expense was $0.3 million and $0.2 million during the three months ended September 30, 2016 and 2015, respectively, and $1.4 million and $1.2 million during the nine months ended September 30, 2016 and 2015, respectively.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed on March 11, 2016 with the SEC. In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. The forward looking statements reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences are described in “Risk Factors” set forth in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company is a provider of digital promotions and media solutions driven by consumer-shopping data. We connect CPGs and retailers with shoppers by delivering digital promotions and media to shoppers through mobile, web and social channels. Leading brands, as well as leading retailers in the grocery, drug, dollar, club and mass merchandise channels, use our platform to engage shoppers at the critical moments when they are choosing what products to buy and where to shop. Our corporate name, which became effective October 20, 2015, is designed to better reflect the breadth and sophistication of our business offerings, along with our deepening relationships with Fortune 500 CPGs and retailers.

Our core promotions and media solutions, which we refer to as Quotient Promotions and Quotient Media, respectively, reach millions of shoppers every day through our extensive network. That network includes our flagship site and mobile app, Coupons.com; over 2,000 brands from approximately 700 CPGs; retailers across multiple classes of trade such as grocery, drug, dollar, club, and mass merchandise channels; our publisher network of thousands of registered partner sites, which have distributed or may distribute our offers and media; and consumers visiting web, mobile properties, and social channels within that ecosystem. Our emerging solutions around our data and analytic capabilities, referred to as Quotient Insights, also relies on this extensive network. We expect to continue to solidify and/or expand partnerships, and incur investment costs specific to Quotient Insights in anticipation of launching new products and/or services in the future.

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

We generate promotion revenues from digital transactions on our network. Each time a consumer activates a digital coupon on our platform by either printing it for physical redemption at a retailer or saving it to a retailer loyalty account for automatic digital redemption, or redeems a cash back coupon using a mobile device after taking a picture of a retailer receipt with the appropriate purchase, we are generally paid a fee. As our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers which may impact how we monetize transactions. For coupon codes, we are generally paid a fee when a consumer makes a purchase using a coupon code from our platform. We generally pay a distribution fee to retailers or publishers when a consumer activates a digital promotion on their website or mobile app. These distribution fees are included in our cost of revenues. We also generate media revenue through the placement of online advertisements from CPGs and retailers that are displayed on our websites and mobile apps, as well as those of our publishers, retailers and other third parties. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

Third Quarter 2016 Overview

Quarterly revenues of $66.5 million for the third quarter of 2016 increased $10.0 million, or 18%, from revenues of $56.5 million in the same period in 2015. Our net loss of $11.3 million in the third quarter of 2016 increased by $1.5 million, as compared to the net loss of $9.8 million in the same period in 2015. The year over year increase in our quarterly revenues was primarily related to increased revenues from digital promotions. Contributing factors to the year over year increase in revenues also included an increasing number of consumers wanting to print from their mobile device, as well as timing of Retailer iQ implementations. The increase in our net loss in the third quarter of 2016 compared to the same period in 2015 was primarily driven by a one-time charge associated with certain distribution fees under an arrangement with a retailer partner amounting to $7.4 million (discussed in detail further below), and an increase in general and administrative expense, mostly offset by an increase in revenues from digital promotions and decrease in sales and marketing expense. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.

Our operating expenses may increase in the future as we continue (1) to invest in (i) research and development to enhance our platform and investments in Quotient Insights; (ii) sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers; and, (iii) corporate infrastructure; (2) to incur additional general and administrative expenses associated with being a public company, including increased legal and accounting expenses, higher insurance premiums and compliance costs associated with the Sarbanes-Oxley Act; and (3) to amortize expenses related to intangibles assets associated with a services and data agreement.

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

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(11,312)	$(9,818)	$(23,013)	$(23,161)
Adjusted EBITDA	8,781	2,187	21,133	10,789
Transactions	682,106	403,382	1,754,145	1,188,029

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
•

Adjusted EBITDA also does not include the effects of interest, income taxes, gain on sale of a right to use a web domain name, other income (expense), net, one-time charge for certain distribution fees and change in fair value of escrowed shares and contingent consideration, net; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(11,312)	$(9,818)	$(23,013)	$(23,161)
Adjustments:
Stock-based compensation	6,728	8,074	21,647	25,513
Depreciation and amortization	6,144	4,099	16,252	11,879
One-time charge for certain distribution fees	7,435	—	7,435	—
Change in fair value of escrowed shares and contingent consideration, net	105	(238)	(963)	1,484
Interest expense	—	126	—	288
Other income (expense), net	(398)	(47)	(418)	(26)
Provision for (benefit from) income taxes	79	(9)	193	(388)
Gain on sale of a right to use a web domain name	—	—	—	(4,800)
Total adjustments	$20,093	$12,005	$44,146	$33,950

Adjusted EBITDA	$8,781	$2,187	$21,133	$10,789

This non-GAAP financial measure is not intended to be considered in isolation from, as substitute for, or as superior to, the corresponding financial measure prepared in accordance with GAAP. Because of these and other limitations, Adjusted EBITDA should be considered along with GAAP based financial performance measures, including various cash flow metrics, net loss, and our other GAAP financial results.

Factors Affecting Our Performance

Obtaining high quality coupons and increasing the number of CPG-authorized activations.    Our ability to grow revenue will depend upon our ability to continue to obtain high quality coupons and increase the number of CPG-authorized activations available through our platform. If we are unable to obtain high quality coupons and increase the number of CPG-authorized activations, we will not be able to increase the number of transactions and the growth in our revenue will be adversely affected.

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

Growth of our consumer selection and digital offerings.    Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Retailer iQ, mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail, including coupon codes, leverage our reach to consumers and the strength of our platform to broaden the selection and use of coupon codes by consumers, manage the transition from digital print coupons to digital paperless coupons as well as the transition from desktop to mobile platforms, and invest in emerging solutions around our data and analytic capabilities, referred to as Quotient Insights, for CPGs and retailers.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2016		2015		2016		2015
Revenues	$66,470	100.0%	$56,467	100.0%	$199,768	100.0%	$167,896	100.0%
Cost of revenues	35,126	52.8%	22,778	40.3%	85,500	42.8%	66,767	39.8%
Gross profit	31,344	47.2%	33,689	59.7%	114,268	57.2%	101,129	60.2%
Operating expenses:
Sales and marketing	20,415	30.7%	23,403	41.4%	67,656	33.9%	66,321	39.5%
Research and development	12,414	18.7%	11,890	21.1%	38,419	19.2%	36,671	21.8%
General and administrative	10,041	15.1%	8,382	14.8%	32,394	16.2%	24,740	14.7%
Change in fair value of escrowed shares and contingent consideration, net	105	0.2%	(238)	(0.4)%	(963)	(0.5)%	1,484	1.0%
Total operating expenses	42,975	64.7%	43,437	76.9%	137,506	68.8%	129,216	77.0%
Loss from operations	(11,631)	(17.5)%	(9,748)	(17.2)%	(23,238)	(11.6)%	(28,087)	(16.8)%
Interest expense	—	(—)%	(126)	(0.2)%	—	(—)%	(288)	(0.2)%
Other income (expense), net	398	0.6%	47	0.1%	418	0.2%	26	(—)%
Gain on sale of a right to use a web domain name	—	—%	—	—%	—	(—)%	4,800	2.9%
Loss before income taxes	(11,233)	(16.9)%	(9,827)	(17.3)%	(22,820)	(11.4)%	(23,549)	(14.1)%
Provision for (benefit from) income taxes	79	0.1%	(9)	—%	193	0.1%	(388)	(0.2)%
Net loss	$(11,312)	(17.0)%	$(9,818)	(17.3)%	$(23,013)	(11.5)%	$(23,161)	(13.9)%

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues	$66,470	$56,467	$10,003	18%	$199,768	$167,896	$31,872	19%

Revenues for the quarter ended September 30, 2016 increased $10.0 million, or 18%, as compared to the same period in 2015. The increase was due to revenue growth in digital promotions. Revenues from digital promotion transactions and digital media campaigns were 78% and 22% respectively, of total revenues for the three months ended September 30, 2016, compared to 74% and 26%, respectively, of total revenues during the same period in 2015. Total digital coupon transactions increased during the quarter ended September 30, 2016 to 682.1 million from 403.4 million during the same period in 2015.

Revenues for the nine months ended September 30, 2016 increased $31.9 million, or 19%, as compared to the same period in 2015. The increase was due to the revenue growth in both digital promotions and digital media campaigns. Revenues from digital promotion transactions and digital media campaigns were 77% and 23% respectively, of total revenues for the nine months ended September 30, 2016, compared to 74% and 26%, respectively, of total revenues during the same period in 2015. Transactions during the nine months ended September 30, 2016 were 1.8 billion compared to 1.2 billion during the same period in 2015.

We expect revenue growth in 2016 from deployments of Retailer iQ and the anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues	$35,126	$22,778	$12,348	54%	$85,500	$66,767	$18,733	28%
Gross profit	$31,344	$33,689	$(2,345)	(7)%	$114,268	$101,129	$13,139	13%
Gross margin	47%	60%			57%	60%

Cost of revenues for the quarter ended September 30, 2016 increased $12.3 million, or 54%, as compared to the same period in 2015. The increase was primarily due to higher distribution fees of $12.1 million attributable to a one-time charge of $7.4 million associated with certain distribution fees under an arrangement with a retailer partner, as discussed in Note 2 of the notes to the condensed consolidated financial statements, and an increase in fees of $4.7 million primarily due to higher number of transactions completed through our platform, an increase in amortization expense of $1.0 million related to certain exclusive rights acquired under a services and data agreement executed in the three months ended September 30, 2016, an increase in expenses related to the acquisition of Shopmium of $0.5 million and an increase in amortization expense of $0.2 million associated with our Retailer iQ platform, partially offset by a decrease in outsourced data center services fees used to support our business of $1.4 million.

Gross margin for the quarter ended September 30, 2016 decreased to 47% from 60% as compared to the same period in 2015. The decrease was primarily due to a one-time charge related to certain distribution fees under an arrangement with a retailer partner, increase in amortization expense related to certain exclusive rights acquired under a services and data agreement, partially offset by higher revenues, decreased outsourced data center services fees and benefit from leveraging fixed costs.

Cost of revenues for the nine months ended September 30, 2016 increased $18.7 million, or 28%, as compared to the same period in 2015. The year over year increase was primarily due to higher distribution fees of $19.4 million related a one-time charge related to certain distribution fees under an arrangement with a retailer partner of $7.4 million, as discussed in Note 2 of the notes to the condensed consolidated financial statements, and an increase in fees of $12.0 million primarily due to higher number of transactions completed through our platform, an increase in expenses related to the acquisition of Shopmium of $1.5 million, an increase in amortization expense of $1.0 million related to certain exclusive rights acquired under a services and data agreement, and an increase in amortization expense of $0.9 million associated with our Retailer iQ platform, partially offset by a decrease in outsourced data center services fees used to support our business of $3.6 million.

Gross margin for the nine months ended September 30, 2016 decreased to 57% from 60%, as compared to the same period in 2015. The decrease was primarily due one-time charge associated with certain distribution fees under an arrangement with a retailer partner, increase in amortization expense related to certain exclusive rights acquired under a services and data agreement, partially offset by higher revenues, decreased outsourced data center services fees and benefit from leveraging fixed costs.

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

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales and marketing	$20,415	$23,403	$(2,988)	(13)%	$67,656	$66,321	$1,335	2%
Percent of revenues	31%	41%			34%	40%

Sales and marketing expenses for the quarter ended September 30, 2016 decreased $3.0 million, or 13%, as compared to the same period in 2015. The decrease was primarily due to a decrease in stock-based compensation expense of $1.6 million, a decrease in promotional and advertising costs of $1.0 million as a result from managing our expenses and a decrease in third party consultation services of $1.0 million primarily related to non-recurring efforts in prior year to improve consumer awareness of our brand, partially offset by an increase in personnel costs of $0.6 million due to the acquisition of Shopmium.

Sales and marketing expenses for the nine months ended September 30, 2016 increased approximately $1.3 million, or 2%, as compared to the same period in 2015. The increase was primarily due to an increase in headcount and related expenses of $2.0 million from hiring additional employees to support our growth and business objectives, an increase in promotional and advertising costs of $1.9 million, as a result of our efforts to improve the effectiveness of our distribution channels, and an increase in personnel costs due to the acquisition of Shopmium of $1.9 million, partially offset by a decrease in stock-based compensation expense of $4.8 million.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to incur costs to support our growth and business objectives.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$12,414	$11,890	$524	4%	$38,419	$36,671	$1,748	5%
Percent of revenues	19%	21%			19%	22%

Research and development expenses for the quarter ended September 30, 2016 increased $0.5 million, or 4%, as compared to the same period in 2015. The increase was primarily related an increase in personnel costs due to the acquisition of Shopmium, additional investment we are making in our internal business technology infrastructure and ongoing investment in our research and development facilities, partially offset by a decrease in stock-based compensation.

Research and development expenses for the nine months ended September 30, 2016 increased approximately $1.7 million, or 5%, as compared to the same period in 2015. The increase was primarily related to an increase in headcount and related expenses, and additional investment we are making in our internal business technology infrastructure and ongoing investment in our research and development facilities, partially offset by a decrease in stock-based compensation.

We believe that continued investment in technology is critical to attaining our strategic objectives, considering new product offerings, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
General and administrative	$10,041	$8,382	$1,659	20%	$32,394	$24,740	$7,654	31%
Percent of revenues	15%	15%			16%	15%

General and administrative expenses for the quarter ended September 30, 2016 increased $1.7 million, or 20%, as compared to the same period in 2015. The increase was primarily related to an increase in personnel costs of $2.1 million including stock-based compensation related to a former employee, partially offset by a decrease in third party consultation services of $0.4 million. The increase in personnel costs relating to salaries, stock-based compensation, and employee-related expenses, was due to an increase in employee headcount required to support our business growth.

General and administrative expenses for the nine months ended September 30, 2016 increased $7.7 million, or 31%, as compared to the same period in 2015. The increase was primarily related to an increase in personnel costs of $4.9 million, an increase in expense of $1.0 million relating to a modification of stock options and RSUs granted to a former employee, an increase in third party consultation services of $1.3 million, and an increase in personnel costs of $0.5 million due to the acquisition of Shopmium, partially offset by a reduction in facilities expense of $0.4 million. The increase in personnel costs relating to salaries, stock-based compensation, and employee-related expenses, was due to an increase in employee headcount required to support our business growth. The increase in third party consultation services relating to legal, accounting and regulatory compliance costs was due to our continued effort to invest in corporate infrastructure and incur additional expenses associated with being a public company.

We expect general and administrative expenses to increase in absolute dollars in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act.

Change in Fair Value of Escrowed Shares and Contingent Consideration

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$105	$(238)	$343	(144)%	$(963)	$1,484	$(2,447)	(165)%
Percent of revenues	0%	(0)%			(0)%	1%

For the three and nine months ended September 30, 2016, we recorded a charge of $0.1 million and a gain of $1.0 million, respectively, due to the changes in fair value of escrowed shares and contingent consideration. During the three months ended September 30, 2016, we recorded a loss of $0.2 million due to the increase in fair value of certain shares held in escrow (based on change in the Company’s stock price) associated with acquiring certain exclusivity rights under a services and data agreement, which was partially offset by a gain of $0.1 million due to the change in fair value of the Shopmium contingent consideration related to a decline in expected revenue and profit milestones for the years ending December 31, 2016 and 2017. During the nine months ended September 30, 2016, we recorded a gain of $0.9 million due to the change in fair value of Shopmium contingent consideration and a gain of $0.3 million due to the change in fair value of Eckim contingent consideration related to a decrease in the Company’s stock price when the Company and the sellers of Eckim agreed on the performance against the milestones and when the shares were issued, which was partially offset by the charge of $0.2 million due to the increase in fair value of certain shares held in escrow related to the change in the Company’s stock price.

For the three and nine months ended September 30, 2015, we recorded a gain of $0.2 million and a loss of $1.5 million, respectively, due to the changes in fair value of the contingent consideration of the Eckim acquisition. The change in fair value of the contingent consideration during the three months ended September 30, 2015 was primarily related to the decrease in our stock price. The change in fair value of the contingent consideration during the nine months ended September 30, 2015, was primarily driven by the increase in the likelihood of achieving the post-acquisition contractual revenue and profit milestones, partially offset by a decrease in our stock price.

Non-Operating Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest expense	$—	$(126)	$126	(100)%	$—	$(288)	$288	(100)%
Other income (expense), net	398	47	351	747%	418	26	392	1,508%
Gain on sale of a right to use a web domain name	—	—	—	—	—	4,800	(4,800)	* %
	$398	$(79)	$477	(604)%	$418	$4,538	$(4,120)	(91)%

*	Not meaningful.

The decrease in interest expense during the three and nine months ended September 30, 2016, as compared to the same period in 2015 was due to repayment in full of a $7.5 million outstanding debt obligation under a revolving line of credit with a commercial bank in the third quarter of 2015. The change in other income (expense), net during the three and nine months ended September 30, 2016 compared to the same period in 2015 is associated with interest income earned on short-term certificate of deposits and foreign exchange rate fluctuations. The gain on sale of a right to use a web domain name during the nine months ended September 30, 2015 was the result of a $4.8 million gain realized from the sale of a right to use a web domain name through a competitive public auction process.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Provision for (benefit from) income taxes	$79	$(9)	$88	(978)%	$193	$(388)	$581	(150)%

The income tax provision of $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively, was primarily attributable to a net increase in deferred tax liabilities associated with the change in fair value of contingent consideration from prior year acquisitions and a decrease in foreign income taxed at non-US tax rates. The income tax benefit of an insignificant amount and $0.4 million for the three and nine months ended September 30, 2015, respectively, was primarily attributable to the net decrease in deferred tax liabilities associated with the change in fair value of contingent consideration related to a prior year acquisition.

Our federal income tax returns for calendar years 2013 and 2014 are under examination by the Internal Revenue Service. We believe that an adequate provision has been made for any adjustments that may result from the IRS examination.

Liquidity and Capital Resources

As of September 30, 2016, we had $92.5 million in cash and cash equivalents and $69.1 million in short-term investments, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of certificate of deposits. As of September 30, 2016, $0.2 million of cash was held by our foreign subsidiaries. We do not presently anticipate a need to repatriate these funds for use in our domestic operations, but if we were to do so, any such repatriated cash and cash equivalents could be subject to U.S. income taxes, less any previously paid foreign income taxes.

In the near term, although we intend to continue to manage our operating expenses in line with our existing cash and available financial resources, we anticipate we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth and the costs associated with being a public company. As a public company, we have incurred and expect to continue to incur significant legal, accounting, regulatory compliance and other costs that we did not incur in the periods prior to our IPO with higher increases in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act. In addition, we may use cash to fund acquisitions or invest in other businesses, repurchase the Company’s common stock under the publically announced share repurchase program and incur capital expenditures including leasehold improvements or technologies.

In 2015, we terminated our revolving line of credit facility with a commercial bank and paid in full all of $7.5 million outstanding debt obligation under the facility. As of September 30, 2016, there are no amounts outstanding or available under the line of credit.

In February 2015, our board of directors authorized the Program to repurchase up to $50.0 million of the Company’s common stock through February 2016, subject to certain limitations. Through February 2016, a total of $31.3 million in stock was repurchased under this Program. The Program expired in February 2016 with an unused balance of $18.7 million.  In February 2016, our board of directors authorized the New Program to repurchase up to $50.0 million of the Company’s common stock through February 2017. During the nine months ended September 30, 2016, the Company repurchased shares of its common stock for an aggregate amount of $11.0 million. As of September 30, 2016, $46.9 million remains available for future share repurchases under the New Program.

We believe our existing cash, cash equivalents and marketable securities balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and the foreseeable future. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$8,975	$5,528
Net cash used in investing activities	(49,183)	(4,889)
Net cash used in financing activities	(2,244)	(11,742)
Effects of exchange rates on cash	1	16
Net decrease in cash and cash equivalents	$(42,451)	$(11,087)

Operating Activities

Cash provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash provided by operating activities has typically been due to our net losses and to changes in our operating assets and liabilities, particularly accounts receivable and accrued liabilities, adjusted for non-cash expense items such as depreciation and amortization, stock-based compensation, one-time charge for certain distribution fees, change in fair value of contingent consideration and gain on sale of a right to use a web domain name.

During the nine months ended September 30, 2016, net cash provided by operating activities of $9.0 million, reflects our net loss of $23.0 million adjusted for net non-cash expenses of $45.0 million, partially offset by cash used as a result of changes in working capital of $13.1 million. Non-cash expenses included depreciation and amortization, stock-based compensation, one-time charge for certain distribution fees under an arrangement with a retailer partner, change in the fair value of escrowed shares and contingent consideration, loss on disposal of property and equipment, deferred income taxes and recovery from allowance for doubtful accounts. The non-cash expenses were primarily due to depreciation from capital expenditures and headcount growth, primarily related to continued investment in our business, and a one-time charge for certain distribution fees under an arrangement with a retailer partner. The remaining use of cash was from the net change in working capital items, most notably a decrease in accrued compensation and benefits of $5.2 million, an increase in accounts receivable of $4.0 million, a decrease in accounts payable and other current liabilities of $3.7 million, and an increase in prepaid expenses and other assets of $0.6 million related to the timing of payments, partially offset by an increase in deferred revenues of $0.4 million.

During the nine months ended September 30, 2015, net cash provided by operating activities was approximately $5.5 million, reflecting our net loss of $23.2 million, offset by net non-cash expenses of $33.8 million, partially offset by cash used as a result of changes in working capital of $5.1 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt issuance costs, and change in the fair value of the contingent consideration, offset by a gain on sale of a right to use a web domain name, deferred income taxes and recovery from allowance for doubtful accounts. The remaining use of cash was from the net change in working capital items, most notably a decrease in accrued compensation and benefits of $3.3 million and an increase in prepaid expenses and other assets of $2.8 million related to the timing of payments, increase in accounts receivable of $2.3 million due to an increase in billing for media campaigns as well as timing of payments, offset by an increase in accounts payable and other current liabilities of $2.1 million and increase in deferred revenues of $1.2 million.

Investing Activities

During the nine months ended September 30, 2016, net cash used in investing activities of $49.2 million, primarily reflects purchases of certificates of deposits of $69.1 million, purchases of property and equipment of $5.0 million that includes technology hardware and software, and leasehold improvements to support our growth as well as capitalized development and enhancement costs related to Retailer iQ, partially offset by proceeds from the maturity of a certificate of deposit of $25.0 million. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development cycles of Retailer iQ. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future. In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

During the nine months ended September 30, 2015, net cash used by investing activities was $4.9 million, reflecting proceeds of $4.8 million from the sale of a right to use a web domain name, offset by $9.4 million in purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2016, net cash used in financing activities of $2.2 million, reflects repurchases of our common stock of $11.8 million, partially offset by proceeds received from exercises of stock options of $9.6 million.

During the nine months ended September 30, 2015, $11.7 million of net cash used in financing activities reflects $4.7 million of proceeds received from exercises of stock options, offset by $8.9 million in repurchases of our common stock and $7.5 million used to terminate and pay off the total debt outstanding on our line of credit.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

Contractual Obligations and Commitments

Refer to Notes 7 and 12 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three and nine months ended September 30, 2016 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2016, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 with the SEC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, recoverability of non-refundable prepayments, the valuation and useful lives of intangible assets and property and equipment, goodwill, stock-based compensation, contingent consideration and income taxes. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.

When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. During the three months ended September 30, 2016, we recorded a one-time charge associated for certain distribution fees under an arrangement with a retailer partner. We considered various factors in our assessment including our historical experience with transaction volumes through the retailer and other comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the three months ended September 30, 2016, we recognized a one-time charge of $7.4 million related to such distribution fees in cost of revenues on the accompanying condensed consolidated statement of operations. As of September 30, 2016, we had a remaining non-refundable distribution fee prepayment balance of $0.6 million.

Foreign Currency

Prior to the first quarter of 2016, the functional currency of each of our international subsidiaries was the local currency, as our international subsidiaries negotiated and managed their business locally with minimal involvement from the U.S. parent entity.

Beginning with our first quarter of 2016, the functional currency of certain international subsidiaries changed from the local currency to USD. The change in functional currency was the result of changes in our international strategy primarily resulting from the acquisition of Shopmium S.A. (a private company based in France). We acquired Shopmium S.A. as part of our strategy to broaden our international operations and subsequently, we reviewed our international strategy, including management of our relationships with international CPG brands, evaluation of worldwide competition and our international pricing strategy, our plan to manage future billings and collections for our international customers and our plan to further develop the acquired technology for its subsequent use by various entities. Consequently, as part of our new international strategy and changes to the way the Company runs its business internationally, we modified our existing international structure and entered into various inter-company licensing agreements between our U.S. entity and certain international entities. As these changes were significant, we considered the economic factors outlined in ASC 830, Foreign Currency Matters, for the determination of the functional currency. We concluded that most of the factors pointed to the use of the parent’s currency (USD) as the functional currency, which resulted in a change in functional currency to USD for such international subsidiaries.

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

During the three and nine months ended September 30, 2016, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 11, 2016 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2016, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $26.7 million and $23.4 million in 2015 and 2014, respectively, and incurred net loss of $23.0 million for the nine months ended September 30, 2016. We have an accumulated deficit of $241.9 million as of September 30, 2016. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

•	sales and marketing;
•	research and development, including new product development;
•	our technology infrastructure;
•	general administration, including legal and accounting expenses related to our growth and continued expenses with respect to being a public company;
•	efforts to expand into new markets; and
•	strategic opportunities, including commercial relationships and acquisitions.

For example, we have incurred and expect to continue to incur expenses developing, improving, integrating, marketing, rolling out and maintaining Retailer iQ, which we launched in the early part of 2014, and we may not succeed in increasing our revenues sufficiently to offset these expenses, which impacted the recoverability of prepaid non-refundable payments with some of our Retailer iQ partners amounting to $0.6 million and $7.5 million as of September 30, 2016 and December 31, 2015, respectively. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and other comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments, and based on our review of various factors, we concluded that certain distribution fees would not be recoverable. Accordingly, during the third quarter of 2016, we recorded a loss of $7.4 million related to such distribution fee arrangement.

We have incurred expenses related to our data and analytics solutions, Quotient Insights, and we may not succeed in increasing our revenues sufficiently to offset these expenses. If we are unable to gain efficiencies in our operating costs, our business could be adversely impacted. We cannot be certain that we will be able to attain or maintain profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

•

increase our share of CPG spending on overall coupon and trade promotions, increase the number of brands that are using our platform within each CPG, increase media and advertising spending on our platform, increase our share of retailer spending on coupon codes and maximize the lifetime value of our consumers across all of our products;

•	adapt to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending;
•	further integrate, grow and maintain our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	support retailers in the continued marketing and rollout of Retailer iQ;
•	grow the number of CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;
•	grow and maintain our retailer network through direct and indirect partnerships;
•	expand the use by consumers of our newest digital promotion and media offerings and broaden the selection and use of digital coupons;
•	manage the transition from desktop to mobile devices;
•	manage the transition from digital print coupons to digital paperless coupons;
•	retain and grow our consumer base when we make product changes, retire old products, and transition to new products;
•	obtain and increase the number of high quality coupons;
•	grow the number of transactions across our platform;
•	expand the number, variety and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
•	provide compelling mobile solutions to consumers;
•	increase the awareness of our brands, and earn and preserve our reputation;
•	hire, integrate and retain talented personnel;
•	effectively manage growth in our personnel and operations; and
•	successfully compete with existing and new competitors.

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

•

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

•	our ability to successfully respond to changes in the digital promotions and media market and continue to grow the market and demand for our platform;
•	our ability to grow consumer selection and use of our digital promotion offerings and attract new consumers to our platform;
•	the amount and timing of digital promotions and marketing campaigns by CPGs, which are affected by budget cycles, economic conditions, seasonality and other factors;
•	the impact of global business or macroeconomic conditions, including the resulting effects on the level of coupon and trade promotion spending by CPGs and spending by consumers;
•	the impact of competitors or competitive products and services, and our ability to compete in the digital promotions market;
•	our ability to obtain and increase the number of high quality coupons;
•	changes in consumer behavior with respect to digital promotions and how consumers access digital coupons and our ability to develop applications that are widely accepted and generate revenues;
•	the costs of investing, maintaining and enhancing our technology infrastructure;
•	the costs of developing new products and solutions and enhancements to our platform;
•	our ability to manage our growth;

•	the success of our sales and marketing efforts;
•	the costs of acquiring new companies which we anticipate will help us grow our business;
•	the costs of successfully integrating the acquired company and employees into our operations;
•

government regulation of e-commerce and m-commerce and requirements to comply with security and privacy laws and regulations affecting our business, and changes in government regulation affecting our business or our becoming subject to new government regulation;

•	our ability to deal effectively with fraudulent transactions or customer disputes;
•	the attraction and retention of qualified employees and key personnel;
•	the effectiveness of our internal controls; and
•	changes in accounting rules, tax laws or interpretations thereof.

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

For example, if CPGs decide that utilizing our platform provides a less effective means of connecting with consumers, we may not be able to increase our prices or CPGs may pay us less. Likewise, if retailers decide that our platform is less effective at increasing sales to and loyalty of existing and new consumers, retailers may demand a higher percentage of the total proceeds from each digital promotion that is activated or redeemed or demand minimum guaranteed payments. Furthermore, if existing and new retailers using Retailer iQ do not find that it increases consumer engagement and loyalty, our overall success may be harmed. In addition, we expect to face increased competition, and competitors may accept lower payments from CPGs to attract and acquire new CPGs, or provide retailers and publishers a higher distribution fee than we currently offer to attract and acquire new retailers and publishers. In addition, we may experience attrition in our CPGs, retailers and publishers in the ordinary course of business resulting from several factors, including losses to competitors, changes in CPG budgets, and decisions by CPGs, retailers and publishers to offer digital coupons through their own websites or other channels without using a third-party platform such as ours or through a competitive third party network or platform, and failure to maintain distribution agreements with third party digital promotions networks and platforms. If we are unable to retain and expand our relationships with existing CPGs, retailers and publishers or if we fail to attract new CPGs, retailers and publishers to the extent sufficient to grow our business, or if too many CPGs, retailers and publishers are unwilling to offer digital coupons and media with compelling terms through our platform, we may not increase the number of high quality coupons and marketing campaigns on our platform and our revenues, gross margin and operating results will be adversely affected.

If the distribution fees that we pay as a percentage of our revenues increase, our gross profit and business will be harmed.

When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, certain prepaid distribution fees with some of the retailers will not be recoverable. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. At September 30, 2016 and December 31, 2015, we had $0.6 million and $7.5 million, respectively, of prepaid non-refundable payments with some of our Retailer iQ partners.

If we fail to maintain and expand the use by consumers of digital coupons on our platform, our revenues and business will be harmed.

We must continue to maintain and expand the use by consumers of digital coupons in order to increase the attractiveness of our platform to CPGs and retailers and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of personalized and high quality digital coupons, or that the usage of digital coupons is easy and convenient through our platform, we may not be able to attract or retain consumers on our platform. For instance, we are retiring our coupon printing software and if consumers who use that software do not move to our upgraded print solution or other products or their transition to our other products is slower than anticipated, our revenues could be adversely affected. Further, if there is increased competition for the trade promotions and marketing budgets of CPGs and retailers, the result could be increased pricing pressure. If we are unable to maintain and expand the use by consumers of digital coupons on our platform, including through our mobile print solution and Shopmium cash back application, and do so to a greater extent than our competitors, CPGs may find that offering digital promotions on our platform does not reach consumers with the scale and effectiveness that is compelling to them. Likewise, if retailers find that using our platform, including Retailer iQ, does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, then the revenues we generate may not increase to the extent we expect or may decrease. Any of these would adversely affect our operating results.

If we are not successful in responding to changes in consumer behavior and do not develop products and solutions that are widely accepted and generate revenues, our results of operations and business could be adversely affected.

The methods by which consumers access digital coupons are varied and evolving. Our platform has been designed to engage consumers at the critical moments when they are choosing the products they will buy and where they will shop. Consumers can select our digital coupons both online through web and mobile and in-store. In order for us to maintain and increase our revenues, we must be a leading provider of digital coupons in each of the forms by which consumers access them. As consumer behavior in accessing digital coupons changes and new distribution channels emerge, if we do not successfully respond and do not develop products or solutions that are widely accepted and generate revenues we may be unable to retain consumers or attract new consumers and as a result, CPGs and retailers, and our business may suffer. For example, our revenue growth was adversely affected in the third quarter of 2015 as compared to the same period in the prior year due in part to the transition from desktop to mobile and an increasing number of consumers wanting to print from their mobile device. Although we have attempted to address this change with the implementation of a solution enabling mobile users to print directly from their devices in the fourth quarter of 2015, there is no guarantee that this solution will be successful in responding to the changing needs of consumers. As another example, we are seeing a transition from digital print coupons to digital paperless coupons. If we do not manage this transition and digital print transactions decline faster than digital paperless transactions increase, our revenues may be harmed.

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

Further, to deliver high quality mobile offerings, it is important that our platform integrates with a range of other mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. For example, we have rolled out a solution enabling mobile users to print directly from their device, however there is no guarantee that this will result in increased engagement. If we fail to achieve success with our mobile applications and mobile website, or if we otherwise fail to deliver effective solutions to CPGs and retailers for mobile platforms and other emerging platforms, our ability to monetize these growth opportunities will be constrained, and our business, financial condition and operating results would be adversely affected.

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

•

traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupon promotions and discounts on products and services in free standing inserts or other forms, including Valassis Communications, Inc., News America Marketing Interactive, Inc. and Catalina Marketing Corporation;

•

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

•	Internet sites that are focused on specific communities or interests that offer coupons or discount arrangements related to such communities or interests;
•	companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corp.; and
•	companies offering media services, such as Triad Media Inc. and Rich Relevance, Inc.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•	scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
•	ability to attract consumers to use digital coupons delivered by it;
•	platform security, scalability, reliability and availability;
•	number of channels by which a company engages with consumers;
•	integration of products and solutions;
•	rapid deployment of products and services for customers;
•	breadth, quality and relevance of the company’s digital coupons;
•	ability to deliver high quality and increasing number of digital coupons that are widely available and easy to use in consumers’ preferred form;
•	integration with retailer applications and point of sales systems;
•	brand recognition;
•	quality of tools, reporting and analytics for planning, development and optimization of promotions; and
•	breadth and expertise of the company’s sales organization.

We are subject to competition from large, well-established companies which have significantly greater financial, marketing and other resources than we do and have current offerings that may compete with our platform or may choose to offer digital promotions as an add-on to their core business on their own or in partnership with one of our competitors that would directly compete with ours. Many of our larger actual and potential competitors may have the resources to significantly change the nature of the digital promotions industry to their advantage, which could materially disadvantage us. For example, Google, Yahoo!, Microsoft and Facebook and online retailers such as Amazon have highly trafficked industry platforms which they have leveraged, or could leverage to distribute digital coupons or other digital promotions that could negatively affect our business. In addition, these potential competitors may be able to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to attract more consumers and, as a result, more CPGs and retailers, or generate revenues more effectively than we do. Our competitors may offer digital coupons that are similar to the digital coupons we offer or that achieve greater market acceptance than those we offer. We are also subject to competition from smaller companies that launch similar or new products and services that we do not offer and that could gain market acceptance.

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

We have significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Such expansion increases the complexity of our business and places significant demands on our management, operations, technical performance, financial resources and internal control over financial reporting functions. Continued growth could strain our ability to deliver digital coupons on our platform, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. For example, our revenue growth was adversely affected in the third quarter of 2015 as compared to the same period in the prior year due in part to an increasing number of consumers wanting to print from their mobile device. Although we have attempted to address this concern with the implementation of a solution enabling mobile users to print directly from their devices in the fourth quarter of 2015, there is no guarantee that this will result in increased revenue. Failure to manage our expansion may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.

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

•

we may not be able to adapt to changes in the way in which CPGs and merchants attribute credit to us in their performance marketing programs, whether it be “first-click attribution” or “multichannel attribution,” which applies weighted values to each of a retailer’s advertisements and tracks how each of those advertisements contributed to a purchase, or otherwise;
•

we may not receive revenue if consumers make purchases from their mobile devices as many retailers currently do not recognize affiliate tracking links on their mobile-optimized websites or applications, and tracking mechanisms on mobile websites or applications may not function to allow retailers to properly attribute sales to us;

•	we may not generate revenue if consumers use mobile devices for shopping research but make purchases using coupon codes found on our sites in ways where we do not get credit;
•	refund rates for products delivered on merchant sites may be greater than we estimate;
•

performance marketing networks may not provide accurate and timely reporting on which we rely, we could fail to properly recognize and report revenues and misstate financial reports, projections and budgets and misdirect our advertising, marketing and other operating efforts for a portion of our business;

•	we primarily rely on a small number of performance marketing networks in non-exclusive arrangements, the loss of which could adversely affect our coupon codes business;
•

we primarily rely, in connection with our search engine marketing business, on a small number of brand partners which work with us in non-exclusive arrangements, the loss of which could adversely affect our coupon codes business;

•	industry changes relating to the use of performance marketing networks could adversely impact our commission revenues;
•

to the extent performance marketing networks serve as intermediaries between us and merchants, it may create challenges to building our own brand awareness and affinity with merchants, and the termination of our relationship with the performance marketing networks would terminate our ability to receive payments from merchants we service through that network; and

•	performance marketing networks may compete with us.

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

Digital coupons are issued in the form of redeemable coupons or coupon codes with unique identifiers. It is possible that third parties may create counterfeit digital coupons or coupon codes or exceed print or use limits in order to fraudulently or improperly claim discounts or credits for redemption. While we use advanced anti-fraud technologies, it is possible that individuals will circumvent our anti-fraud systems using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract. Further, we may not detect any of these unauthorized activities in a timely manner. Third parties who succeed in circumventing our anti-fraud systems may sell the fraudulent or fraudulently obtained digital coupons on social networks, which would damage our brand and relationships with CPGs and harm our business. Legal measures we take or attempt to take against these third parties may be costly and may not be ultimately successful. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse CPGs and retailers for any funds stolen or revenues lost as a result of such breaches. Our CPGs and retailers could also request reimbursement, or stop using digital coupons, if they are affected by buyer fraud or other types of fraud. We may incur significant losses from fraud and counterfeit digital coupons. If our anti-fraud technical and legal measures do not succeed, our business will suffer.

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

We expect to evaluate and consider a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and strategic investments. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. We have limited experience managing acquisitions and integrating acquired businesses and our ability to successfully integrate acquisitions is unproven. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•	expected and unexpected costs incurred in identifying and pursuing strategic transactions and performing due diligence regarding potential strategic transactions that may or may not be successful;
•	failure of an acquired company to achieve anticipated revenue, earnings, cash flows or other desired technological and business goals;
•	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration;
•

the need to integrate the acquired company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	retention of key employees from the acquired company and cultural challenges associated with integrating employees from the acquired company into our organization;
•	the need to implement or improve controls, procedures and policies appropriate for a public company at companies that prior to acquisition had lacked such controls, procedures and policies;
•	in some cases, the need to transition operations and customers onto our existing platforms;
•

liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities;

•	write-offs or charges; and
•

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

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators and competition. In the future we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could adversely impact our results of operations and harm our business.

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

We currently generate almost all of our revenues from the United States. We also operate to a limited extent in the United Kingdom, France and other countries in Europe. Many CPGs and retailers on our platform have global operations and we plan to grow our operations and offerings through expansion in existing international markets and by partnering with our CPGs and retailers to enter new geographies that are important to them. Further expansion into international markets will require management attention and resources and we have limited experience entering new geographic markets. Entering new foreign markets will require us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our business model. In some countries, we will compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. As we expand internationally, we will be subject to risks of doing business internationally, including the following:

•	competition with strong local competitors and preference for local providers, or foreign companies entering the same markets;
•	the cost and resources required to localize our platform;
•

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

•	differences in how trade promotion spending is allocated;
•	differences in the way digital coupons and advertising are delivered and how consumers access and use digital coupons;
•	technology compatibility;
•	difficulties in recruiting and retaining qualified employees and managing foreign operations;
•	different employee/employer relationships and the existence of workers’ councils and labor unions;
•	shorter payment cycles, different accounting practices and greater problems in collecting accounts receivable;
•	higher product return rates;
•	seasonal reductions in business activity;
•	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash; and
•	political and economic instability.

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

The price of our stock may change in response to variations in our operating results and also may change in response to other factors, including factors specific to technology companies, many of which are beyond our control. As a result, our stock price may experience significant volatility. Among other factors that could affect our stock price are:

•	the financial projections that we or analysts may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	the development and sustainability of an active trading market for our common stock;
•	price and volume fluctuations in the overall stock market from time to time;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	success of competitive products or services;
•	the public’s response to press releases or other public announcements by us or others, including our filings with the SEC;
•	announcements relating to litigation;
•	speculation about our business in the press or the investment community;
•	future sales of our common stock by our significant stockholders, officers and directors;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	our entry into new markets;
•	regulatory developments in the United States or foreign countries;
•	strategic actions by us or our competitors, such as acquisitions or restructurings; and
•	changes in accounting principles.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 87,755,940 shares of common stock outstanding as of September 30, 2016, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

In February of 2015, our board of directors approved a share repurchase program pursuant to which we are authorized to repurchase shares of our stock having an aggregate value of up to $50.0 million. In February of 2016 our board of directors approved a new share purchase program with a one-year term on terms substantially similar to the program approved in February of 2015. From January 1, 2016 through September 30, 2016, we repurchased $11.0 million in stock under our total authorized amounts under our new and old share purchase programs. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. Amongst other things, these provisions:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to defend against a takeover attempt;
•

establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a majority stockholder vote;
•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;
•	prevent stockholders from calling special meetings; and
•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

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

Unregistered Sales of Equity Securities

On August 3, 2016 the Company agreed to issue 3,000,000 shares of common stock of the Company (the “Transaction Shares”) pursuant to a services and data agreement (the “Services Agreement”) as partial consideration for certain rights provided thereunder. 1,000,000 of the Transaction Shares were issued on August 10, 2016. The remaining 2,000,000 of the Transaction Shares (the “Additional Shares”) were placed in escrow. Subject to compliance with the Services Agreement, half of the Additional Shares shall be released from escrow within 15 business days of the end of 2017 and 2018.

The issuance and sale of the Transaction Shares are exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. The recipient of the Transaction Shares is an “accredited investor” as defined in Rule 501 of the Securities Act and represented that the common stock is being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends will be affixed to any certificates evidencing the shares of common stock issued.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2016	—	$—	—	$46,910,000
August 1 - 31, 2016	—	—	—	46,910,000
September 1 -30, 2016	—	—	—	46,910,000
Total	—	$—	—	$46,910,000

(1)

In February 2016, the Company’s board of directors authorized a new share purchase program to repurchase up to $50.0 million of the Company’s common stock through February 2017. During the nine months ended September 30, 2016, the Company had repurchased 1,695,158 shares of its common stock for an aggregate amount of $11.0 million.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

5(a)

During the quarter ended September 30, 2016, we discovered that certain equity awards that were granted by our board of directors, or the compensation committee of our board of directors, had been executed with forms of award that were not previously approved by our compensation committee and filed with the SEC. The differences of the terms of the equity awards between the previously filed forms and the forms used are not significant, did not have any impact on the valuation of the equity awards, and our compensation committee has taken action to ratify the use of the forms used. The ratified forms are filed with this Form 10-Q as Exhibits 10.6, 10.7 and 10.8.

Item 6.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTIENT TECHNOLOGY INC.

Dated: November 8, 2016	By:	/s/ Steven R. Boal
Steven R. Boal
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2016	By:	/s/ Ronald J. Fior
Ronald J. Fior
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	03/11/16
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/06/15
4.1	Form of Registrant’s Common Stock Certificate	S-1/A	333-193692	4.1	02/25/14
4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	01/31/14
10.1	Terms of Separation & Release of Claims with Jennifer Ceran, effective date August 10, 2016*					X
10.2	Offer Letter of Employment with Ronald J. Fior, dated July 26, 2016*					X
10.3	Change of Control Severance Agreement with Steven R. Boal, dated August 2, 2016*					X
10.4	Change of Control Severance Agreement with Mir Aamir, dated August 2, 2016*					X
10.5	Change of Control Severance Agreement with Ronald J. Fior, dated August 2, 2016*					X
10.6	Restricted Stock Unit Agreement Used under the Company’s 2013 Equity Incentive Plan*					X
10.7	Option Agreement for Employees*					X
10.8	Option Agreement for Non-Employee Directors*					X
31.1	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

* Indicates a management contract or compensatory plan or arrangement