Form 10-K
period 2016-12-31
Quotient Technology Inc.
filed 2017-02-16
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $13.41 per share of the Registrant’s common stock as reported by the New York Stock Exchange on June 30, 2016, was $342.0 million. Shares of common stock held by each executive officer, director, and their affiliated holders and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of June 30, 2016, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of February 10, 2017 was 89,137,698.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

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

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “continue,” “could,” “seek,” “might,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “approximately,” “project,” “should,” “will,” “would” or the negative or plural of these words or similar expressions, as they relate to our company, business and management, are intended to identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our financial performance, including our revenues, margins, costs, expenditures, growth rates and operating expenses, and our ability to generate positive cash flow and become profitable;
•	the amount and timing of digital promotions by CPGs, which are affected by budget cycles, economic conditions and other factors;
•	the growth of demand for digital coupons;
•	our ability to adapt to changing market conditions;
•	our ability to grow and scale Retailer iQ, Quotient Insights and Quotient Media Exchange;
•	our ability to retain and expand our business with existing CPGs and retailers;
•	our ability to maintain and expand the use by consumers of digital promotions on our platforms;
•	our ability to grow our media business;
•	our ability to attract and retain third-party advertising agencies, performance marketing networks and other intermediaries;
•	our ability to effectively manage our growth;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	our ability to grow the use by consumers of our mobile solutions;
•	our ability to effectively grow and train our sales team;
•	our ability to obtain new CPGs and retailers and to do so efficiently;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	our strategies relating to the growth of our platform and our business;
•	our strategies relating to, and outcomes of, and costs associated with defending, intellectual property infringement and other claims;
•	our ability to successfully enter new markets;
•	our ability to successfully integrate our newly acquired companies into our business;
•	our expectations regarding Retailer iQ, Quotient Insights and Quotient Media Exchange;
•	our significant operating leverage in our business;
•	our ability to develop and launch new services and features; and
•	our ability to attract and retain qualified employees and key personnel.

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

Overview

Quotient Technology Inc., is a provider of an industry leading digital platform that enables consumer packaged goods (CPG) brands and retailers to engage shoppers through personalized and targeted promotions and media. Through our platform, CPGs and retailers are able to use online and in-store point-of-sale (POS) shopper data and analytics to drive sales with improved efficiency, as compared to traditional offline promotional and advertising vehicles.

We operate our platform across a broad distribution network, reaching over 40 million shoppers at critical moments in their paths to purchase. Our network includes our website and mobile properties of our flagship consumer brand, Coupons.com, as well as our other owned and operated properties, and thousands of our publisher partners. In addition, we operate our platform, Retailer iQ, on a co-branded or white label basis with our retailer partners, providing them a digital platform to directly engage their shoppers across their websites, mobile, ecommerce, and social channels. Retailer iQ integrates with retailers’ POS technology and leverages a broad set of shopper insights, including online behaviors, purchase, and purchase intent data to drive personalized and targeted promotions and media. Retailers using Retailer iQ are primarily in the grocery, drug, dollar, club and mass merchandise channels where the majority of CPG products are sold.

Our network is made up of three constituencies:

•	Over 2,000 brands from approximately 700 CPGs;
•	Retailers across multiple classes of trade such as grocery, drug, dollar, club, and mass merchandise channels; and
•	Consumers visiting our web, mobile properties, social channels, as well as those of our CPGs, retailers, and publishing partners.

The relationship between our CPGs, retailers, publishers and shoppers, has resulted in a network effect, which we believe gives us a significant competitive advantage over both offline and other online competitors. As our shopper audience increases, our platform becomes more valuable to CPGs and retailers, which, in turn, rely more heavily on our platform for their digital promotions and media. In addition, the breadth of content offered from these leading brands enables us to attract and retain more retailers, publishers and shoppers. As our network expands, we generate more shopper data and insights, which improve our ability to deliver more relevant and personalized promotions and media.

We primarily generate revenue by providing digital promotions and media solutions to our customers. Our customers include approximately 700 CPG companies and include many of the leading food, beverage, drug, personal and household product manufacturers. Together, these CPG companies represent over 2,000 brands.

Our retailer partners include leading grocery, drug, dollar, club and mass merchandise retailers which distribute and accept coupons through Quotient. Our retailers also include a broad range of specialty stores, including clothing, electronics, home improvement and many others which offer coupon codes through our platform.

We generate promotion revenues from digital transactions on our network. Each time a consumer activates a digital coupon on our platform we are generally paid a fee. Activation of a digital coupon can include: printing it for physical redemption at a retailer, saving it to a retailer loyalty account for automatic digital redemption, or using a mobile device to scan a retailer receipt with the appropriate purchase for automatic digital redemption and cash back. As our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers which may impact how we monetize transactions. Promotion revenues includes coupon codes in which we are generally paid a fee when a consumer makes a purchase using a coupon code from our platform. We generally pay a distribution fee to retailers or publishers when a consumer activates a digital promotion on their website or mobile app. These distribution fees are included in our cost of revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

We also generate media revenue from CPGs, advertising agencies, and retailers through the placement of online advertisements that are displayed on our websites and mobile apps, as well as those of our publishers, retailers and other third parties.

During 2016, we generated revenues of $275.2 million, representing 16% growth over 2015, and a net loss of $19.5 million as compared to $26.7 million in 2015. See our Consolidated Financial Statements and accompanying notes for more information. For the years ended December 31, 2016, 2015 and 2014, total revenue from The Procter and Gamble Company accounted for more than 10% of our total revenues.

Our Industry

For decades, retailers and CPGs have worked together to drive sales, which in turn benefits both parties. CPGs sell their products to retailers, and retailers are responsible for selling those products directly to shoppers. To help retailers attract shoppers and ensure sales, CPGs distribute over 300 billion national brand coupons annually. Historically, the vast majority of these promotions have been distributed in offline channels such as free standing inserts found in Sunday newspapers and direct mail. The effectiveness of these traditional channels, however, has declined due to the drop in newspaper readership coupled with the rise in consumers’ time spent online, particularly on mobile.

Today, retailers and CPGs are looking for more effective ways to engage shoppers and drive sales. Digital coupons have been found to be more effective and are redeemed at higher rates compared to traditional, offline, promotions. According to an annual industry report by NCH Marketing Services, Inc., in 2015, digital coupons (including digital print and digital paperless coupons) represented less than 1% of total U.S. CPG coupon distribution volume, but accounted for over 10% of total U.S. CPG coupon redemptions. We believe that the ease and simplicity of digital promotions, particularly through mobile, is broadening the demographic reach and driving usage of digital promotions. Further, by shifting traditional offline promotional and media budgets to our digital platform, CPGs are able to use data-driven metrics to better optimize and reach consumers when and how they want to be reached.

Additionally, CPGs spend approximately $200 billion per year on trade promotions, defined as special promotions offered to a particular retailer to drive additional sales directly from that retailer. These trade promotions have historically been marketed by the retailer in offline vehicles such as aisle tags and printed circulars. As retailers increase their digital marketing efforts, we believe there is an opportunity to drive efficiency within trade promotions.

CPGs also spend approximately $34 billion annually in offline and online advertising, with an increased portion of this shifting from offline channels to digital as shoppers spend more of their time online and on mobile devices. eMarketer projects that by 2020, CPG and the consumer products industry digital ad spending will be approximately $9.5 billion, an increase from the approximately $6 billion spent in 2016. By shifting media advertising to online channels, CPGs have more data, insights and behaviors to better target their audiences and optimize spending more efficiently.

Our Solutions

We offer an industry leading digital platform that enables CPG brands and retailers to engage shoppers through personalized and targeted promotions and media. Approximately 700 CPGs, representing over 2,000 brands, use our platform to manage and distribute promotional offers, target shopper audiences, and target and display media advertising.

We enable CPG brands and retailers to connect with shoppers and help drive sales. Through the platform, brands and retailers can manage their national brand promotions, trade promotions and media advertising together, combining shopper insights and purchase data with broad distribution capabilities across mobile, web, and social channels. We also enable brands and retailers to develop marketing and promotional programs within days, with the added flexibility of adjusting programs in real time. This differs from the long lead times typically required in traditional offline marketing vehicles. Our platform delivers value as a stand- alone promotions or media offering, but also provides additional value when used collectively.

We have a broad distribution network including our owned and operated web and mobile properties, such as Coupons.com, and thousands of publishing and retailer partner sites. Promotions can be saved directly to a retailer loyalty card and redeemed at checkout, redeemed for cash back through our mobile receipt scanning feature, or printed and taken directly to the store for physical redemption.

Retailer iQ is used at top retailers in the grocery, drug, dollar and mass merchandise channels and is a co-branded or white-labeled solution that powers retailer websites, ecommerce experiences, mobile websites and mobile applications. Retailer iQ integrates into retailers’ points-of-sale (POS) and serves as their digital marketing platform, distributing personalized and targeted promotions and media to help drive shopper loyalty and increased sales. Retailer iQ also includes features around digital grocery list, digital receipt, digital circular and beacon technology.

Quotient Promotions

We offer digital paperless and digital print promotions through our Quotient Promotions Network (also known as our Digital Free Standing Insert Network). With digital print, shoppers select coupons and print them from their desktop or mobile device to redeem in store. With digital paperless, shoppers save coupons directly to retailer loyalty accounts for automatic digital redemption, or by redeeming coupons using a mobile device for cash back after taking a picture of a retailer receipt with the appropriate purchase.

Through our platform, CPGs and retailers are able to reach shoppers on the web and on mobile devices by offering digital coupons through our extensive network which includes:

•	the Coupons.com website and our Coupons.com and Shopmium mobile application platforms;
•	CPG and retailer websites and mobile applications, either hosted by us or hosted by them using our APIs; and
•	the websites and mobile applications of thousands of registered partner sites included in our publisher network.

We have designed and engineered our platform to support personalization, targeting and optimization in the delivery of digital coupons. We start with demographic and geography based personalization techniques to ensure that consumers see and can easily access the most relevant content. We personalize content based on which offers the consumer has clicked on and what searches the consumer may conduct on our network as well as the coupons that the consumer previously activated, and redeemed. We also offer targeted promotions based on the criteria listed above, combined with data from our Retailer iQ integrations with select retailers. We offer a receipt-scanning, cash-back mobile coupon for direct cash back upon taking a picture of a retailer receipt with the appropriate purchase.

Retailer iQ allows retailers to integrate our digital promotions with their loyalty programs and point of sale systems for digital paperless delivery. Retailer iQ provides a personalized consumer experience to help retailers and brands drive loyalty and engagement with their shoppers. By integrating with the retailer point-of-sale system, our solution leverages data available across various touchpoints including web, mobile and customer channels such as email, and point of sale purchase data. Using data, the platform allows for real-time recommendations of digital coupons and products, real-time reporting, targeting and analytics, targeted media, and digital receipts, all of which help retailers and brands communicate with and influence their shoppers, primarily through their mobile phones.

Our promotions and media solutions are designed for mobile channels to further drive consumer adoption and engagement across our platform. Retailer iQ, for instance, powers retailer mobile applications and websites to enable consumers to download coupons, create shopping lists, and search for offers while on the go. CPGs can target Retailer iQ shoppers to personalize brand engagement or provide brand information. Our Coupons.com mobile application allows consumers to access our digital coupons and coupon codes, and is designed to provide personalized and location-based content. Our Shopmium receipt-scanning, cash-back mobile application platform allows consumers to use a CPG promotion by taking a picture of a receipt and uploading it to Quotient, where we validate the purchase against the promotion, and make payment to the consumer directly to a bank or PayPal account.

Quotient Media

We offer media solutions that provide CPGs, retailers and other advertisers access to our audience. Brands buy media with us to reach shoppers before, during and after their shopping cycles. Furthermore, we allow CPGs and retailers to take advantage of additional promotional opportunities to highlight their brands including premier media and advertising placements on our site, promoted positions within our coupon galleries and premium placement in our marketing efforts.

We also offer a targeted, data-driven solution, through Quotient Media Exchange, where advertisers can leverage Quotient’s reach and exclusive data to serve targeted media across the web and mobile. Through our Quotient Insights Platform, we combine purchase data from select retailers across the Quotient Retailer iQ network with online engagement and purchase-intent data from Quotient’s flagship brand, Coupons.com, and the Company’s thousands of publishing partners. This enables advertisers to reach a national audience or a single retailer’s customers using our solution. Our data processing systems are able to provide consumer intent signals to various advertising networks to extend our reach, which effectively increases media sales. Our media solutions can reach shoppers throughout our network, including Retailer iQ, and across web, mobile and social channels. For example, we can target consumers on Facebook who have used a particular category of coupon with media for that category of product. The quality and real-time nature of our data network enables us to offer relevant and targeted media campaigns. As our platform, network and audience expands, the value of our data and analytics increases.

Publishing Channels

Our platform includes numerous tools to enhance the effectiveness of promotions, media and analytics, and drive increased monetization through our platform. These tools are used by us, as well as our CPG, retailer and publisher partners.

Brandcaster®.    Our Brandcaster technology powers our affiliate program by enabling third-party publishers to easily display our promotions and media to visitors on their sites. Brandcaster’s easy-to-use self-service platform allows publishers to produce a look and feel customized to their brand and earn revenues for the coupons that are activated on their site and for media impressions.

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

Emails.    We deliver personalized emails with coupon offers and digital circular offers to shoppers based on their purchase behavior and intent, or interaction with our site. Shoppers who receive emails with personalized promotional content include registered users on our Coupons.com site and those of our Retailer iQ retailers.

Social.    We enable CPGs to distribute coupons on their Facebook pages in a seamless and fully customizable solution through an API on our platform. They then can manage the look and feel of the experience for consumers. Typically, CPGs will use coupons as an incentive for consumers to “like” their Facebook pages and brands and our application handles the process and tracking.

Bricks.    Our Bricks services include coupons and mobile cash rebate offers that operate just like the digital offers that we distribute on Coupons.com and across the Quotient Promotions Network, but the CPG is responsible for setting up and driving distribution. For example, our Bricks service may enable a CPG to make available a specific coupon on their website. CPGs are able to leverage our technology to facilitate the printing, digital receipt scan and rebate, and tracking of offers in a secure manner, but the CPG distributes the coupon through its own distribution process such as an email campaign or as part of a special promotion on their site.

Growth Strategy

We intend to grow our platform and our business through the following key strategies:

Increase revenues from CPGs already on our platform.    Based on our experience to date, we believe we have opportunities to continue increasing revenues from our existing CPG customer base through:

•	increasing our share of CPG spending on overall coupons and trade promotions;
•	increasing the number of brands that are using our platform within each CPG;
•	increasing media spending on our platform and our network;
•	leveraging our data to provide more targeted promotions, media, and analytics; and
•	maximizing consumer’s experiences across all products.

Expand our network through Retailer iQ, our digital paperless platform.    By using our platform to aggregate and optimize data, CPGs and retailers are able to offer personalized and targeted consumer experiences to more effectively engage consumers and drive sales. By bringing retailers and shoppers onto Retailer iQ, we are able to grow our digital paperless offering and distribution reach, and further leverage consumer insights from the platform. We believe as we continue to expand our network through Retailer iQ and increased shopper adoption, the value we provide to CPGs and retailers increases, as well as the opportunity to increase our share of CPG spending from promotions, trade spend and media budgets. We intend to continue to invest in technologies and product offerings that further integrate digital promotions and media into the retailer channel, and specifically within our Retailer iQ platform.

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

Grow shopper adoption and engagement of our digital offerings.    We plan to continue to innovate and invest across our platform, including Retailer iQ, mobile solutions, media, digital promotion offerings, Coupons.com mobile app, and within our specialty/franchise retail business. We plan to continue helping our Retailer iQ partners launch and market the platform in order to generate and increase shopper adoption and engagement of digital paperless promotions. We believe that CPG spending on digital promotions and marketing will continue to grow as point of sale, mobile channels and social media offer new opportunities to engage consumers on their path to purchase.

Grow our media business.     We plan to grow our media business, including Quotient Media Exchange, by continuing to invest in our media solutions, including enhancements to our targeting and reporting capabilities and expanded use of our proprietary data as well as data from select exclusive retailer partnerships. We also plan to scale our network through new and expanded partnerships, new verticals, and third parties such as media agencies.

Expand and grow Quotient Insights, and our emerging products around data and analytics.    As our network, content pool and shopper audience expands, resulting in greater data and insights, we believe that our platform will become more valuable. We expect to introduce new, more robust, solutions to our customers around analytics and insights. Our targeted promotion offering and Quotient Media Exchange, are just two examples of how we use the platform to drive more value across the network. We also have the growing capability to directly link digital campaigns and media to in-store purchase data. We believe we are in a unique position to deliver new products around data and analytics, and the opportunity to grow Quotient Insights increases as we continue to expand.

Grow international operations.    Many CPGs and retailers on our platform have global operations and we believe that we can opportunistically grow our operations and offerings in existing international markets and partner with our existing clients to enter new geographies in which they operate. We also plan to leverage our existing presence in France, through our acquisition of Shopmium, a receipt-scanning, cash-back mobile application platform, to broaden our international opportunity beginning with the United Kingdom.

Selectively pursue strategic acquisitions.   We intend to continue pursuing selective acquisition and partnership opportunities that we believe can expand our business.

Security

Our platform includes a proprietary digital distribution management system to enable CPGs and retailers to securely control the number of coupons distributed by device. We have controls in place to limit the number of digital coupons that can be printed. Similar controls are in place for linking coupons to loyalty cards and other paperless solutions, which allows us to limit the number of coupons distributed and activated. In addition, each printed coupon carries a unique ID that is encrypted, enabling us to trace each coupon from print to redemption. All of our digital print coupons can be authenticated and validated using this unique code. This unique ID also can be used to detect counterfeit or altered coupons. Our platform allows us to systematically identify and respond to fraudulent and prohibited activities by restricting a device from printing coupons.

Sales and Marketing

We have a team of dedicated, skilled specialists focused on CPGs and retailers. Based on our 18 years of execution for some of the world’s largest CPGs and retailers, we believe that our sales, integration, promotions management and customer support capabilities are difficult to replicate and a key reason for the growth of our business. Much of our sales activity is focused on expanding the number of brands within our existing CPG customers that offer digital promotions and media through our platform as well as expanding the volume of offers made by the brands currently using our platform. In addition to seeking new CPG and retailer customers, we are focused on continuing to increase the size and breadth of our publisher network. We are also seeking to partner with CPGs and other manufacturers and retailers in new industry segments such as convenience and specialty/franchise retail, restaurants and entertainment venues.

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

Technology and Infrastructure

Since inception, we have made significant investments and will continue to invest in developing our differentiated and proprietary platforms aimed at solving the problems of CPGs and retailers in ways that traditional solutions cannot. We are focused on offering solutions that provide measurable results. We have assembled a team of highly skilled engineers and computer scientists with deep expertise across a broad range of relevant disciplines. Key focus areas of our engineering team include:

•

Scalable infrastructure.    We use a combination of proprietary and open-source software to achieve a horizontally scalable, global, distributed and fault-tolerant architecture, with the goal of enabling us to ensure the continuity of our business, regardless of local disruptions. Our computational infrastructure currently processes millions of events per day and is designed in a way that enables us to add significant capacity to our platform as we scale our business without requiring any material design or architecture modifications. Our private cloud technology infrastructure is hosted across data centers in co-location facilities in California, Nevada, and Virginia.

•

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

•

Reporting.    Our user interface provides flexible reporting and interactive visualization of the key drivers of success for each media campaign. We use these reporting and visualization products internally to manage campaigns and provide advertisers with campaign insights.

•

Security.    Our security policy adheres to established policies to ensure that all data, code, and production infrastructure are secure and protected. Our data centers are SSAE 16 Type II certified and we are PCI DSS compliant where required. We use our internal team and third parties to test, audit, and review our entire production environment to protect it.

Our research and development expenses were $50.5 million, $48.4 million and $49.6 million during 2016, 2015 and 2014, respectively. We capitalized internal-use software development costs of $0.7 million, $1.5 million and $3.6 million during 2016, 2015, and 2014, respectively.

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

•

providers of digital coupons such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire, Inmar, News America Marketing’s SmartSource, YouTech, and companies that offer coupon codes such as RetailMeNot, Inc., Groupon Inc., Exponential Interactive Inc.’s TechBargains, Savings.com, Inc. and Ebates Performance Marketing, Inc., companies that offer cash back solutions such as iBotta, Inc., News America Marketing’s Checkout 51, and companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases;

•	internet sites that are focused on specific communities or interests that offer coupons or discount arrangements related to such communities or interests;
•	companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corporation;
•	companies offering media services, such as Triad Media Inc. and RichRelevance, Inc.; and
•	retailers marketing and offering their own digital coupons directly to consumers using their own websites, email newsletters and alerts, mobile applications and social media channels.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•	scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
•	ability to attract consumers to use digital coupons;
•	platform security, scalability, reliability and availability;
•	number of channels by which a company engages with consumers;
•	integration of products and solutions;
•	rapid deployment of products and services for customers;
•	breadth, quality and relevance of the Company’s digital coupons;
•	ability to deliver digital coupons that are widely available and easy to use in consumers’ preferred form;
•	integration with retailer applications;
•	brand recognition;
•	quality of tools, reporting and analytics for planning, development and optimization of promotions; and
•	breadth and expertise of the Company’s sales organization.

While we believe we compete effectively with respect to the factors identified above, we may face increasing competition from larger or more established companies that seek to enter our market or from smaller companies that launch new products, solutions and services that could gain market acceptance.

Culture and Employees

We are proud of our company culture and consider it to be one of our competitive strengths. Our culture helps drive our business and compete for talented employees in a highly competitive market. We seek to offer an environment that allows our employees to thrive and grow.

As of December 31, 2016, we had 662 full-time employees, consisting of 505 employees in the United States and 157 employees internationally.

Intellectual Property

We protect our intellectual property by relying on federal, state, and common law rights in the United States and equivalent rights in other jurisdictions, as well as contractual restrictions. We control access to our proprietary technology and algorithms by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks and domain names to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations outside the United States. As of December 31, 2016, we hold or have exclusive rights to 23 issued patents in the United States and 9 patents that have been issued outside of the United States with terms expiring between 2018 and 2034.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we operate. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective or may require significant expenditures and other resources to enforce. Any significant impairment of our intellectual property rights or unauthorized disclosure or use of our intellectual property could harm our business and our operating results, or ability to compete.

Companies in Internet-related and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We have been subject to in the past, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.

Corporate Information

We were incorporated in California in May 1998 and reincorporated in Delaware in June 2009. We changed our name to Quotient Technology Inc. on October 20, 2015. Our principal executive offices are located at 400 Logue Avenue, Mountain View, California 94043, and our telephone number is (650) 605-4600. Our corporate website address is www.quotient.com. Information contained on, or that can be accessed through, our website does not constitute part of this report and inclusions of our website address in this report are inactive textual references only. The Quotient logo, Coupons.com logo and our other registered or common law trademarks, service marks or trade names appearing in this report are the property of Quotient or its subsidiaries. Other trademarks and trade names referred to in this report are the property of their respective owners.

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

Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are available on our investor relations website at www.quotient.com. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website, as well as through press releases, SEC filings, public conference calls, our corporate blog and social media in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.  Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. Further corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Governance.” The contents of our websites, blog, press releases, public conference calls and social media are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC (and the contents of other SEC filings are not incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with the SEC except as required by law or to the extent we expressly incorporate such SEC filing into this Annual Form 10-K or other report or document we file with the SEC), and any references to our websites are intended to be inactive textual references only.

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

We have incurred net losses of $19.5 million, $26.7 million and $23.4 million in 2016, 2015 and 2014, respectively. We have an accumulated deficit of $238.4 million as of December 31, 2016. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

•	sales and marketing;
•	research and development, including new product development;
•	our technology infrastructure;
•	general administration, including legal and accounting expenses related to our growth and continued expenses with respect to being a public company;
•	efforts to expand into new markets; and
•	strategic opportunities, including commercial relationships and acquisitions.

For example, we have incurred and expect to continue to incur expenses developing, improving, integrating, investing, marketing and maintaining our retailer platform Retailer iQ and our data and analytics platform, Quotient Insights, and we may not succeed in increasing our revenues sufficiently to offset these expenses.

If we are unable to gain efficiencies in our operating costs, our business could be adversely impacted. We cannot be certain that we will be able to attain or maintain profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, our revenues may fluctuate due to changes in promotional spending budgets (including shopper marketing budgets) of CPGs and retailers and the timing of their promotional spending and we may not always be able to anticipate such fluctuations. Decisions by major CPGs or retailers to delay or reduce their promotional spending or divert spending away from digital promotions, or from our platform, or changes in our fee arrangements with CPGs and retailers, could slow our revenue growth or reduce our revenues. For example, if a greater number of our arrangements with CPGs required us to receive fees upon the actual redemption of digital coupons on our platform rather than activation as is generally done, our revenue growth and revenues could be harmed.

We believe that our continued revenue growth will depend on our ability to:

•

increase our share of CPG spending on overall coupon and trade promotions, increase the number of brands that are using our platform within each CPG, increase media spending on our platform and increase our share of retailer spending on coupon codes;

•	adapt to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending;
•	further integrate, grow and maintain our digital promotions, shopper marketing and media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	manage the transition from digital print coupons to digital paperless coupons;
•	develop and deploy our data solutions in support of Retailer iQ and Quotient Media;

•	grow the number of CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;
•	grow and maintain our retailer network through direct and indirect partnerships;
•	expand the use by consumers of our newest digital promotion and media offerings and broaden the selection and use of digital coupons;
•	manage the shift from desktop to mobile devices;
•	innovate our product offerings to retain and grow our consumer base;
•	obtain and increase the number of high quality coupons;
•	grow the number of transactions across our platform;
•	expand the number, variety and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
•	develop and implement our media strategies;
•	increase the awareness of our brands, and earn and build our reputation;
•	hire, integrate and retain talented personnel;
•	effectively manage scaling our operations; and
•	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully accomplish any of these actions. Failure to do so could harm our business and cause our operating results to suffer.

If we fail to attract and retain CPGs, retailers and publishers and expand our relationships with them, our revenues and business will be harmed.

The success of our business depends in part on our ability to increase our share of CPG spending on overall coupons and trade promotions, increase media spending on our platform, increase the number of brands that are using our platform within each CPG, increase our share of retailer spending on coupon codes, increase adoption and scale of Retailer iQ, and development and deployment of Quotient Insights. It also depends on (i) our ability to further integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, (ii) our ability to obtain the right to distribute Retailer iQ digital promotions more broadly through our websites and mobile apps and those of our publishers, and (iii) our retail partners’ commitment in promoting our digital solutions to their customers. In addition, we must acquire new CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment venues. If CPGs and retailers do not find that offering digital promotions and media on our platform enables them to reach consumers and sufficiently increase sales with the scale and effectiveness that is compelling to them, CPGs and retailers may not increase their distribution of digital promotions and media on our platform, or they may decrease them or stop offering them altogether, and new CPGs and retailers may decide not to use our platform.

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

Our business is exposed to risks related to customer concentration, particularly among CPGs. For the years ended December 31, 2016, 2015 and 2014, total revenue from The Procter and Gamble Company accounted for more than 10% of our total revenues. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed.

As consumer demand for digital coupons has increased, promotion spending has shifted from traditional coupons through traditional channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital coupons will continue at the same rate and whether the growth of the digital promotions market will continue. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital coupons does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenues will require increasing the number of brands that are using our platform within each CPG and further integrating such digital promotions with Retailer iQ. If our projections regarding the adoption and usage of Retailer iQ by retailers, CPGs and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the success of Retailer iQ generally, including insufficient time, resources or funds committed by retailers to the implementation and promotion of Retailer iQ, a retailer’s decision to delay or forego launching or marketing Retailer iQ, our inability to obtain sufficient data rights to maximize the functionality of Retailer iQ, our inability to monetize enhanced Retailer iQ functionality, and our inability to efficiently integrate Retailer iQ with a retailer’s system. Even if we are successful in driving the adoption and usage of Retailer iQ by retailers, CPGs and consumers, if Retailer iQ fee arrangements or transaction volumes, or the mix of offers, change or do not meet our projections, our revenues may be harmed. We expect that the market will evolve in ways which may be difficult to predict. It is also possible that digital coupon offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers, including through continued innovation and implementation of new initiatives associated with the digital coupons. For example, if consumer demand for our software-free print solution or our new mobile application does not grow as we expect, our business may be harmed. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted. For example, we are seeing a shift from digital paper coupons to digital paperless coupons. Our revenues may be harmed if we are unable to manage this transition and the growth of digital paperless coupons is slower than the decline in digital print coupons.

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

In addition to other factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•

our ability to grow our revenues by increasing our share of CPG spending and the number of brands using our platform, including Retailer iQ, increasing media spending on our platform, further integrating with our retailers and increasing the use of retailer coupon codes by consumers, adding new CPGs and retailers to our network and growing our current consumer base and expanding into new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;

•	our ability to successfully respond to changes in the digital promotions and media market and continue to grow the market and demand for our platform;
•	our ability to grow consumer selection and use of our digital promotion offerings and attract new consumers to our platform;
•	the amount and timing of digital promotions and marketing campaigns by CPGs, which are affected by budget cycles, economic conditions, seasonality and other factors;
•	the impact of global business or macroeconomic conditions, including the resulting effects on the level of coupon and trade promotion spending by CPGs and spending by consumers;
•	the impact of competitors or competitive products and services, and our ability to compete in the digital promotions market;
•	our ability to obtain and increase the number of high quality coupons;
•	changes in consumer behavior with respect to digital promotions and how consumers access digital coupons and our ability to develop applications that are widely accepted and generate revenues;
•	the costs of investing, maintaining and enhancing our technology infrastructure;
•	the costs of developing new products and solutions and enhancements to our platform;
•	our ability to manage our growth, including scaling Retailer iQ, developing and deploying Quotient Insights, and growing Quotient Media;
•	the success of our sales and marketing efforts;
•	the costs of acquiring new companies which we anticipate will help us grow our business;
•	the costs of successfully integrating acquired companies and employees into our operations;
•

government regulation of e-commerce and m-commerce and requirements to comply with security and privacy laws and regulations affecting our business, and changes in government regulation affecting our business or our becoming subject to new government regulation;

•	our ability to deal effectively with fraudulent transactions or customer disputes;
•	the attraction and retention of qualified employees and key personnel, which can be affected by changes in U.S. immigration policies;
•	the effectiveness of our internal controls; and
•	changes in accounting rules, tax laws or interpretations thereof.

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

When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, certain prepaid distribution fees with some of the retailers will not be recoverable and the distribution fee will increase as a percentage of revenue. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. At December 31, 2016 and 2015, we had $0.2 million and $7.5 million, respectively, of prepaid non-refundable payments with some of our Retailer iQ partners.

If we fail to maintain and expand the use by consumers of digital coupons on our platform, our revenues and business will be harmed.

We must continue to maintain and expand the use by consumers of digital coupons in order to increase the attractiveness of our platform to CPGs and retailers and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of personalized and high quality digital coupons, or that the usage of digital coupons is easy and convenient through our platform, we may not be able to attract or retain consumers on our platform. For instance, we are retiring our coupon printing software and if consumers who use that software do not move to our upgraded print solution or other products or their transition to our other products is slower than anticipated, our revenues could be adversely affected. Further, if there is increased competition for the trade promotions and marketing budgets of CPGs and retailers, the result could be increased pricing pressure. If we are unable to maintain and expand the use by consumers of digital coupons on our platform, including through our software-free print solution, new Coupons.com mobile application and Shopmium cash back application, and do so to a greater extent than our competitors, CPGs may find that offering digital promotions on our platform does not reach consumers with the scale and effectiveness that is compelling to them. Likewise, if retailers find that using our platform, including Retailer iQ, does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, then the revenues we generate may not increase to the extent we expect or may decrease. Any of these would adversely affect our operating results.

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

Web usage and the consumption of digital content are increasingly shifting from desktop to mobile platforms such as smartphones. The growth of our business depends in part on our ability to drive engagement, activation and shopping behavior for our retailers and CPGs through these new mobile channels. Our success on mobile platforms will be dependent on our interoperability with popular mobile operating systems that we do not control, such as Android, iOS and Windows Mobile, and any changes in such systems that degrade our functionality, ease of convenience or that give preferential treatment to competitive services could adversely affect usage of our services through mobile devices.

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

Our success on mobile platforms will also be dependent on our ability to develop features or products that will make our mobile platform attractive to, and drive engagement by, consumers. For example, we launched a new Coupons.com mobile application in January 2017 providing enhanced functionality and features, however, there is no guarantee that consumers will adopt our new mobile application or that it will result in increased engagement. If we fail to develop such features or products after investing in their development, our ability to monetize these growth opportunities will be constrained, and our business, financial condition and operating results would be adversely affected.

We depend in part on third-party advertising agencies as intermediaries, and if we fail to develop and maintain these relationships, our business may be harmed.

A growing portion of our business is conducted indirectly with third-party advertising agencies acting on behalf of CPGs and retailers. Third-party advertising agencies are instrumental in assisting CPGs and retailers to plan and purchase media and promotions, and each third-party advertising agency generally allocates media and promotion spend from CPGs and retailers across numerous channels. We are still developing relationships with, and do not have exclusive relationships with, third-party advertising agencies and we depend in part on third-party agencies to work with us as they embark on marketing campaigns for CPGs and retailers. While in most cases we have developed relationships directly with CPGs and retailers, we nevertheless depend in part on third-party advertising agencies to present to their CPG and retailer clients the merits of our platform. Inaccurate descriptions of our platform by third-party advertising agencies, over whom we have no control, negative recommendations regarding use of our service offerings or failure to mention our platform at all could hurt our business. In addition, if a third-party advertising agency is disappointed with our platform on a particular campaign or generally, we risk losing the business of the CPG or retailer for whom the campaign was run, and of other CPGs and retailers represented by that agency. Since many third-party advertising agencies are affiliated with other third-party agencies in a larger corporate structure, if we fail to develop and maintain good relations with one third-party advertising agency in such an organization, we may lose business from the affiliated third-party advertising agencies as well.

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

•

providers of digital coupons such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire, News America Marketing’s SmartSource., Inmar, You Technology, and companies that offer coupon codes such as RetailMeNot, Inc., Groupon, Inc., Exponential Interactive, Inc.’s TechBargains.com, Savings.com, Inc and Ebates Performance Marketing, Inc., companies that offer cash back solutions such as iBotta, Inc., and News America Marketing’s Checkout 51, and companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases;

•	Internet sites and blogs that are focused on specific communities or interests that offer coupons or discount arrangements related to such communities or interests;
•	companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corp.; and
•	companies offering media services, such as Triad Media Inc. and Rich Relevance, Inc.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•	scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
•	ability to attract consumers to use digital coupons delivered by it;
•	platform security, scalability, reliability and availability;
•	number of channels by which a company engages with consumers;
•	integration of products and solutions;
•	rapid deployment of products and services for customers;
•	breadth, quality and relevance of the Company’s digital coupons;
•	ability to deliver high quality and increasing number of digital coupons that are widely available and easy to use in consumers’ preferred form;
•	integration with retailer applications and point of sales systems;
•	brand recognition and reputation;
•	quality of tools, reporting and analytics for planning, development and optimization of promotions; and
•	breadth and expertise of the Company’s sales organization.

We are subject to competition from large, well-established companies which have significantly greater financial, marketing and other resources than we do and have offerings that compete with our platform or may choose to offer digital promotions as an add-on to their core business on their own or in partnership with one of our competitors that would directly compete with ours. Many of our larger actual and potential competitors have the resources to significantly change the nature of the digital promotions industry to their advantage, which could materially disadvantage us. For example, Google, Yahoo!, Microsoft and Facebook and online retailers such as Amazon have highly trafficked industry platforms which they have leveraged, or could leverage, to distribute digital coupons or other digital promotions that could negatively affect our business. In addition, these potential competitors may be able to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to attract more consumers and, as a result, more CPGs and retailers, or generate revenues more effectively than we do. Our competitors may offer digital coupons that are similar to the digital coupons we offer or that achieve greater market acceptance than those we offer. We are also subject to competition from smaller companies that launch similar or new products and services that we do not offer and that could gain market acceptance.

Our success depends on the effectiveness of our platform in connecting CPGs and retailers with consumers and with attracting consumer use of the digital coupons delivered through our platform. To the extent we fail to provide digital coupons for high quality, relevant products, or otherwise fail to successfully reach consumers on their mobile device or elsewhere, consumers may become dissatisfied with our platform and decide not to use our digital coupons and elect to use the digital coupons distributed by one of our competitors. As a result of these factors, our CPGs and retailers may not receive the benefits they expect, and CPGs may use the offerings of one of our competitors, and retailers may elect to handle coupons themselves or exclude us from integrating with their in-store and point of sale systems or consumer channels, and our operating results would be adversely affected. Similarly, if retailers elect to use a competitive distribution network or platform, and we do not have, or fail to maintain, an agreement to distribute content through that network or platform, CPGs may elect to provide digital coupons directly to that network or platform, instead of through our platform. If retailers and CPGs require our platform to integrate with competitive offerings instead of using our products, we could lose some of our competitive advantage and our business could be harmed.

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

We also directly and indirectly compete with retailers for consumer traffic. Many retailers market and offer their own digital coupons directly to consumers using their own websites, email newsletters and alerts, mobile applications and social media channels. Additionally, some retailers also market and offer their own digital coupons directly to consumers using our platform for which we earn no revenue.  Our retailers could be more successful than we are at marketing their own digital coupons and could decide to terminate their relationship with us.

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

We have significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Such expansion increases the complexity of our business and places significant demands on our management, operations, technical performance, financial resources and internal control over financial reporting functions. Continued growth could strain our ability to deliver digital coupons and media on our platform, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. Failure to manage our expansion may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.

To effectively manage this growth, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. If we do not effectively manage the growth of our business and operations the scalability of our business could suffer.

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

If we do not effectively grow and train our sales and media teams, we may be unable to grow our business with CPGs and retailers and our business will be adversely affected.

We continue to be dependent on our sales and media teams to obtain new CPGs and retailers and to drive sales from our existing CPGs and retailers. We believe that there is significant competition for sales and media personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales and media personnel to support our growth. New hires require significant training and it may take time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, if we continue to grow rapidly, a large percentage of our sales and media teams will be new to the Company and our solution. If we are unable to hire and train sufficient numbers of effective sales and media personnel, or the sales and media personnel are not successful in obtaining new CPGs and retailers or increasing sales to our existing CPGs and retailers, our business will be adversely affected.

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

Our success depends in part on our ability to attract consumers through unpaid Internet search results on search engines like Google, Yahoo! and Bing. The number of consumers we attract to our websites from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, major search engines frequently modify their ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites or we may receive less favorable placement which could reduce traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. For example, the search result rankings of our websites have fallen relative to the same time last year. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their index. Any reduction in the number of consumers directed to our websites could reduce the effectiveness of our coupon codes for specialty retailers and digital promotions for CPGs and retailers and could adversely impact our business and results of operations.

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

Our business is in part dependent upon electronic messaging. We provide emails, mobile alerts and other messages to consumers informing them of the digital coupons on our websites, and we believe these communications help generate a significant portion of our revenues. We also use electronic messaging, in part, as part of the consumer sign-up and verification process. Because electronic messaging services are important to our business, if we are unable to successfully deliver electronic messages to consumers, if there are legal restrictions on delivering these messages to consumers, or if consumers do not or cannot open our messages, our revenues and profitability could be adversely affected. Changes in how webmail applications or other email management tools organize and prioritize email may result in our emails being delivered or routed to a less prominent location in a consumer’s inbox or viewed as “spam” by consumers and may reduce the likelihood of that consumer opening our emails. Actions taken by third parties that block, impose restrictions on or charge for the delivery of electronic messages could also harm our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers.

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

We may not be able to adequately protect our intellectual property rights

We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success.

We strive to protect our intellectual property rights in a number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We strive to protect our intellectual property rights by relying on federal, state and common law rights, contractual restrictions as well as rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect our intellectual property rights.

We also may not be able to acquire or maintain appropriate domain names in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.

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

We may be accused of infringing intellectual property rights of third parties.

Other parties also may claim that we infringe their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us, or the payment of damages, including to satisfy indemnification obligations. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

We may be unable to continue to use the domain names that we use in our business, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks.

We may lose significant brand equity in our “Coupons.com” domain name, our “Quotient.com” domain name, and other valuable domain names. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew an applicable registration, or any other cause, we may be forced to market our products under new domain names, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain names in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We also may not be able to acquire or maintain appropriate domain names or trademarks in all countries in which we do business.  Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention and harm our business.

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
•

effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made by the acquired company;

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

Our gross margins are dependent on many factors, some of which are not directly controlled by the Company.

These factors include:

•	Significant variations in our gross margin among products. Any substantial change in product mix could change our gross margin,
•	As we continue to scale customers to our Retailer IQ we will continue to experiment with various fee arrangements (including volume based fees) which might have an impact on our gross margins; and,
•	Pricing and acceptance of higher-margin new products.

Our inability to control any one of these factors could negatively impact our gross margins and operating results.

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

Changes to financial accounting standards or SEC’s rules and regulations may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform to generally accepted accounting principles in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. This guidance will be applicable to us at the beginning of our first quarter of fiscal year 2018.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 88,560,409 shares of common stock outstanding as of December 31, 2016, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 73% of our outstanding common stock, based on the number of shares outstanding as of December 31, 2016. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In February of 2015, our board of directors approved a share repurchase program pursuant to which we are authorized to repurchase shares of our stock having an aggregate value of up to $50.0 million. In February of 2016 our board of directors approved a new share purchase program with a one-year term on terms substantially similar to the program approved in February of 2015. From January 1, 2016 through December 31, 2016, we repurchased $11.1 million in stock under our total authorized amounts under our new and old share purchase programs. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Our principal executive offices are located in Mountain View, California, and include three buildings totaling approximately 91,000 square feet under leases expiring from December 2019 to December, 2020. We maintain additional leased spaces in Marina Del Rey, California as well as Cincinnati, Ohio, New York, New York, Bangalore, India, Paris, France, and London, the United Kingdom. We believe our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

Item 3.	Legal Proceedings.

On March 11, 2015, a putative stockholder class action lawsuit was filed against us, the members of our board of directors, certain of our executive officers and the underwriters of our IPO: Nguyen v. Coupons.com Incorporated, Case No. CGC-15-544654 (California Superior Court, San Francisco County). The complaint asserted claims under the Securities Act and sought unspecified damages and other relief on behalf of a putative class of persons and entities who purchased stock pursuant or traceable to the registration statement and prospectus for our IPO. Plaintiff Nguyen requested and obtained a dismissal without prejudice of his San Francisco action and filed another complaint with substantially the same allegations in the Santa Clara County Superior Court, Nguyen v. Coupons.com Incorporated, Case No. 1-15-CV-278777 (California Superior Court, Santa Clara County) (Mar. 30, 2015). Three other complaints with substantially the same allegations have also been filed: O’Donnell v. Coupons.com Incorporated, Case No. 1-15-CV-278399 (California Superior Court, Santa Clara County) (Mar. 20, 2015); So v. Coupons.com Incorporated, Case No. 1-15-CV-278774 (California Superior Court, Santa Clara County) (Mar. 30, 2015); and Silverberg v. Coupons.com Incorporated, Case No. 1-15-CV-278891 (California Superior Court, Santa Clara County) (Apr. 2, 2015). On May 7, 2015, the Santa Clara court consolidated the Nguyen, So and Silverberg actions with the O’Donnell action. The Court sustained defendants’ demurrer to the consolidated complaint with leave to amend. On December 14, 2015, plaintiffs filed an amended consolidated complaint. The Court sustained defendants’ demurrer to the amended consolidated complaint without leave to amend on May 25, 2016, and on July 13, 2016 entered final judgment in our favor. Plaintiffs did not file an appeal.

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

	High	Low
Year ended December 31, 2016
Fourth quarter	$13.28	$9.85
Third quarter	$13.97	$12.05
Second quarter	$13.98	$10.33
First quarter	$10.60	$5.23
Year ended December 31, 2015
Fourth quarter	$9.39	$5.54
Third quarter	$11.41	$8.60
Second quarter	$14.00	$10.79
First quarter	$19.65	$9.49

Holders

As of February 10, 2017, there were 84 holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

 The following is a summary of stock repurchases for each month during the fourth quarter ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1, 2016 to October 31, 2016	—	$—	—	$46,910,000
November 1, 2016 to November 30, 2016	12,455	9.95	12,455	46,786,000
December 1, 2016 to December 31, 2016	—	—	—	46,786,000
	12,455	$—	12,455	$46,786,000
(1)

In February 2016, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $50.0 million of the Company’s common stock through February 2017. Through the end of fourth quarter ended December 31, 2016, the Company had repurchased 1,707,613 shares of its common stock for an aggregate of $11.1 million.

Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the Russell 2000, the Russell 3000 and the S&P North American Technology Sector Index. The S&P North American Technology Sector Index replaces the S&P North American Technology Internet Index, which we used in prior year, as it is no longer tracked by S&P. The chart assumes $100 was invested at the close of market on March 7, 2014, in our common stock, the Russell 2000, the Russell 3000 and the S&P North American Technology Sector Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

In the fiscal year 2016, the Company changed from the Russell 2000 to the Russell 3000 index because the companies which comprise the Russell 3000 index better reflect the Company’s current size and business. For the fiscal year 2016, the Company has presented both the old and new indices for comparison purposes.

	Base	INDEXED RETURNS
	Period	Quarter Ending
Company / Index	3/7/2014	Q1'14	Q2'14	Q3'14	Q4'14	Q1'15	Q2'15	Q3'15	Q4'15	Q1'16	Q2'16	Q3'16	Q4'16
Quotient Technology Inc.	$100	$82	$88	$40	$59	$39	$36	$30	$23	$35	$45	$44	$36
Russell 2000 Index	$100	$98	$99	$92	$101	$105	$106	$93	$96	$95	$98	$107	$116
Russell 3000 Index	$100	$99	$104	$104	$109	$111	$111	$103	$109	$110	$109	$101	$107
S&P North American Technology Sector Index	$100	$101	$106	$109	$113	$114	$115	$111	$122	$123	$122	$137	$137

Unregistered Sales of Equity Securities

Not applicable.

Item 6.	Selected Financial Data.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Revenues	$275,190	$237,309	$221,761	$167,892	$112,127
Costs and expenses:
Cost of revenues (1)	114,870	92,203	86,186	52,080	41,745
Sales and marketing (1)	92,596	92,454	78,865	61,793	63,526
Research and development (1)	50,503	48,367	49,583	40,102	40,236
General and administrative (1)	43,404	34,833	33,392	24,232	25,999
Change in fair value of escrowed shares and contingent consideration, net	(6,450)	1,231	(5,741)	—	—
Total costs and expenses	294,923	269,088	242,285	178,207	171,506
Loss from operations	(19,733)	(31,779)	(20,524)	(10,315)	(59,379)
Interest expense	—	(290)	(922)	(953)	(212)
Gain on sale of a right to use a web domain name	—	4,800	—	—	—
Other income (expense), net	495	(22)	(72)	19	92
Loss before income taxes	(19,238)	(27,291)	(21,518)	(11,249)	(59,499)
Provision for (benefit from) income taxes	241	(561)	1,926	—	(265)
Net loss	$(19,479)	$(26,730)	$(23,444)	$(11,249)	$(59,234)
Net loss per share, basic and diluted	$(0.23)	$(0.32)	$(0.35)	$(0.57)	$(3.72)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	84,157	82,807	67,828	19,626	15,927

(1) The stock-based compensation expense included above was as follows:
	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenues	$1,821	$1,728	$3,086	$300	$378
Sales and marketing	5,776	10,658	9,464	1,492	1,880
Research and development	7,286	9,680	11,536	1,015	1,532
General and administrative	13,403	10,280	11,424	2,374	1,778
Total stock-based compensation	$28,286	$32,346	$35,510	$5,181	$5,568

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term investments	$175,346	$159,947	$201,075	$38,972	$58,395
Working capital	207,694	177,547	204,837	21,420	45,423
Property and equipment, net	16,376	25,128	25,399	29,942	27,282
Total assets	362,756	321,071	331,807	134,236	131,892
Deferred revenues	6,856	7,342	6,219	6,751	7,406
Total liabilities	51,007	55,581	54,919	66,220	62,012
Debt obligations	—	—	7,500	23,077	14,743
Redeemable convertible preferred stock	—	—	—	270,262	270,262
Total stockholder's equity (deficit)	$311,749	$265,490	$276,888	$(202,246)	$(200,382)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Quotient Technology Inc., is a provider of an industry leading digital platform that enables consumer packaged goods (CPG) brands and retailers to engage shoppers through personalized and targeted promotions and media. Through our platform, CPGs and retailers are able to use online and in-store point-of-sale (POS) shopper data and analytics to drive sales with improved efficiency, as compared to traditional offline promotional and advertising vehicles.

We operate our platform across a broad distribution network, reaching over 40 million shoppers at the critical moments in their paths to purchase. Our network includes our website and mobile properties of our flagship consumer brand, Coupons.com, as well as our other owned and operated properties, and thousands of our publisher partners. In addition, we operate our platform, Retailer iQ, on a co-branded or white label basis with our retailer partners, providing them a digital platform to directly engage their shoppers across their websites, mobile, ecommerce, and social channels. Retailer iQ integrates with retailers’ POS technology and leverages a broad set of shopper insights, including online behaviors, purchase, and purchase intent data to drive personalized and targeted promotions and media. Retailers using Retailer iQ are primarily in the grocery, drug, dollar, club and mass merchandise channels where the majority of CPG products are sold.

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

We generate promotion revenues from digital transactions on our network. Each time a consumer activates a digital coupon on our platform we are generally paid a fee. Activation of a digital coupon can include: printing it for physical redemption at a retailer, saving it to a retailer loyalty account for automatic digital redemption, or using a mobile device to scan a retailer receipt with the appropriate purchase for automatic digital redemption and cash back. As our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers which may impact how we monetize transactions. Promotion revenues includes revenues from coupon code offerings in which we are generally paid a fee when a consumer makes a purchase using a coupon code from our platform. We generally pay a distribution fee to retailers or publishers when a consumer activates a digital promotion on their website or mobile app. These distribution fees are included in our cost of revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

We also generate media revenue through the placement of online advertisements from CPGs and retailers that are displayed on our websites and mobile apps, as well as those of our publishers, retailers and other third parties.

Our operating expenses may increase in the future as we continue (1) to invest in (i) research and development to enhance our platform and investments in newer product offerings including Quotient Insights; (ii) sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers; and, (iii) corporate infrastructure; (2) to incur additional general and administrative expenses associated with being a public company, including increased legal and accounting expenses, higher insurance premiums and compliance costs associated with the Sarbanes-Oxley Act; and (3) to amortize expenses related to intangibles assets associated with a services and data agreement and other strategic acquisitions.

For 2016, 2015 and 2014, our revenues were $275.2 million, $237.3 million, and $221.8 million, respectively. Our net loss for 2016, 2015 and 2014 was $19.5 million, $26.7 million, and $23.4 million, respectively.

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

Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest, income taxes, gain on sale of a right to use a web domain name, other income (expense), net, one-time charge for certain distribution fees, change in fair value of escrowed shares and contingent consideration, net, and charges related to Enterprise Resource Planning software implementation costs.

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

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(19,479)	$(26,730)	$(23,444)
Adjusted EBITDA	32,476	18,298	23,982
Transactions	2,445,455	1,657,039	1,608,082

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
•

Adjusted EBITDA also does not include the effects of charges related to Enterprise Resource Planning software implementation costs, one-time charge for certain distribution fees, change in fair value of escrowed shares and contingent consideration, net, interest, other income (expense), net, income taxes and gain on sale of a right to use a web domain name, and;

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(19,479)	$(26,730)	$(23,444)
Adjustments:
Stock-based compensation	28,286	32,346	35,510
Depreciation, amortization and other (1)	22,938	16,500	14,737
One-time charge for certain distribution fees	7,435	—	—
Change in fair value of escrowed shares and contingent consideration, net	(6,450)	1,231	(5,741)
Interest expense	—	290	922
Other income (expense), net	(495)	22	72
Provision for (benefit from) income taxes	241	(561)	1,926
Gain on sale of a right to use a web domain name	—	(4,800)	—
Total adjustments	$51,955	$45,028	$47,426

Adjusted EBITDA	$32,476	$18,298	$23,982

(1) Other includes Enterprise Resource Planning software implementation costs of $0.2 million for the year ended December 31, 2016.

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

Increasing revenue from CPGs on our platform.    Our ability to grow our revenue in the future depends upon our ability to continue to increase revenues from existing CPGs on our platform. This includes increasing our share of CPG spending on overall coupons, media and trade promotions; increasing the number of brands that are using our platform within each CPG; increasing media spending on our platform; and increase our share of retailer spending on coupon codes. As transactions grow, volume discounts that we offer to our existing CPGs, may slow our revenue growth or reduce our revenues on a per transaction basis.

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

Coupons.    We generate revenues, as consumers select, activate, or redeem a coupon through our platform by either printing it for physical redemption at a retailer or saving it to a retailer loyalty account for automatic digital redemption. For setup fees, we recognize revenues proportionally, on a per activation basis, using the number of authorized activations per insertion order, commencing on the date of the first coupon activation. For coupons, the pricing is generally determined on a per unit activation basis. Setup fees charged to customers represent charges for the creation of digital coupons and related activation, tracking and security features. Insertion orders generally include a limit on the number of activations, or times consumers may select a coupon.

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

Cost of Revenues

Cost of revenues includes the costs resulting from distribution fees. If we deliver a digital coupon or media on a retailer’s website or mobile apps or through its loyalty program, or the website or mobile apps of a publisher, we generally pay a distribution fee to the retailer or publisher which is included in our cost of revenues. These costs are expensed as incurred. We generally do not pay a distribution fee for a coupon or code which is offered through the website of the CPG or retailer that is offering the coupon or coupon code. From time to time, we have entered into arrangements pursuant to which we have agreed to the payment of minimum distribution or other service fees that are included in our cost of revenues. Distribution fees as a percent of total revenues were 23%, 16% and 15% during the years ended December 31, 2016, 2015 and 2014, respectively.

Cost of revenues also includes personnel costs, depreciation and amortization expense of equipment, software and acquired intangible assets incurred on revenue producing technologies, data center costs and third-party service fees. Personnel costs related to costs of revenues include salaries, bonuses, stock-based compensation and employee benefits. These costs are primarily attributable to individuals maintaining our data centers and members of our network operations group, which initiates, sets up and delivers digital promotion and media campaigns. Cost of revenues also includes third-party data center costs. We capitalize costs related to software that is developed or obtained for internal use, including Retailer iQ and Quotient Insights. Costs incurred in connection with internal software development for revenue producing technologies are capitalized and are amortized in cost of revenues over the internal use software’s useful life. The amortization of these costs begins when the internally developed software is ready for its intended use.

Operating Expenses

We classify our operating expenses primarily into three categories: sales and marketing, research and development and general and administrative. Our operating expenses consist primarily of personnel costs and, to a lesser extent, professional fees and facilities expense. Personnel costs for each category of operating expenses generally include salaries, bonuses, stock-based compensation and employee benefits.

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

Research and development.    Our research and development expenses consist primarily of personnel and related headcount costs and costs of professional services associated with the ongoing development of our technology. Personnel costs include salaries, bonuses, stock-based compensation expense and employee benefit costs. Our developers reside in our Mountain View, California headquarters, Paris, France, which was acquired as part of our acquisition of Shopmium and our research and development center in Bangalore, India which we opened in January 2015. We anticipate growing employee headcount in India during 2017.

We believe that continued investment in technology is critical to attaining our strategic objectives. We also believe that continued operational and cost optimization efforts, is important, as it provides us with the ability to invest in strategic areas, while managing growth in future periods.

General and administrative.    Our general and administrative expenses consist primarily of personnel costs associated with our executive, finance, legal, human resources, compliance and other administrative personnel, as well as accounting and legal professional services fees and other corporate expenses. We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act.

Change in fair value of escrowed shares and contingent consideration, net.    The change in fair value of escrowed shares relates to the acquisition of certain exclusivity rights under a services and data agreement whereby a certain amount of shares were issued and placed in escrow. Those shares are subject to re-measurement until released from escrow. The change in fair value of contingent consideration is the result of our re-measurement of the contingent consideration liability from the acquisition of the assets of Eckim, in August 2014, and from the acquisition of Shopmium, in October 2015. The contingent consideration related to Eckim was determined based on an estimate of shares issuable to Eckim for achieving certain revenue and profit milestones at the end of the earnout period as of December 31, 2015. The inputs include the Company’s stock price and the number of shares issuable. On January 26, 2016, the Company and the sellers of Eckim agreed on performance against the milestones and the shares to be issued. Accordingly, the Company reclassified the contingent liability of $1.9 million related to Eckim to stockholder’s equity in the first quarter of 2016. The shares were issued during the second quarter of 2016.

Interest expense

Interest expense is primarily related to our debt obligations related to an outstanding credit agreement. All debt was repaid in the third quarter of 2015 and the credit agreement was terminated.

Other Income (Expense), Net

Other income (expense), net, includes interest income and foreign exchange gains and losses.

Provision for (Benefit from) Income Taxes

The Company recorded a provision for income taxes of $0.2 million for the year ended December 31, 2016, a benefit from income taxes of $0.6 million for the year ended December 31, 2015, and a provision for income taxes of $1.9 million for the year ended December 31, 2014. The provision for income taxes of $0.2 million for the year ended December 31, 2016 was primarily attributable to a net increase in deferred tax liabilities associated with the change in fair value of contingent consideration from prior year acquisitions and a decrease in foreign income taxed at non-US tax rates. The benefit from income taxes of $0.6 million for the year ended December 31, 2015 was primarily attributable to a decrease in deferred tax liabilities that arose from a loss the Company recorded from a change in the fair value of contingent consideration from prior year acquisitions and net foreign tax benefit, partially offset by state income taxes. The provision for income taxes of $1.9 million for the year ended December 31, 2014 was primarily attributable to the recognition of deferred tax liabilities that arose from the gain the Company recorded from a change in the fair value of contingent consideration from prior year acquisitions.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented.

	Year Ended December 31,
	2016		2015		2014
	(in thousands, except percentages)
Revenues	$275,190	100.0%	$237,309	100.0%	$221,761	100.0%
Cost of revenues	114,870	41.7%	92,203	38.9%	86,186	38.9%
Gross profit	160,320	58.3%	145,106	61.1%	135,575	61.1%
Operating expenses:
Sales and marketing	92,596	33.6%	92,454	38.9%	78,865	35.6%
Research and development	50,503	18.4%	48,367	20.4%	49,583	22.4%
General and administrative	43,404	15.8%	34,833	14.7%	33,392	15.1%
Change in fair value of escrowed shares and contingent consideration, net	(6,450)	(2.3)%	1,231	0.5%	(5,741)	(2.6)%
Total operating expenses	180,053	65.5%	176,885	74.5%	156,099	70.5%
Loss from operations	(19,733)	(7.2)%	(31,779)	(13.4)%	(20,524)	(9.4)%
Interest expense	—	(—)%	(290)	(0.1)%	(922)	(0.4)%
Gain on sale of a right to use a web domain name	—	(—)%	4,800	2.0%	—	(—)%
Other income (expense), net	495	0.2%	(22)	—%	(72)	(—)%
Loss before income taxes	(19,238)	(7.0)%	(27,291)	(11.5)%	(21,518)	(9.8)%
Provision for (benefit from) income taxes	241	0.1%	(561)	(0.2)%	1,926	0.9%
Net loss	$(19,479)	(7.1)%	$(26,730)	(11.3)%	$(23,444)	(10.7)%

Revenues

	Year Ended December 31,			2015 to 2016		2014 to 2015
(in thousands, except percentages)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Revenues	$275,190	$237,309	$221,761	$37,881	16%	$15,548	7%

2016 Compared to 2015

Revenues increased by $37.9 million, or 16%, during the year ended December 31, 2016, as compared to the same period in 2015. This increase was primarily attributable to an increase in the number of transactions on our platform during 2016 to 2.4 billion from 1.7 billion during 2015. Revenues generated from digital promotion transactions represented 94% of the 16% year over year increase, with the balance of the increase driven by our revenues from digital media campaigns. During 2016, revenues from digital promotion transactions and digital media were 77% and 23% of total revenues, respectively, as compared to 74% and 26% of total revenues, respectively, for 2015.

2015 Compared to 2014

Revenues increased by $15.5 million, or 7%, during the year ended December 31, 2015, as compared to the same period in 2014. This increase was primarily attributable to an increase in the number of transactions on our platform during 2015 to 1.7 billion from 1.6 billion during 2014. Revenues generated from our digital media campaigns represented 54% of the 7% year over year increase, with the balance of the increase driven by our revenues from digital promotion transactions. During 2015, revenues from digital promotion transactions and digital media were 74% and 26% of total revenues, respectively, as compared to 76% and 24% of total revenues, respectively, for 2014.

We expect to see variability in our results quarter over quarter in the future as we continue to integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, as well as digital print trends. We expect revenue growth in 2017 from deployments and continued adoption of Retailer iQ as well as ramping of volumes on recent Retailer iQ deployments and the anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Year Ended December 31,			2015 to 2016		2014 to 2015
(in thousands, except percentages)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Cost of revenues	$114,870	$92,203	$86,186	$22,667	25%	$6,017	7%
Gross profit	$160,320	$145,106	$135,575	$15,214	10%	$9,531	7%
Gross margin	58%	61%	61%

2016 Compared to 2015

Cost of revenues for the year ended December 31, 2016 increased by $22.7 million, or 25%, as compared to the same period in 2015. The increase was primarily due to higher distribution fees of $23.0 million attributable to an increase in fees of $15.6 million primarily due to higher number of transactions completed through our platform that are subject to fees on third-party sites, a one-time charge of $7.4 million associated with certain distribution fees under an arrangement with a retailer partner, as discussed in detail in Note 2 (Summary of Significant Accounting Policies), an increase in amortization expense of $2.5 million related to certain exclusive rights acquired under a services and data agreement executed during the third quarter of 2016, an increase in expenses related to Shopmium of $1.5 million and an increase in amortization expense of $1.0 million associated with our Retailer iQ platform, partially offset by a decrease in outsourced data center services fees used to support our business of $5.0 million and reduction in expensed computer supplies of $0.3 million.

Gross margin for the year ended December 31, 2016 decreased to 58% from 61%, as compared to the same period in 2015. The decrease was primarily due to a one-time charge associated with certain distribution fees under an arrangement with a retailer partner, increase in amortization expense related to certain exclusive rights acquired under a services and data agreement, partially offset by decreased outsourced data center services fees and the benefit from leveraging fixed costs.

We expect the costs associated with distribution and third-party service fees, to continue to increase in the future as we continue to expand and scale our distribution network and reach, and to pursue opportunities to expand our business through selective acquisitions. We expect the increase in distribution and third-party service fees, to be partially offset by the decrease in amortization expense for internally developed software.

2015 Compared to 2014

Cost of revenues increased by $6.0 million, or 7%, during the year ended December 31, 2015, as compared to the same period in 2014. The increase was primarily due to higher distributions and third-party service fees of $6.6 million, an increase in costs associated with the deployment of Retailer iQ of $1.7 million, as a result of the deployment of Retailer iQ in the first quarter of 2014 and our development of new features and functionality of the platform, partially offset by a decrease in third-party support services of $3.0 million, facilitated by the investment we are making in our business operational service infrastructure, including our operational center in Bangalore, India, and decrease in stock-based compensation of $1.4 million.

Gross margin for the year ended December 31, 2015 remained flat at 61%, as compared to 2014, resulting from the effect from the benefit of decreased headcount related expenses and expense leverage from fixed costs that was mainly offset by the impact from the increase in distribution and third-party service fees, and costs associated with the deployment of Retailer iQ.

Sales and Marketing

	Year Ended December 31,			2015 to 2016		2014 to 2015
(in thousands, except percentages)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Sales and marketing	$92,596	$92,454	$78,865	$142	0%	$13,589	17%
Percent of revenues	34%	39%	36%

2016 Compared to 2015

Sales and marketing expenses increased modestly by $0.1 million and, remained relatively flat, during the year ended December 31, 2016, as compared to the same period in 2015. The modest increase was primarily due to an increase in personnel costs related to Shopmium of $2.1 million, an increase in headcount and related expenses of $1.4 million, from hiring additional employees to support our growth and business objectives, an increase in promotional and advertising costs of $1.0 million, as a result of our efforts to improve the effectiveness of our distribution channels, and an increase in facility related costs of $0.5 million due to increased headcount, partially offset by a decrease in stock-based compensation expense of $4.9 million.

We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to incur costs to support our growth and business objectives.

2015 Compared to 2014

Sales and marketing expenses increased by $13.6 million, or 17%, during the year ended December 31, 2015, as compared to the same period in 2014. The increase in expense was primarily due to increased promotional and advertising costs of $6.0 million to support our business objectives and revenue base, increased headcount and related expenses of $4.2 million, which includes increased stock-based compensation expenses of $1.2 million, related to hiring additional employees to support our growth and business objectives, including deployments of Retailer iQ across our network, and increased third-party consultation services of $1.8 million to improve the effectiveness of our distribution channels, including consumer awareness of our brand.

Research and Development

	Year Ended December 31,			2015 to 2016		2014 to 2015
(in thousands, except percentages)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Research and development	$50,503	$48,367	$49,583	$2,136	4%	$(1,216)	(2)%
Percent of revenues	18%	20%	22%

2016 Compared to 2015

Research and development expenses increased by $2.1 million, or 4%, during the year ended December 31, 2016, as compared to the same period in 2015. The increase was primarily due to higher third party consultation and support services of $1.6 million related to the investment we are making in our internal business technology infrastructure, an increase in investment in research and development facilities of $1.6 million, and an increase in fixed assets depreciation expense of $0.4 million, partially offset by a decrease in headcount and related expenses of $1.5 million, and a decrease in stock-based compensation expense of $2.4 million.

During the year ended December 31, 2016, we capitalized internal use software development costs of $0.7 million, as compared to $1.5 million during 2015.

We believe that continued investment in technology is critical to attaining our strategic objectives. Our investment in research and development will be balanced with our continued operational and cost optimization efforts, as it provides us with the ability to invest in strategic areas, while managing growth in future periods.

2015 Compared to 2014

Research and development expenses decreased by $1.2 million, or 2%, during the year ended December 31, 2015, as compared to the same period in 2014. The decrease was due to a reduction in third-party research and development consultation and support services of $1.6 million and decrease in headcount related costs of $0.5 million, net of a decrease in stock-based compensation expense of $1.9 million, partially offset by a $1.2 million increase in costs related to our research and development center in Bangalore, India.

During the year ended December 31, 2015, we capitalized internal use software development costs related to Retailer iQ of $1.5 million, as compared to $3.6 million in 2014.

General and Administrative

	Year Ended December 31,			2015 to 2016		2014 to 2015
(in thousands, except percentages)	2016	2015	2014	$ Change	% Change	$ Change	% Change
General and administrative	$43,404	$34,833	$33,392	$8,571	25%	$1,441	4%
Percent of revenues	16%	15%	15%

2016 Compared to 2015

General and administrative expenses increased by $8.6 million, or 25%, during the year ended December 31, 2016, as compared to the same period in 2015. The increase was primarily due to an increase in headcount related costs of $6.2 million, which includes an increase in stock based compensation expense of $2.2 million; an increase in expense of $1.0 million relating to a modification of stock options and RSUs granted to a former employee; an increase in third party consultation services of $0.8 million; an increase in personnel costs of $0.4 million due to Shopmium; and an increase of $0.2 million related to Enterprise Resource software implementation costs.

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

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act.

2015 Compared to 2014

General and administrative expenses increased by $1.4 million, or 4%, during the year ended December 31, 2015 as compared to the same period in 2014. The increase was due to higher third party consultation services of $0.7 million, increased bad debt expense of $0.5 million and headcount cost of $0.1 million, net of a reduction in stock based compensation expense of $1.2 million.

Change in Fair Value of Escrowed Shares and Contingent Consideration, Net

	Year Ended December 31,			2015 to 2016		2014 to 2015
(in thousands, except percentages)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$(6,450)	$1,231	$(5,741)	$(7,681)	(624)%	$6,972	(121)%
Percent of revenues	(2)%	1%	(3)%

2016 Compared to 2015

During the year ended December 31, 2016, we recorded a gain of $4.9 million due to the decrease in fair value of certain escrowed shares related to the change in the Company’s stock price, see note 7 (Goodwill and Intangible Assets), a gain of $1.2 million due to the change in fair value of Shopmium contingent consideration due to a decline in the expected revenue and profit milestones for the years ending December 31, 2016 and December 31, 2017 and a gain of $0.3 million due to the change in fair value of Eckim contingent consideration related to a decrease in the Company’s stock price when the Company and the sellers of Eckim agreed on the performance against the milestones and when the shares were issued. See Note 3 (Fair Value Measurements) and Note 6 (Acquisition).

During the year ended December 31, 2015, we recorded a loss of $1.2 million resulting from the change in fair value of the Eckim contingent consideration. The change in fair value of the contingent consideration was primarily driven by Eckim achieving certain post-acquisition contractual revenue and profit milestones, partially offset by a decrease in our stock price. We remeasured the Eckim liability based on the number of shares issuable as of December 31, 2015.

2015 Compared to 2014

During the year ended December 31, 2015, we recorded a loss of $1.2 million related to the change in fair value of the Eckim contingent consideration, as discussed above, as compared to a gain of $5.7 million recorded during 2014. The change in the fair value of the contingent consideration during 2014 was primarily driven by the decrease in the likelihood of Eckim achieving certain post-acquisition revenue and profit milestones.

Interest Expense and Other Income (Expense), Net

	Year Ended December 31,			2015 to 2016		2014 to 2015
(in thousands, except percentages)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Interest expense	$—	$(290)	$(922)	$290	(100)%	$632	(69)%
Gain on sale of a right to use a web domain name	—	4,800	—	(4,800)	* %	4,800	* %
Other income (expense), net	495	(22)	(72)	517	(2,350)%	50	(69)%
	$495	$4,488	$(994)	$(3,993)	(89)%	$5,482	(552)%
* not meaningful

2016 Compared to 2015

The decrease in interest expense during the year ended December 31, 2016, as compared to the same period in 2015, was due to repayment in full of $7.5 million in borrowings in the third quarter of 2015. The gain on sale of a right to use a web domain name during the year ended December 31, 2015 was the result of a $4.8 million gain realized from the sale of a right to use a web domain name through a competitive public auction process. The change in other income (expense), net during the year ended December 31, 2016, as compared to 2015, is associated with interest income earned on short-term certificate of deposits and foreign currency exchange rate fluctuations.

2015 Compared to 2014

The decrease in interest expense for the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to the net effect from lower interest expense associated with the early retirement of $15.0 million in borrowings in the third quarter of 2014 and the repayment of $7.5 million in borrowings in the third quarter of 2015. The gain on sale of a right to use a web domain name, during the year ended December 31, 2015, was the result of a $4.8 million gain realized from the sale of a right to use a web domain name through a competitive public auction process.

Provision for (benefit from) Income Taxes

	Year Ended December 31,			2015 to 2016		2014 to 2015
(in thousands, except percentages)	2016	2015	2014	$ Change	% Change	$ Change	% Change
Provision for (benefit from) income taxes	$241	$(561)	$1,926	$802	(143)%	$(2,487)	(129)%

2016 Compared to 2015

The income tax provision of $0.2 million for the year ended December 31, 2016 was primarily attributable to a net increase in deferred tax liabilities associated with the change in fair value of contingent consideration from prior year acquisitions and a decrease in foreign income taxed at non-US tax rates. The benefit from income taxes during 2015 was primarily attributable to a decrease in deferred tax liabilities that arose from a loss the Company recorded from a change in the fair value of contingent consideration from prior year acquisitions and net foreign tax benefit, partially offset by state income taxes.

2015 Compared to 2014

The benefit from income taxes of $0.6 million during 2015 was primarily attributable to a decrease in deferred tax liabilities that arose from a loss the Company recorded from a change in the fair value of contingent consideration related to the Eckim acquisition and net foreign tax benefit, partially offset by state income taxes. Our provision for income taxes of $1.9 million during 2014 is primarily attributable to the recognition of deferred tax liabilities that arose from the gain the Company recorded from a change in fair value of contingent consideration related to the Eckim acquisition.

Liquidity and Capital Resources

As of December 31, 2016, our principal source of liquidity were cash and cash equivalents, marketable securities and short-term investments totaling $175.3 million, which were held for working capital purposes.

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

In 2015, we terminated our revolving line of credit facility with a commercial bank, and paid in full, all of $7.5 million outstanding under the facility. As of December 31, 2016, and 2015, there are no amounts outstanding or available under the line of credit.

In February 2015, our board of directors authorized the Program to repurchase up to $50.0 million of the Company’s common stock through February 2016, subject to certain limitations. Through February 2016, a total of $31.3 million in stock was repurchased under this Program. The Program expired in February 2016 with an unused balance of $18.7 million. In February 2016, our board of directors authorized the New Program to repurchase up to $50.0 million of the Company’s common stock through February 2017. During the year ended December 31, 2016, the Company repurchased shares of its common stock for an aggregate amount of $11.1 million. As of December 31, 2016, a total of $46.8 million remains available for future share repurchases under the New Program.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash flows provided by operating activities	$21,815	$9,231	$11,458
Cash flows used in investing activities	(50,559)	(50,812)	(23,032)
Cash flows provided by (used in) financing activities	(26)	(24,577)	173,662
Effects of exchange rates on cash	(3)	30	15
Increase (decrease) in cash and cash equivalents	$(28,773)	$(66,128)	$162,103

Operating Activities

Cash provided by (used in) operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash provided by (used in) operating activities has typically been due to our net losses and by changes in our operating assets and liabilities, particularly accounts receivable and accrued liabilities, adjusted for non-cash expense items such as depreciation, amortization and stock-based compensation, one-time charge for certain distribution fees, change in fair value of escrowed shares and contingent consideration, net and gain on sale of a right to use a web domain name.

During 2016, net cash provided by operating activities of $21.8 million, reflects our net loss of $19.5 million adjusted for net non-cash expenses of $53.4 million, partially offset by cash used as a result of changes in working capital of $12.1 million. Non-cash expenses included depreciation and amortization from capital expenditures and headcount growth, primarily related to continued investment in our business, stock-based compensation, one-time charge for certain distribution fees under an arrangement with a retailer partner, change in the fair value of escrowed shares and contingent consideration, loss on disposal of property and equipment, deferred income taxes and recovery from allowance for doubtful accounts. The use of cash from the net change in working capital items included, most notably an increase in accounts receivable of $9.4 million, a decrease in accrued compensation and benefits of $1.9 million, a decrease in accounts payable and other current liabilities of $1.7 million, and a decrease in deferred revenues of $0.5 million, partially offset by a decrease in prepaid expenses and other assets of $1.4 million related to the timing of payments.

During 2015, cash provided by operating activities was approximately $9.2 million, reflecting our net loss of $26.7 million, offset by net non-cash expenses of $45.7 million, which included depreciation and amortization, stock-based compensation, amortization of debt issuance costs, and change in the fair value of the contingent consideration, offset by a gain on sale of a right to use a web domain name which is a reclassification of cash flows to investing activities, deferred income taxes, recoveries of allowances for doubtful accounts and loss on disposal of property and equipment. The use of cash from the net change in working capital items included, most notably an increase in accounts receivable of $12.8 million due to an increase in billing for media campaigns as well as timing of payments and an increase in prepaid expenses and other assets of $1.2 million related to the timing of payments, offset by an increase in accounts payable and other current liabilities of $3.0 million and increase in deferred revenues of $1.2 million and accrued compensation and benefits of $0.1 million.

During 2014, cash provided by operating activities amounted to $11.5 million, reflecting our net loss of $23.4 million, offset by net non-cash expenses of $46.8 million, which included depreciation, amortization, stock-based compensation, deferred income taxes, allowance for doubtful accounts, accretion of debt discount, amortization of debt issuance costs and loss on disposal of property and equipment, partially offset by the change in the fair value of the contingent consideration from the Eckim acquisition. The use of cash from the net change in working capital items included, most notably an increase in accounts receivable of $8.9 million due to an increase in billings for media campaigns as well as timing of payments, an increase in prepaid expenses and other current assets of $4.1 million primarily as a result of our prepayment of distribution fees, partially offset by increases in accounts payable and other current liabilities and accrued compensation and benefits of $2.3 million related to the timing of payments.

Investing Activities

During 2016, net cash used in investing activities of $50.6 million, primarily reflects purchases of certificates of deposits of $88.2 million, purchases of property, equipment and intangible assets of $6.4 million that includes technology hardware and software, and leasehold improvements to support our growth as well as capitalized development and enhancement costs related to Retailer iQ and Quotient Insights, partially offset by proceeds from the maturity of a certificate of deposit of $44.0 million. Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development activities related to our future offerings including Quotient Insights. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future. In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

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

Financing Activities

Historically our financing activities have consisted primarily of net proceeds from the issuance of net borrowings under term debt and a line of credit, the issuance of shares of common stock upon the exercise of stock options and repurchases of common stock. In March 2014, we completed our IPO in which we issued and sold 12,075,000 shares of common stock at a public offering price of $16.00 per share for which we received proceeds of $179.7 million which is net of underwriting discounts and commissions paid of $13.5 million, but before deducting estimated offering expenses of $5.4 million.

During 2016, net cash used in financing activities was insignificant primarily due to repurchases of our common stock of $11.9 million, being offset by proceeds received from exercises of stock options of $12.0 million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

Contractual Obligations

The following table summarizes our future minimum payments under contractual commitments as of December 31, 2016 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Capital leases	$62	$33	$29	—	—
Operating leases (1)	17,340	4,226	8,489	2,883	1,742
Purchase Obligations (2)	10,543	3,322	1,451	700	5,070
Total	$27,945	$7,581	$9,969	$3,583	$6,812

(1)

We lease various office facilities, including our corporate headquarters in Mountain View, California and various sales offices, under operating lease agreements that expire through December 2024. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

(2)

We have an unconditional purchase commitment for the years 2017 to 2034 in the amount of $6.8 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which we use for sales and marketing purposes. We have unconditional purchase commitments, primarily related to software license fees and marketing services, of $3.7 million.

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

We believe that the assumptions and estimates associated with internal-use software development costs, goodwill and intangible assets, net, impairment of long lived assets, revenue recognition, stock-based compensation, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements.

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

Goodwill and Intangible Assets

Intangible assets with a finite life are amortized over their estimated useful lives. Goodwill is tested for impairment at least annually, and more frequently upon the occurrence of certain events that may indicate that the carrying value of goodwill may not be recoverable. We complete our annual impairment test during the fourth quarter of each year.

Impairment of Long-Lived Assets

Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, an impairment loss would be recognized for an amount by which the carrying amount of the asset exceeds the fair value of the asset.

During the third quarter of 2016, the Company recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner that were deemed unrecoverable. When the Company delivers a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through its Retailer iQ platform, and the consumer takes certain actions, the Company pays a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. The Company considered various factors in its assessment including its historical experience with transaction volumes through the retailer and other comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the three months ended September 30, 2016, the Company recognized a one-time charge of $7.4 million related to such distribution fees in cost of revenues on the accompanying consolidated statement of operations. As of December 31, 2016, the Company had a remaining non-refundable distribution fee prepayment balance of $0.2 million.
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

We allocate the arrangement fee to all the deliverables (separate units of accounting) using the relative selling price method in accordance with the selling price hierarchy, which includes vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”), if VSOE is not available and best estimate of selling price (“BESP”), if neither VSOE nor TPE is available. VSOE and TPE do not currently exist for any of our deliverables. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, we allocate the arrangement fee to the separate units of accounting based on BESP. We determine BESP for deliverables by considering multiple factors, including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape and pricing practices. We limit the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09—Revenue from Contracts with Customers (Topic 606), and in August 2015, the FASB issued ASU 2015-14– Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date of ASU 2014-09 amended the existing accounting standards to achieve consistent application of revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the standard requires reporting companies to also disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to delay the effective date of this amendment by one year, accordingly, the Company is required to adopt the amendments in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but not before the original effective date of the amendment, which is the first quarter of 2017. The Company is in the initial stages of its evaluation of the impact of the new standard on its accounting policies, processes, and system requirements. In addition to internal resources, the Company has engaged third party service providers to assist in the impact evaluation. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. The Company currently anticipates adopting the standard using the modified retrospective method and is evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842). The guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period, which is the first quarter of 2019 for the Company. Early adoption is permitted. ASU 2016-02 is required to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09—Stock Compensation (Topic 718).  The guidance requires all of the tax effects related to share based payments to be recorded through the income statement. The guidance also removes the present requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable; instead it is recognized at the time of settlement, subject to normal valuation allowance consideration. While the simplification will eliminate some administrative complexities, it will increase the volatility of income tax expense. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted. The Company does not expect a material impact on our consolidated financial statements when adopting this update during the first quarter of 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard is effective for public business entities for annual reporting years beginning after December 15, 2017, and interim periods within that reporting period, which is the first quarter of 2018 for the Company. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

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

Foreign Currency Exchange Risk

We have limited foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, principally the British Pound Sterling and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Quotient Technology Inc.

We have audited the accompanying consolidated balance sheets of Quotient Technology Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quotient Technology Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLLP

San Jose, California

February 16, 2017

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$106,174	$134,947
Short-term investments	69,172	25,000
Accounts receivable, net of allowance for doubtful accounts of $1,338 and $833 at December 31, 2016 and 2015, respectively	71,945	63,239
Prepaid expenses and other current assets	6,293	5,297
Total current assets	253,584	228,483
Property and equipment, net	16,376	25,128
Intangible assets, net	47,987	14,880
Goodwill	43,895	43,895
Other assets	914	8,685
Total assets	$362,756	$321,071
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,968	$8,187
Accrued compensation and benefits	13,202	15,237
Other current liabilities	20,864	20,170
Deferred revenues	6,856	7,342
Total current liabilities	45,890	50,936
Other non-current liabilities	78	5
Deferred rent	2,285	701
Contingent consideration related to acquisitions	185	1,407
Deferred tax liabilities	2,569	2,532
Total liabilities	51,007	55,581
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized and 98,208,117 shares issued and 88,560,409 outstanding at December 31, 2016; 250,000,000 shares authorized and 89,935,381 shares issued and 81,995,286 outstanding at December 31, 2015	1	1
Additional paid-in capital	647,474	570,588
Treasury stock, at cost	(96,574)	(85,427)
Accumulated other comprehensive income (loss)	(748)	(747)
Accumulated deficit	(238,404)	(218,925)
Total stockholders’ equity	311,749	265,490
Total liabilities and stockholders’ equity	$362,756	$321,071

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$275,190	$237,309	$221,761
Costs and expenses:
Cost of revenues	114,870	92,203	86,186
Sales and marketing	92,596	92,454	78,865
Research and development	50,503	48,367	49,583
General and administrative	43,404	34,833	33,392
Change in fair value of escrowed shares and contingent consideration, net	(6,450)	1,231	(5,741)
Total costs and expenses	294,923	269,088	242,285
Loss from operations	(19,733)	(31,779)	(20,524)
Interest expense	—	(290)	(922)
Gain on sale of a right to use a web domain name	—	4,800	—
Other income (expense), net	495	(22)	(72)
Loss before income taxes	(19,238)	(27,291)	(21,518)
Provision for (benefit from) income taxes	241	(561)	1,926
Net loss	$(19,479)	$(26,730)	$(23,444)

Net loss per share, basic and diluted	$(0.23)	$(0.32)	$(0.35)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	84,157	82,807	67,828

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(19,479)	$(26,730)	$(23,444)
Other comprehensive loss:
Foreign currency translation adjustments	(1)	(746)	(38)
Comprehensive loss	$(19,480)	$(27,476)	$(23,482)

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

								Accumulated		Total
	Redeemable Convertible				Additional			Other		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	(Deficit)
Balance as of December 31, 2013	41,529,721	$270,262	21,089,300	$—	$28,403	4,844,906	$(61,935)	$37	$(168,751)	$(202,246)
Exercise of employee stock options	—	—	3,149,166	—	8,244	—	—	—	—	8,244
Vesting of restricted stock units	—	—	1,913,724	—	—	—	—	—	—	-
Issuance of common stock, stock purchase plan	—	—	172,277	—	2,343	—	—	—	—	2,343
Exercise of warrant	—	—	400,000	—	1,610	—	—	—	—	1,610
Issuance of common stock, acquisition	—	—	1,000,040	—	10,050	—	—	—	—	10,050
Issuance of common stock from initial public offering, net of offering costs	—	—	12,075,000	—	174,305	—	—	—	—	174,305
Conversion of preferred stock to common stock	(41,529,721)	(270,262)	41,580,507	1	270,261	—	—	—	—	270,262
Stock-based compensation	—	—	—	—	35,802	—	—	—	—	35,802
Other comprehensive loss	—	—	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	—	—	(23,444)	(23,444)
Balance as of December 31, 2014	—	$—	81,380,014	$1	$531,018	4,844,906	$(61,935)	$(1)	$(192,195)	$276,888
Exercise of employee stock options	—	—	1,232,184	—	4,081	—	—	—	—	4,081
Vesting of restricted stock units	—	—	2,006,143	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	—	—	193,495	—	1,599	—	—	—	—	1,599
Issuance of common stock, acquisition	—	—	278,639	—	1,544	—	—	—	—	1,544
Stock-based compensation	—	—	—	—	32,346	—	—	—	—	32,346
Repurchases of common stock	—	—	(3,095,189)	—	—	3,095,189	(23,492)	—	—	(23,492)
Other comprehensive loss	—	—	—	—	—	—	—	(746)	—	(746)
Net loss	—	—	—	—	—	—	—	—	(26,730)	(26,730)
Balance as of December 31, 2015	—	$—	81,995,286	$1	$570,588	7,940,095	$(85,427)	$(747)	$(218,925)	$265,490
Exercise of employee stock options	—	—	2,328,197	—	10,578	—	—	—	—	10,578
Vesting of restricted stock units	—	—	2,422,146	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	—	—	185,066	—	1,388	—	—	—	—	1,388
Issuance of common stock, acquisition	—	—	337,327	—	1,944	—	—	—	—	1,944
Issuance of common stock related to a services and data agreement			3,000,000		39,570	—	—	—	—	39,570
Stock-based compensation	—	—	—	—	28,286	—	—	—	—	28,286
Change in fair value of escrowed shares related to a services and data agreement					(4,880)					(4,880)
Repurchases of common stock	—	—	(1,707,613)	—	—	1,707,613	(11,147)	—	—	(11,147)
Other comprehensive loss	—	—	—	—		—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(19,479)	(19,479)
Balance as of December 31, 2016	—	$—	88,560,409	$1	$647,474	9,647,708	$(96,574)	$(748)	$(238,404)	$311,749

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(19,479)	$(26,730)	$(23,444)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,770	16,500	14,737
Stock-based compensation	28,286	32,346	35,510
Accretion of debt discount	—	—	173
Amortization of debt issuance cost	—	134	77
Gain on sale of a right to use a web domain name	—	(4,800)	—
Loss on disposal of property and equipment	476	146	9
Allowance for doubtful accounts	652	680	136
Deferred income taxes	241	(561)	1,923
One-time charge for certain distribution fees	7,435	—	—
Change in fair value of escrowed shares and contingent consideration, net	(6,450)	1,231	(5,741)
Changes in operating assets and liabilities:
Accounts receivable	(9,358)	(12,792)	(8,863)
Prepaid expenses and other current assets	1,360	(1,231)	(4,086)
Accounts payable and other current liabilities	(1,718)	2,967	1,155
Accrued compensation and benefits	(1,914)	146	1,104
Deferred revenues	(486)	1,189	(490)
Other liabilities	—	6	(742)
Net cash provided by operating activities	21,815	9,231	11,458

Cash flows from investing activities:
Purchases of property and equipment	(6,281)	(13,170)	(9,580)
Purchases of intangible assets	(106)	(636)	(111)
Proceeds from sale of a right to use a web domain name	—	4,800	—
Acquisitions, net of cash acquired	—	(16,806)	(13,341)
Purchases of short-term investments	(88,172)	(25,000)	—
Maturities of short-term investments	44,000	—	—
Net cash used in investing activities	(50,559)	(50,812)	(23,032)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,966	5,680	10,585
Proceeds from initial public offering, net of offering costs	—	—	176,525
Exercise of warrant	—	—	1,610
Repayment of debt obligations	—	(7,500)	—
Repurchases of common stock	(11,944)	(22,695)	—
Repayment of debt obligations, related party	—	—	(15,000)
Principal payments on capital lease obligations	(48)	(62)	(58)
Net cash provided by (used in) financing activities	(26)	(24,577)	173,662
Effect of exchange rates on cash and cash equivalents	(3)	30	15
Net increase (decrease) in cash and cash equivalents	(28,773)	(66,128)	162,103
Cash and cash equivalents at beginning of period	134,947	201,075	38,972
Cash and cash equivalents at end of period	$106,174	$134,947	$201,075

Supplemental disclosures of cash flow information
Cash paid for income taxes	$140	$14	$—
Cash paid for interest	3	196	1,448
Supplemental disclosures of noncash investing and financing activities
Fair value of common stock issued in connection with a services and data agreement	39,570	—	—
Repurchase of common stock not settled	—	797	—
Issuance of common stock, acquisition	1,944	1,544	10,050
Property and equipment acquired under capital leases	22	—	97
Property and equipment in accounts payable and accrued liabilities	$1,324	$1,365	$1,657

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

Notes to Consolidated Financial Statements

1. Background

Description of Business

Quotient Technology Inc., is a provider of an industry leading digital platform that enables consumer packaged goods (CPG) brands and retailers to engage shoppers through personalized and targeted promotions and media. Through our platform, CPGs and retailers are able to use online and in-store point-of-sale (POS) shopper data and analytics to drive sales with improved efficiency, as compared to traditional offline promotional and advertising vehicles.

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

Internal-Use Software Development Costs

For costs incurred for computer software developed or obtained for internal use, the Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. These costs are amortized to cost of revenues over the estimated useful life of the related asset, generally estimated to be three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in research and development expense on the Company’s consolidated statements of operations.

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

Business Combinations

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. Under the acquisition method of accounting, the total consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of the consideration transferred over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Acquisition related costs are not considered part of the consideration, and are expensed as general and administrative expense as incurred. Contingent consideration, if any is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period, until, the assessment period is over and it gets finally settled.

Goodwill and Intangible Assets

Intangible assets with a finite life are amortized over their estimated useful lives. Goodwill is tested for impairment at least annually, and more frequently upon the occurrence of certain events that may indicate that the carrying value of goodwill may not be recoverable. The Company completes its annual impairment test during the fourth quarter of each year. There was no impairment of goodwill for the years ended December 31, 2016, 2015 and 2014.

Impairment of Long-Lived Assets

Such assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured first by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, an impairment loss would be recognized for an amount by which the carrying amount of the asset exceeds the fair value of the asset.

During the third quarter of 2016, the Company recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner that were deemed unrecoverable. When the Company delivers a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through its Retailer iQ platform, and the consumer takes certain actions, the Company pays a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. The Company considered various factors in its assessment including its historical experience with transaction volumes through the retailer and other comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the three months ended September 30, 2016, the Company recognized a one-time charge of $7.4 million related to such distribution fees in cost of revenues on the accompanying consolidated statement of operations. As of December 31, 2016, the Company had a remaining non-refundable distribution fee prepayment balance of $0.2 million. The Company has not recognized any impairment of long-lived assets for the years ended December 31, 2015 and 2014.

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

Digital Media - The Company’s media services enable CPGs and retailers to deliver digital media to promote their brands and products on the Company’s websites and mobile apps, and through the Company’s affiliate publishers and non-publisher third parties. The Company charges a fee for these media campaigns, the pricing of which is based on the advertisement size and position. Related fees are generally billed monthly, based on a per-campaign, per-impression or per-click basis.

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

The Company allocates the arrangement fee to all the deliverables (separate units of accounting) using the relative selling price method in accordance with the selling price hierarchy, which includes vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available and best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. VSOE and TPE do not currently exist for any of the Company’s deliverables. Accordingly, for arrangements with multiple deliverables that can be separated into different units of accounting, the Company allocates the arrangement fee to the separate units of accounting based on BESP. The Company determines BESP for deliverables by considering multiple factors, including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables.

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

The fair value of RSUs equals the market value of the Company’s common stock on the date of grant. RSUs granted prior to the Company’s IPO have a contractual term of seven years and vest upon the satisfaction of both a service condition and a liquidity-event condition. The service condition is satisfied as to 25% of the RSUs on each of the first four anniversaries of the vesting commencement date. The liquidity-event condition is satisfied upon the earlier of (i) six months after the effective date of the IPO or (ii) March 15 of the calendar year following the year in which the IPO was declared effective; and (iii) the time immediately prior to the consummation of a change in control. The vesting condition that was satisfied six months following the Company’s IPO did not affect the expense attribution period for the RSUs for which the service condition has been met as of the date of the Company’s IPO. This six-month period was not a substantive service condition and, accordingly, beginning on the effectiveness of the Company’s IPO in March 2014, the Company recognized a cumulative stock-based compensation expense for the portion of the RSUs that had met the service condition as of the date of the Company’s IPO. The Company recognized stock-based compensation expense associated with RSUs of $21.8 million, $27.7 million and $29.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.

RSUs granted on or after the Company’s IPO have similar terms as the RSUs granted prior to the Company’s IPO, but are not subject to a liquidity-event condition in order to vest, and the compensation expense is recognized on a straight-line basis over the applicable service period.

Advertising Expense

Advertising costs are expensed when incurred and are included in sales and marketing expense on the accompanying consolidated statements of operations. The Company incurred $2.7 million, $1.4 million and $0.8 million of advertising costs during the years ended December 31, 2016, 2015 and 2014, respectively. Advertising costs consist primarily of online marketing costs, such as sponsored search, advertising on social networking sites, e-mail marketing campaigns, loyalty programs, and affiliate programs.

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

Net Loss per Share

The Company’s basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less the weighted average unvested common stock subject to repurchase. The diluted net income (loss) per share is computed by giving effect to all potentially dilutive common share equivalents outstanding during the period. The dilutive effect of dilutive common share equivalents is reflected in diluted net income (loss) per share by application of the treasury stock method. The effects of options to purchase common stock, redeemable convertible preferred stock (outstanding prior to the Company’s IPO in March 2014), RSUs, common stock warrants and certain shares held in escrow are excluded from the computation of diluted net loss per share attributable to common stockholders because their effect is antidilutive.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09—Revenue from Contracts with Customers (Topic 606), and in August 2015, the FASB issued ASU 2015-14– Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date of ASU 2014-09 amended the existing accounting standards to achieve consistent application of revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the standard requires reporting companies to also disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to delay the effective date of this amendment by one year, accordingly, the Company is required to adopt the amendments in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but not before the original effective date of the amendment, which is the first quarter of 2017. The Company is in the initial stages of its evaluation of the impact of the new standard on its accounting policies, processes, and system requirements. In addition to internal resources, the Company has engaged third party service providers to assist in the impact evaluation. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. The Company currently anticipates adopting the standard using the modified retrospective method and is evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842). The guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period, which is the first quarter of 2019 for the Company. Early adoption is permitted. ASU 2016-02 is required to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09—Stock Compensation (Topic 718).  The guidance requires all of the tax effects related to share based payments to be recorded through the income statement. The guidance also removes the present requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable; instead it is recognized at the time of settlement, subject to normal valuation allowance consideration. While the simplification will eliminate some administrative complexities, it will increase the volatility of income tax expense. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted. The Company does not expect a material impact on our consolidated financial statements when adopting this update during the first quarter of 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard is effective for public business entities for annual reporting years beginning after December 15, 2017, and interim periods within that reporting period, which is the first quarter of 2018 for the Company. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

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

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Certificate of deposits (2)	—	69,172	—	69,172
Total	$—	$69,172	$—	$69,172
Liabilities:
Contingent consideration related to Shopmium acquisition (4)	—	—	185	185
Total	$—	$—	$185	$185

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$19,948	$—	$—	$19,948
Certificate of deposits (2)	—	25,000	—	25,000
Total	$19,948	$25,000	$—	$44,948
Liabilities:
Contingent consideration related to Eckim acquisition (3)	$2,291	$—	$—	$2,291
Contingent consideration related to Shopmium acquisition (4)	—	—	1,407	1,407
Total	$2,291	$—	$1,407	$3,698

(1) Included in cash and cash equivalents
(2) Included in short-term investments
(3) Included in other current liabilities
(4) Included in contingent consideration related to acquisitions

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

The following table represents the change in the contingent consideration (in thousands):

	Eckim	Shopmium
	Level 1	Level 3
Balance as of December 31, 2015	$2,291	$1,407
Change in fair value	(347)	(1,222)
Settlement	(1,944)
Balance as of December 31, 2016	$—	$185

For the year ended December 31, 2016, the Company recorded gains of $1.6 million due to the changes in fair value of contingent consideration. The change in fair value of Shopmium contingent consideration is due to a decline in expected revenue and profit milestones for the years ending December 31, 2016 and 2017. The change in fair value of Eckim contingent consideration is due to changes in the Company’s stock price at the valuation dates. The changes in the fair value of the contingent consideration is included as a component of operations in the accompanying consolidated statements of operations.

There were no transfers between fair value hierarchies during the year ended December 31, 2016.

4. Allowance for Doubtful Accounts

The summary of activities in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$833	$408	$332
Bad debt expense	652	680	136
Recoveries (write-offs), net	(147)	(255)	(60)
Balance at end of period	$1,338	$833	$408

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Software	$32,286	$33,139
Computer equipment	22,664	21,186
Leasehold improvements	8,141	4,721
Furniture and fixtures	2,296	1,670
Total	65,387	60,716
Accumulated depreciation and amortization	(50,249)	(39,124)
Projects in process	1,238	3,536
Property and equipment, net	$16,376	$25,128

Depreciation and amortization expense of property and equipment was $16.0 million, $13.1 million and $12.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company disposed of equipment with an original cost of $5.4 million, $2.9 million and $1.5 million, resulting in a loss on disposal of $476,000, $146,000 and $9,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

During the years ended December 31, 2016, 2015 and 2014, the Company capitalized $0.7 million, $1.5 million, and $3.6 million, respectively, of development costs related to internal software. The Company recognized $10.5 million, $9.4 million and $7.7 million of amortization expense in cost of revenues during the year ended December 31, 2016, 2015 and 2014 respectively. The unamortized capitalized development and enhancement costs related to internal software were $1.2 million and $11.1 million as of December 31, 2016 and 2015, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	December 31,
	2016	2015
Bonus	$5,985	$6,858
Commissions	3,572	3,645
Vacation	1,916	2,118
Payroll and related expenses	1,729	2,616
Accrued compensation and benefits	$13,202	$15,237

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Distribution fees	$12,463	$8,349
Marketing expenses	3,383	3,336
Legal and professional fees	377	745
Contingent consideration	—	2,291
Deferred rent	449	346
Other	4,192	5,103
Other current liabilities	$20,864	$20,170

6. Acquisitions

On October 30, 2015, the Company acquired all the outstanding shares of Shopmium S.A. (“Shopmium”), a company based in France, and creator of a mobile app for receipt-scanning and cash-back. The total acquisition consideration of $19.5 million consisted of $16.5 million in cash, 278,639 shares of the Company’s common stock with a fair value of $1.5 million or $5.54 per share, and contingent consideration of up to $4.8 million payable in cash with a fair value of $1.5 million. The contingent consideration payout is based on Shopmium achieving certain revenue and profit milestones for the years ended December 31, 2016 and 2017. At the date of acquisition, the contingent consideration’s fair value of $1.5 million was determined using a Monte Carlo simulation. The contingent consideration is payable on or before March 31, 2018. Refer to Footnote 3 for fair value of contingent consideration at December 31, 2016.

The Company completed the following business combinations during the year ended December 31, 2014:

•

On October 10, 2014, the Company entered into an asset purchase agreement with Padopolis, Inc. (“Padopolis”), a digital catalog publishing company. Total purchase price for Padopolis was $1.7 million in cash.

•

On August 4, 2014, the Company entered into an asset purchase agreement with Eckim, a company specializing in search engine performance marketing. The total acquisition consideration of $19.3 million consisted of $12.5 million in cash and up to $6.8 million in contingent consideration. The contingent consideration consists of shares of the Company’s common stock. The contingently issuable shares were contingent on Eckim achieving certain revenue and profit milestones by December 31, 2015. On January 26, 2016, the Company and the sellers of Eckim agreed performance against the milestones and the share to be issued. Accordingly, the Company reclassified the contingent liability of $1.9 million related to Eckim to stockholder’s equity in the first quarter of 2016. The shares were issued during the second quarter of 2016.

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

Assets acquired and liabilities assumed were recorded at their fair values as of the respective acquisition dates. The following table summarizes the consideration paid for each acquisition and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	Acquisition Related Expenses (1)
Shopmium	$19,461	$(1,383)	$5,803	$15,041	Not Deductible	$333
Padopolis	1,700	—	896	804	Deductible	166
Eckim	19,289	—	8,636	10,653	Deductible	288
Yub	10,050	(241)	2,320	7,971	Not Deductible	376
	$50,500	$(1,624)	$17,655	$34,469		$1,163

(1) Expensed as general and administrative

The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions: (in thousands):

	Shopmium	Padopolis	Eckim	Yub	Total	Estimated Useful Life (in Years)
Developed technologies	$3,343	$596	$2,233	$692	$6,864	5
Customer relationships	1,696	184	4,752	176	6,808	5
Vendor relationships	—	—	—	890	890	4
Domain names	344	116	1,651	487	2,598	5
Registered users	420	—	—	—	420	4
Patents	—	—	—	75	75	5
Total identifiable intangible assets	$5,803	$896	$8,636	$2,320	$17,655

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

7. Goodwill and Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The changes in the carrying value of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2014	$29,277
Acquisition of Shopmium	15,041
Foreign currency translation	(423)
Balance as of December 31, 2015	43,895
Foreign currency translation	—
Balance as of December 31, 2016	$43,895

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

The consideration for such services and data rights aggregated to $39.6 million based on the fair value of 3,000,000 shares of the Company’s common stock at the date of entering into the Agreement. Out of the 3,000,000 shares issued, 1,000,000 shares were issued within five business days of execution of the Agreement and 2,000,000 shares are held in escrow and will be released in two equal installments, within 15 business days following the years ending December 31, 2017 and 2018. The fair value of the shares held in escrow was recorded in additional paid in capital and is subject to re-measurement until released from escrow. During the year ended December 31, 2016, the Company recorded a gain of $4.9 million due to the change in the Company’s stock price. Gains and losses as a result of the changes in the fair value of the shares that are being held in escrow are included in change in fair value of escrowed shares and contingent consideration, net on the accompanying consolidated statement of operations.

The consideration of $39.6 million as well as the capitalized transaction costs of $0.1 million were allocated to the acquired intangible assets based on the respective fair values. The Company is amortizing the intangible assets on a straight-line basis over their respective estimated useful lives in cost of revenues on the accompanying consolidated statement of operations.

The following table presents the details of the acquired intangible assets (in thousands):

	Amount	Estimated Useful Life (Years)
Promotion service rights	$22,492	7.5
Media service rights	6,383	5.8
Data access rights	10,801	5.8
Total identifiable intangible assets	$39,676

Intangible assets consist of the following (in thousands):

	December 31, 2016
	Gross	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Amortization Period (Years)
Promotion service rights	$22,492	$(1,256)	$—	$21,236	7.1
Data access rights	10,801	(787)	—	10,014	5.3
Customer relationships	8,860	(4,915)	(36)	3,909	3.1
Developed technologies	7,187	(2,837)	(89)	4,261	3.3
Media service rights	6,383	(465)	—	5,918	5.3
Domain names	5,948	(4,061)	(9)	1,878	2.2
Patents	975	(718)	—	257	5.6
Vendor relationships	890	(667)	—	223	1.0
Registered users	420	(118)	(11)	291	3.3
Trade names	167	(168)	1	—	0.0
	$64,123	$(15,992)	$(144)	$47,987	5.6

As of December 31, 2016 and 2015, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

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

Amortization expense related to intangible assets subject to amortization was $6.8 million, $3.4 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization expense related to intangible assets is as follows (in thousands):

Total
2017	$9,696
2018	9,419
2019	8,330
2020	6,908
2021	6,022
Thereafter	7,260
Total estimated amortization expense	$47,635

8. Debt Obligations

2013 Credit and Security Agreement

In September 2013, the Company entered into an agreement with a commercial bank to establish an accounts receivable based revolving line of credit. The maximum amount available for borrowing under the revolving credit facility was the lesser of $25.0 million (which could be increased to $30.0 million if certain conditions were met) or an amount equal to 85% of certain eligible accounts, which excluded accounts that were over 60 days outstanding from the original due date. The revolving line of credit had a maturity date of September 30, 2016 and could be repaid and redrawn at any time prior to the maturity date. Interest was charged at a floating interest rate based on the daily three month LIBOR, plus an applicable margin. In May 2014, the Company entered into an amendment, which revised the applicable margin from 2.75% to 2.00% per annum and the financial reporting intervals from monthly to quarterly reporting. During the year ended December 31, 2015, the Company terminated the line of credit and paid off the balance in full. As of December 31, 2016, there were no amounts outstanding or available under the line of credit.

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

Stock Options

The fair value of each option was estimated using Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected life (in years)	2.30 - 6.08	5.50 - 6.08	6.08
Risk-free interest rate	0.68% - 1.34%	1.67% - 1.89%	2.33%
Volatility	55% - 70%	55% - 60%	55%
Dividend yield	—	—	—

The weighted-average grant-date fair value of options granted was $5.14, $5.50 and $8.60 per share during the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSUs award activity under the Plans is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2013	2,035,282	12,635,707	$5.87	7.02	$68,944	4,521,191	$5.59
Increase in shares authorized	4,000,000	—	—	—	—	—	—
Options granted	(46,875)	46,875	16.00	—	—	—	—
Options exercised	—	(3,149,166)	2.62	—	33,704	—	—
Options canceled or expired	38,653	(38,653)	6.20	—	—	—	—
RSUs granted	(4,796,559)	—	—	—	—	4,796,559	16.49
RSUs released	—	—	—	—	—	(1,913,724)	5.66
RSUs canceled or expired	594,611	—	—	—	—	(594,611)	10.12
Balance as of December 31, 2014	1,825,112	9,494,763	$7.00	6.57	$107,913	6,809,415	$12.66
Increase in shares authorized	3,255,200	—	—	—	—	—	—
Options granted	(328,680)	328,680	10.05	—	—	—	—
Options exercised	—	(1,232,184)	3.31	—	10,246	—	—
Options canceled or expired	121,593	(121,593)	9.35	—	—	—	—
RSUs granted	(3,673,053)	—	—	—	—	3,673,053	12.43
RSUs released	—	—	—	—	—	(2,006,893)	11.64
RSUs canceled or expired	1,689,129	—	—	—	—	(1,689,129)	12.80
Balance as of December 31, 2015	2,889,301	8,469,666	$7.62	5.91	$19,231	6,786,446	$13.14
Increase in shares authorized	3,279,811	—	—	—	—	—	—
Options granted	(2,197,432)	2,197,432	8.99	—	—	—	—
Options exercised	—	(2,328,197)	4.54	—	15,485	—	—
Options canceled or expired	592,834	(592,834)	8.97	—	—	—	—
RSUs granted	(2,855,267)	—	—	—	—	2,855,267	10.37
RSUs released	—	—	—	—	—	(2,422,146)	11.92
RSUs canceled or expired	1,715,483	—	—	—	—	(1,715,483)	11.81
Balance as of December 31, 2016	3,424,730	7,746,067	$8.83	6.12	$30,507	5,504,084	$12.02
Vested and expected to vest as of December 31, 2016		7,265,495	$8.66	5.97	$29,719
Vested and exercisable as of December 31, 2016		5,358,129	$7.96	5.03	$26,442
The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $3.7 million, $3.8 million and $5.7 million, respectively.

Additional information for options outstanding and exercisable as of December 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual Term	Exercise	Number of	Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price
$0.15 - $0.27	1,165,900	1.77	$0.20	1,165,900	$0.20
$0.38 - $0.63	2,450	2.66	0.38	2,450	0.38
$3.68 - $5.73	1,930,618	4.95	4.36	1,898,516	4.36
$8.51 - 16.25	3,847,099	7.87	10.32	1,674,597	11.17
$25.00	800,000	6.87	$25.00	616,666	$25.00
	7,746,067			5,358,129

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan (“ESPP”), which became effective in March 2014, pursuant to which 1,200,000 shares of common stock were reserved for future issuance. In addition, ESPP provides for annual increases in the number of shares available for issuance on the first day of each year equal to the least of (i) 0.5% of the outstanding shares of common stock on the last day of the immediately preceding year, (ii) 400,000 shares or (iii) such other amount as may be determined by the board of directors. Eligible employees can enroll and elect to contribute up to 15% of their base compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration, with the exception of the initial offering period which commenced in March 2014 and ended in November 2014. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Year Ended December 31,
	2016	2015
Expected life (in years)	0.50	0.50
Risk-free interest rate	0.38% - 0.62%	0.08% - 0.33%
Volatility	50% - 74%	63% - 72%
Dividend yield	—	—

During the year ended December 31, 2016, a total of 185,066 shares of common stock were issued under the ESPP. As of December 31, 2016, a total of 1,449,913 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs, and ESPP included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenues	$1,821	$1,728	$3,086
Sales and marketing	5,776	10,658	9,464
Research and development	7,286	9,680	11,536
General and administrative	13,403	10,280	11,424
Total stock-based compensation expense	$28,286	$32,346	$35,510

During 2016, the Company recorded $1.0 million of stock-based compensation expense on account of modification of stock options and RSUs granted to a former employee pursuant to transitioning from an employee to a special advisor consulting arrangement. Under the original terms of the grant agreements, the unvested options and RSUs would be forfeited upon termination. The transition arrangement extended the period over which the vested awards can be exercised and allows for continued vesting of unvested options and RSUs subject to the former employee continuing to provide services in accordance with the special advisor consulting arrangement. The expense is included in general and administrative expense in the Company’s consolidated statement of operations.

As of December 31, 2016, there was $44.3 million unrecognized stock-based compensation expense (net of estimated forfeitures), of which $8.0 million is related to stock options and ESPP and $36.3 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of December 31, 2016 will be amortized over a weighted-average period of 2.5 years. The total unrecognized stock-based compensation expense related to RSUs as of December 31, 2016 will be amortized over a weighted-average period of 2.5 years.

The amount of stock-based compensation cost capitalized in property and equipment, net on the accompanying consolidated balance sheets was immaterial for all periods presented.

10. Redeemable Convertible Preferred Stock

Immediately prior to the completion of the Company’s IPO in March 2014, all of the Company’s outstanding redeemable convertible preferred stock automatically converted into 41,580,507 shares of common stock, therefore no shares of redeemable convertible preferred stock were outstanding following the closing of the Company’s IPO.

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

Common Stock Repurchases

In February 2015, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock through February 2016, subject to certain limitations. Stock repurchases may be made from time-to-time in open market transactions or privately negotiated transactions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company may suspend, modify or terminate this repurchase program at any time without prior notice. During the year ended December 31, 2016, a total of 1,707,613 shares were repurchased at an aggregate cost of $11.1 million. As of December 31, 2016, a total of $46.8 remains available for future share repurchases under the New Program.  During the year ended December 31, 2015, a total of 3,095,189 shares of our common stock were repurchased at an aggregate cost of $23.5 million.

12. Income Taxes

The components of the Company’s loss before provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$18,041	$25,385	$20,753
Foreign	1,197	1,906	765
Total	$19,238	$27,291	$21,518

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$43	$—	$—
State	8	2	3
Foreign	84	91	—
Total current income tax expense (benefit)	135	93	3
Deferred:
Federal	142	(317)	1,764
State	14	(23)	159
Foreign	(50)	(314)	—
Total deferred income tax expense (benefit)	106	(654)	1,923
Total	$241	$(561)	$1,926

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal tax	(34.00%)	(34.00%)	(34.00%)
State income tax, net of federal tax benefit	0.11%	(0.08%)	0.54%
Tax credits	(8.14%)	(4.60%)	—
Stock-based compensation	1.52%	0.67%	3.10%
Foreign income taxes at other than U.S. rates	2.29%	1.56%	1.21%
Acquisition related costs	—	0.76%	0.93%
Contingent consideration related to acquisitions	(9.04%)	—	—
Other	2.77%	0.41%	1.08%
IRS Settlement	(12.42%)	—	—
Valuation allowance, net	58.16%	33.22%	36.09%
Effective tax rate	1.25%	(2.06%)	8.95%

The Company recorded a provision from income taxes of $0.2 million for the year ended December 31, 2016, a benefit for income taxes of $0.6 million for the year ended December 31, 2015, and a provision from income taxes of $1.9 million for the year ended December 31, 2014. The provision from income taxes for the year ended December 31, 2016 was primarily attributable to an increase in deferred tax liabilities associated with the change in fair value of contingent consideration from prior year acquisitions and a decrease in foreign income taxed at non-US tax rates. The benefit for income taxes for the year ended December 31, 2015 was primarily attributable to a decrease in deferred tax liabilities that arose from a gain the Company recorded from the change in the fair value of contingent consideration from prior year acquisitions and net foreign tax benefit, partially offset by state income taxes. The provision for income taxes for the year ended December 31, 2014 was primarily attributable to the recognition of deferred tax liabilities that arose from the gain the Company recorded from a change in the fair value of contingent consideration from prior year acquisitions.

Undistributed earnings of $0.9 million of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practical.

As a result of meeting certain employment and capital investment actions under Section 10AA of the India Income Tax Act, the Company’s India subsidiary is wholly exempt from income tax for tax years beginning April 1, 2014 through March 31, 2019 and partially exempt from income tax for tax years beginning April 1, 2019 through March 31, 2024. A portion of these tax incentives will expire at the beginning April 1, 2020.

The Company recognizes a benefit from stock-based compensation as additional paid-in capital if an incremental tax benefit is realized by following the with-and-without approach. In addition, the indirect effects of stock-based compensation deductions are not considered in the income tax provision for purposes of measuring the excess tax benefit at settlement of awards.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Credits and net operating loss carryforward	$78,813	$73,012
Accrued compensation	2,771	3,197
Deferred revenues	112	114
Stock based compensation	9,910	10,317
Property and equipment	(898)	(1,588)
Other deferred tax assets	3,073	1,419
Total deferred tax assets	93,781	86,471
Valuation allowance	(87,190)	(85,835)

Deferred tax liabilities:
Basis difference on purchased intangible assets	9,160	1,526
Other deferred tax liabilities	—	1,642
Total deferred tax liabilities	9,160	3,168
Net deferred tax assets (liabilities)	$(2,569)	$(2,532)

Other deferred tax assets and liabilities are primarily comprised of the tax effects of accounts receivable reserves, sales allowances, deferred rent, and other miscellaneous accruals. As of December 31, 2016 and 2015, the Company had gross deferred tax assets of $93.8 million and $86.5 million, respectively. The Company also had deferred tax liabilities of $9.2 million and $3.2 million as of December 31, 2016 and 2015, respectively. Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which is uncertain. Based on the available objective evidence, and historical operating performance, management believes that it is more likely than not that all U.S. and certain foreign deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset with a valuation allowance. The net valuation allowance increased by approximately $1.4 million and $18.4 million for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $238.6 million which will begin to expire in 2018. The Company had state net and foreign operating loss carryforwards of approximately $249.7 million and $8.9 million, respectively, of which $4.5 million have expired in 2016. Federal net operating loss carryforwards of $73.6 million and $68.0 million at December 31, 2016 and 2015, respectively, represent deductions from stock-based compensation for which a benefit would be recorded in additional paid-in capital when it reduces income taxes payable. As of December 31, 2016, the Company has research credit carryforwards for federal income tax purposes of approximately $11.2 million which will begin to expire in the year 2032. The Company also had state net research credit carryforwards for income tax purposes of approximately $12.3 million which can be carried forward indefinitely.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefit - beginning balance	$8,759	$1,366	$813
Increases for tax positions taken in prior years	313	5,611	553
Decreases for tax positions taken in prior years	(785)	—	—
Increases for tax positions taken in current year	1,163	1,782	—
Settlements	(3,003)	—	—
Unrecognized tax benefit - ending balance	$6,447	$8,759	$1,366

As of December 31, 2016, the Company has unrecognized tax benefits of $4.3 million if realized would not affect the Company’s effective tax rate as these tax benefits would be offset by changes in the Company’s valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions. Due to the Company’s historical loss position, all tax years from inception through December 31, 2016 remain open due to unutilized net operating losses.

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

During the year ended December 31, 2016, the Internal Revenue Service (IRS) and Quotient settled all outstanding items related to its federal income tax returns for the tax year 2013. As a result of the settlement, Quotient recorded a net tax benefit of $2.4 million, which was offset fully by an adjustment to the valuation allowance. Additionally, during the year ended December 31, 2016, the Internal Revenue Service commenced an audit of the 2014 federal income tax return.

13. Net Income (Loss) per Share

Net Loss per Share Attributable to Common Stockholders

The computation of the Company’s basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(19,479)	$(26,730)	$(23,444)

Weighted-average number of shares used to compute net loss per share, basic and diluted	84,157	82,807	67,828

Net loss per share, basic and diluted	$(0.23)	$(0.32)	$(0.35)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options and ESPP	7,854	8,575	9,587
Restricted stock units	5,504	6,786	6,809
Shares held in escrow	2,000	—	—
	15,358	15,361	16,396

14. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to five years. Additionally, the Company leases certain equipment under non-cancelable operating leases at its facilities and its leased data center operations.

Rent expense was $4.4 million, $3.1 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Aggregate Future Contractual Obligations and Lease Commitments

As of December 31, 2016, the Company’s unconditional purchase commitments and minimum payments under its non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2017	$4,226	$33
2018	4,225	28
2019	4,264	1
2020	2,227	—
2021	656	—
2022 and thereafter	1,742	—
Total minimum payments	$17,340	$62

Less: Amount representing interest		2
Present value of capital lease obligations		60
Less: Current portion		32
Capital lease obligation, net of current portion		$28

Other Future Commitments

The Company has an unconditional purchase commitment for the years 2017 to 2034 in the amount of $6.8 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which it uses for sales and marketing purposes.

The Company also has unconditional purchase commitments, primarily related to software license fees and marketing services, of $3.7 million as of December 31, 2016.

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

Litigation

On March 11, 2015, a putative stockholder class action lawsuit was filed against us, the members of our board of directors, certain of our executive officers and the underwriters of our IPO: Nguyen v. Coupons.com Incorporated, Case No. CGC-15-544654 (California Superior Court, San Francisco County). The complaint asserts claims under the Securities Act and seeks unspecified damages and other relief on behalf of a putative class of persons and entities who purchased stock pursuant or traceable to the registration statement and prospectus for our IPO. Plaintiff Nguyen requested and obtained a dismissal without prejudice of his San Francisco action and filed another complaint with substantially the same allegations in the Santa Clara County Superior Court, Nguyen v. Coupons.com Incorporated, Case No. 1-15-CV-278777 (California Superior Court, Santa Clara County) (Mar. 30, 2015). Three other complaints with substantially the same allegations have also been filed: O’Donnell v. Coupons.com Incorporated, Case No. 1-15-CV-278399 (California Superior Court, Santa Clara County) (Mar. 20, 2015); So v. Coupons.com Incorporated, Case No. 1-15-CV-278774 (California Superior Court, Santa Clara County) (Mar. 30, 2015); and Silverberg v. Coupons.com Incorporated, Case No. 1-15-CV-278891 (California Superior Court, Santa Clara County) (Apr. 2, 2015). On May 7, 2015, the Santa Clara court consolidated the Nguyen, So and Silverberg actions with the O’Donnell action. The Court sustained defendants’ demurrer to the consolidated complaint with leave to amend.  On December 14, 2015, plaintiffs filed an amended consolidated complaint. The Court sustained defendants’ demurrer to the amended consolidated complaint without leave to amend on May 25, 2016, and on July 13, 2016 entered final judgment in our favor. Plaintiffs did not file an appeal.

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

The Company believes that liabilities associated with any claims are remote, therefore the Company has not recorded any accrual for claims as of December 31, 2016 and 2015. The Company expenses legal fees in the period in which they are incurred.

15. Employee Benefit Plan

The Company maintains a defined-contribution plan in United States that is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests fully after four years of continuous employment. The Company’s matching contribution expense was $1.7 million, $1.6 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

16. Concentrations

Customers with an accounts receivable balance of 10% or greater of the total accounts receivable are as follows:

	December 31,
	2016	2015
Customer A	17%	13%

Customers with 10% or more of revenues during the periods presented are as follows:

	December 31,
	2016	2015	2014
Customer A	12%	14%	14%

17. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these consolidated financial statements taken as a whole.

18. Subsequent Events

On February 7, 2017, the board of directors (the “Board”) of the Company elected Mr. Scott Raskin and Mr. Mir Aamir, the Company’s current President and Chief Operating Officer, to serve as members of the Board effective immediately. Mr. Raskin will serve as a Class III director, with a term expiring at the Company’s 2017 annual meeting of stockholders, while Mr. Aamir will serve as a Class I director, with a term expiring at the Company’s 2018 annual meeting of the stockholders. Mr. Raskin has also been appointed to the Compensation Committee of the Company.

Supplementary Data

The following tables set forth our quarterly unaudited consolidated statements of operations for each of the eight quarters in the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	Year Ended December 31, 2016				Year Ended December 31, 2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenues	$75,422	$66,470	$67,247	$66,051	$69,413	$56,467	$55,867	$55,562
Cost of revenues	29,370	35,126	25,162	25,212	25,436	22,778	22,122	21,867
Gross profit	46,052	31,344	42,085	40,839	43,977	33,689	33,745	33,695
Operating expenses:
Sales and marketing	24,940	20,415	22,741	24,500	26,133	23,403	21,834	21,084
Research and development	12,084	12,414	12,473	13,532	11,696	11,890	11,839	12,942
General and administrative	11,010	10,041	11,103	11,250	10,093	8,382	7,867	8,491
Change in fair value of escrowed shares and contingent consideration, net	(5,487)	105	(966)	(102)	(253)	(238)	2,076	(354)
Total operating expenses	42,547	42,975	45,351	49,180	47,669	43,437	43,616	42,163
Income (loss) from operations	3,505	(11,631)	(3,266)	(8,341)	(3,692)	(9,748)	(9,871)	(8,468)
Interest expense	—	—	—	—	(2)	(126)	(82)	(80)
Gain on sale of a right to use a web domain name	—	—	—	—	—	—	—	4,800
Other income (expense), net	77	398	(172)	192	(48)	47	40	(61)
Income (loss) before income taxes	3,582	(11,233)	(3,438)	(8,149)	(3,742)	(9,827)	(9,913)	(3,809)
Provision for (benefit from) income taxes	48	79	68	46	(173)	(9)	(571)	192
Net income (loss)	$3,534	$(11,312)	$(3,506)	$(8,195)	$(3,569)	$(9,818)	$(9,342)	$(4,001)
Net income (loss) per share:
Basic	$0.04	$(0.13)	$(0.04)	$(0.10)	$(0.04)	$(0.12)	$(0.11)	$(0.05)
Diluted	$0.04	$(0.13)	$(0.04)	$(0.10)	$(0.04)	$(0.12)	$(0.11)	$(0.05)
Weighted-average number of common shares used in computing net income (loss) per share:
Basic	86,160	84,732	83,186	82,518	82,744	82,831	82,980	82,166
Diluted	89,520	84,732	83,186	82,518	82,744	82,831	82,980	82,166
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management, under the supervision and with the participation of our chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our CEO and CFO concluded that as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, is not required to and has not issued an attestation report as of December 31, 2016 due to a transition period established by the rules of the SEC for newly public companies that have not lost their “emerging growth company” status as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 and is incorporated herein by reference.

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

Quotient Technology Inc.

Date: February 16, 2017	By:	/s/ Steven R. Boal
Steven R. Boal
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven R. Boal, Ronald J. Fior and Connie Chen, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven R. Boal	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2017
Steven R. Boal

/s/ Ronald J. Fior	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2017
Ronald J. Fior

/s/ Mir Aamir	President, Chief Operating Officer and Director	February 16, 2017
Mir Aamir

/s/ Steve Horowitz	Director	February 16, 2017
Steve Horowitz

/s/ Andrew Jody Gessow	Director	February 16, 2017
Andrew Jody Gessow

/s/ Dawn Lepore	Director	February 16, 2017
Dawn Lepore

/s/ David E. Siminoff	Director	February 16, 2017
David E. Siminoff

/s/ Scott Raskin	Director	February 16, 2017
Scott Raskin

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	3/11/2016

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/6/2015

4.1	Form of Registrant’s Common Stock certificate.	S-1/A	333-193692	4.1	2/25/2014

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	1/31/2014

10.1†	Form of Indemnification Agreement for directors and officers.	S-1/A	333-193692	10.1	2/14/2014

10.2†	2000 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.2	1/31/2014

10.3†	2006 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.3	1/31/2014

10.4†	2013 Equity Incentive Plan.	S-1	333-193692	10.4	1/31/2014
10.5†	Form of Restricted Stock Unit Agreement	10-Q	001-36331	10.6	11/8/2016
10.6†	Form of Option Agreement for Employees	10-Q	001-36331	10.7	11/8/2016
10.7†	Form of Option Agreement for Non-Employee Directors	10-Q	001-36331	10.8	11/8/2016
10.8†	2013 Employee Stock Purchase Plan, as amended.	10-Q	001-36331	10.2	5/14/2015

10.9†	Employment Offer Letter between the Registrant and Mir Aamir, dated February 18, 2014.	S-1/A	333-193692	10.6	2/25/2014

10.10†	Offer Letter of Employment with Ronald J. Fior, dated July 25, 2016	10-Q	001-36331	10.2	11/8/2016

10.11†	Transition Agreement, by and between the Registrant and Richard Hornstein, dated January 4, 2016.	10-K	001-36331	10.8	3/11/2016

10.12†	Terms of Separation & Release of Claims with Jennifer Ceran, dated August 1, 2016	10-Q	001-36331	10.1	11/8/2015

10.13†	Change of Control Severance Agreement with Steven R. Boal, dated August 2, 2016	10-Q	001-36331	10.3	11/8/2016

10.14†	Change of Control Severance Agreement with Mir Aamir, dated August 2, 2016	10-Q	001-36331	10.4	11/8/2016

10.15†	Change of Control Severance Agreement with Ronald J. Fior, dated August 2, 2016	10-Q	001-36331	10.5	11/8/2016
10.16	Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, successor in interest to Divco West Real Estate Services, Inc., dated August 11, 2006.	S-1	333-193692	10.14	1/31/2014

10.17	Amendment No. 1 to Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, dated March 19, 2009.	S-1	333-193692	10.15	1/31/2014

10.18	Amendment No. 2 to Lease Agreement by and between the Registrant and 400 Logue LLC, dated February 25, 2015.	10-K	001-36331	10.15	3/19/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19	Office Lease Mountain View Technology Park by and between Registrant and BP MV Technology Park LLC., dated December 22, 2010.	S-1	333-193692	10.16	1/31/2014

10.20	Amendment No. 1 to Office Lease Mountain View Technology Park by and between Registrant and BP MV Technology Park LLC., dated May 31, 2012.	S-1	333-193692	10.17	1/31/2014
10.21	Amendment No. 2 to Office Lease Mountain View Technology Park by and between Registrant and GOOGLE INC. successor in interest to BP MV Technology Park LLC., dated July 1, 2016.	10-Q	333-193692	10.1	8/8/2016
10.22	Executive Bonus Plan	S-1	333-193692	10.9	2/25/14

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (Included on the signature page to this report).					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

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