Form 10-Q
period 2017-03-31
Quotient Technology Inc.
filed 2017-05-05
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2017, the registrant had 90,373,213 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$130,486	$106,174
Short-term investments	44,134	69,172
Accounts receivable, net of allowance for doubtful accounts of $1,059 and $1,338 at March 31, 2017 and December 31, 2016, respectively	71,948	71,945
Prepaid expenses and other current assets	7,654	6,293
Total current assets	254,222	253,584
Property and equipment, net	16,046	16,376
Intangible assets, net	45,586	47,987
Goodwill	43,895	43,895
Other assets	855	914
Total assets	$360,604	$362,756
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,388	$4,968
Accrued compensation and benefits	8,360	13,202
Other current liabilities	19,507	20,864
Deferred revenues	7,582	6,856
Total current liabilities	39,837	45,890
Other non-current liabilities	658	78
Deferred rent	2,184	2,285
Contingent consideration related to acquisitions	—	185
Deferred tax liabilities	2,309	2,569
Total liabilities	44,988	51,007
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 99,914,145 shares issued and 90,266,438 outstanding at March 31, 2017; 98,208,117 shares issued and 88,560,409 outstanding at December 31, 2016	1	1
Additional paid-in capital	657,355	647,474
Treasury stock, at cost	(96,574)	(96,574)
Accumulated other comprehensive loss	(707)	(748)
Accumulated deficit	(244,459)	(238,404)
Total stockholders’ equity	315,616	311,749
Total liabilities and stockholders’ equity	$360,604	$362,756

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$72,579	$66,051
Costs and expenses:
Cost of revenues	29,212	25,212
Sales and marketing	23,837	24,500
Research and development	13,120	13,532
General and administrative	11,893	11,250
Change in fair value of escrowed shares and contingent consideration, net	(2,585)	(102)
Total costs and expenses	75,477	74,392
Loss from operations	(2,898)	(8,341)
Other income (expense), net	127	192
Loss before income taxes	(2,771)	(8,149)
Provision for (benefit from) income taxes	(97)	46
Net loss	$(2,674)	$(8,195)
Net loss per share, basic and diluted	$(0.03)	$(0.10)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	87,490	82,518

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,674)	$(8,195)
Other comprehensive (income) loss:
Foreign currency translation adjustments	41	1
Comprehensive loss	$(2,633)	$(8,194)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,674)	$(8,195)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,532	5,128
Stock-based compensation	7,756	7,610
Loss on disposal of property and equipment	—	11
Allowance for doubtful accounts	(268)	(56)
Deferred income taxes	(97)	20
Change in fair value of escrowed shares and contingent consideration, net	(2,585)	(102)
Changes in operating assets and liabilities:
Accounts receivable	264	5,731
Prepaid expenses and other current assets	(1,295)	(3,039)
Accounts payable and other current liabilities	(1,749)	(1,039)
Accrued compensation and benefits	(4,843)	(6,369)
Deferred revenues	726	486
Other	—	1
Net cash provided by (used in) operating activities	(233)	187

Cash flows from investing activities:
Purchases of property and equipment	(1,637)	(1,684)
Purchase of short-term investments	(25,078)	—
Proceeds from maturity of short-term investment	50,116	—
Net cash provided by (used in) investing activities	23,401	(1,684)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,144	1,785
Repurchases of common stock	—	(10,963)
Principal payments on capital lease obligations	(9)	(13)
Net cash provided by (used in) financing activities	1,135	(9,191)
Effect of exchange rates on cash and cash equivalents	9	—
Net (decrease) increase in cash and cash equivalents	24,312	(10,688)
Cash and cash equivalents at beginning of period	106,174	134,947
Cash and cash equivalents at end of period	$130,486	$124,259

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$24	$—
Cash paid for interest	—	1

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	562	753
Computer equipment acquired under promissory note	819	—
Property and equipment acquired under capital lease	$31	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Quotient Technology Inc. (“Quotient” or, the “Company”), is a provider of an industry leading digital platform that enables consumer packaged goods (CPG) brands and retailers to engage shoppers through personalized and targeted promotions and media. Through our platform, CPGs and retailers are able to use online and in-store point-of-sale (POS) shopper data and analytics to drive sales with improved efficiency, as compared to traditional offline promotional and advertising vehicles.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2017 or for any other period.

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes, except for Company electing to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment of $3.4 million recorded to accumulated deficit balance as of January 1, 2017.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), and in August 2015, the FASB issued ASU 2015-14,  Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date of ASU 2014-09 amended the existing accounting standards to achieve consistent application of revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the standard requires reporting companies to also disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to delay the effective date of this amendment by one year, accordingly, the Company is required to adopt the amendments in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but not before the original effective date of the amendment, which is the first quarter of 2017. The Company is in the initial stages of its evaluation of the impact of the new standard on its accounting policies, processes, and system requirements. In addition to internal resources, the Company has engaged third-party service providers to assist in the impact evaluation. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. The Company currently anticipates adopting the standard using the modified retrospective method and is evaluating the impact of adopting this new accounting guidance on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period, which is the first quarter of 2019 for the Company. Early adoption is permitted. ASU 2016-02 is required to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new accounting guidance on the condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard is effective for public business entities for annual reporting years beginning after December 15, 2017, and interim periods within that reporting period, which is the first quarter of 2018 for the Company. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on the condensed consolidated financial statements.

Accounting Pronouncements Adopted

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The guidance requires all of the tax effects related to share based payments to be recorded through the income statement. The guidance also removes the present requirement to delay recognition of an excess tax benefit (“windfall tax benefit”) until it reduces current taxes payable; instead it is recognized at the time of settlement, subject to normal valuation allowance consideration. While the simplification will eliminate some administrative complexities, it will increase the volatility of income tax expense. The standard was effective for the Company beginning January 1, 2017, and interim periods within that reporting period. Early adoption was permitted. The Company adopted ASU 2016-09 in the first quarter of 2017. Upon adoption, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment of $3.4 million recorded to accumulated deficit balance as of January 1, 2017. The amendments related to accounting for previously unrecognized excess tax benefits as deferred tax assets have been adopted on a modified retrospective basis with a cumulative-effect adjustment to opening retained earnings of $25.5 million, fully offset by a valuation allowance. This adjustment resulted in no impact to retained earnings upon adoption. The amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in no impact as the Company is in a net operating loss position with a full valuation allowance.

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

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Certificate of deposit	25,260	—	—	25,260
Short-Term investments:
Certificate of deposit	—	44,134	—	44,134
Total	$25,260	$44,134	$—	$69,394
Liabilities:
Contingent consideration related to Shopmium acquisition (1)	—	—	—	—
Total	$—	$—	$—	$—

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Short-Term investments:
Certificate of deposit	—	69,172	—	69,172
Total	$—	$69,172	$—	$69,172
Liabilities:
Contingent consideration related to Shopmium acquisition (1)	—	—	185	185
Total	$—	$—	$185	$185

(1)	Included in contingent consideration related to acquisitions

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

The following table represents the change in the contingent consideration (in thousands):

Three Months Ended
March 31, 2017
Shopmium
Level 3
Balance as of December 31, 2016	$185
Change in fair value	(185)
Balance as of March 31, 2017	$—

The Company recorded gains due to the change in fair value of the contingent consideration of $0.2 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively. The change in fair value of Shopmium contingent consideration is due to a decline in expected revenue and profit milestones for the years ending December 31, 2016 and 2017. The changes in the fair value of the contingent consideration are included as a component of operations in the accompanying condensed consolidated statements of operations.

There were no transfers between fair value hierarchies during the three months ended March 31, 2017 and 2016.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at the beginning of period	$1,338	$833
Bad debt expense (reversal)	(268)	(56)
Write-offs, net	(11)	(66)
Balance at the end of period	$1,059	$711

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Software	$32,565	$32,286
Computer equipment	23,624	22,664
Leasehold improvements	8,192	8,141
Furniture and fixtures	2,293	2,296
Total	66,674	65,387
Accumulated depreciation and amortization	(52,301)	(50,249)
Projects in process	1,673	1,238
Property and equipment, net	$16,046	$16,376

Depreciation and amortization expense related to property and equipment was $2.1 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively.

The Company capitalized internal use software development and enhancement costs of $1.0 million and $0.1 million during the three months ended March 31, 2017, and 2016, respectively. Amortization expense related to internal use software, included in property and equipment depreciation and amortization expense above, and recorded as cost of revenues was $0.6 million and $2.7 million during the three months ended March 31, 2017 and 2016, respectively. The unamortized capitalized development and enhancement costs were $1.6 million and $1.2 million as of March 31, 2017 and December 31, 2016, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Bonus	$2,398	$5,985
Commissions	1,966	3,572
Vacation	1,946	1,916
Payroll and related expenses	2,050	1,729
Accrued compensation and benefits	$8,360	$13,202

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Distribution fees	$11,055	$12,463
Marketing expenses	1,763	3,383
Deferred rent, current	470	449
Legal and professional fees	364	377
Other	5,855	4,192
Other current liabilities	$19,507	$20,864

6. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2017
	Gross	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Amortization Period (Years)
Promotion service rights	$22,492	$(1,995)	$—	$20,497	6.8
Data access rights	10,801	$(1,250)	—	9,551	5.1
Customer relationships	8,860	(5,255)	(37)	3,568	2.8
Developed technologies	7,187	(3,171)	(89)	3,927	3.1
Media service rights	6,383	(739)	—	5,644	5.1
Domain names	5,948	(4,217)	(9)	1,722	1.9
Patents	975	(731)	—	244	5.3
Vendor relationships	890	(723)	—	167	0.8
Registered users	420	(143)	(11)	266	3.0
Trade names	167	(168)	1	—	—
	$64,123	$(18,392)	$(145)	$45,586	5.4

As of March 31, 2017, and December 31, 2016, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

	December 31, 2016
	Gross	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Amortization Period (Years)
Promotion service rights	$22,492	$(1,256)	$—	$21,236	7.1
Data access rights	10,801	(787)	—	10,014	5.3
Customer relationships	8,860	(4,915)	(36)	3,909	3.1
Developed technologies	7,187	(2,837)	(89)	4,261	3.3
Media service rights	6,383	(465)	—	5,918	5.3
Domain names	5,948	(4,061)	(9)	1,878	2.2
Patents	975	(718)	—	257	5.6
Vendor relationships	890	(667)	—	223	1.0
Registered users	420	(118)	(11)	291	3.3
Trade names	167	(168)	1	—	—
	$64,123	$(15,992)	$(144)	$47,987	5.6

Amortization expense related to intangible assets subject to amortization was $2.4 million and $1.0 million during the three months ended March 31, 2017 and 2016, respectively. Estimated future amortization expense related to intangible assets as of March 31, 2017 is as follows (in thousands):

Total
2017, remaining nine months	$7,295
2018	9,419
2019	8,330
2020	6,908
2021	6,022
2022 and beyond	7,260
Total estimated amortization expense	$45,234

7. Stock-based Compensation

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

Stock Options

The fair value of each option was estimated on the date of grant for the period presented using the following assumptions:

	Three Months Ended March 31,
	2017	2016
Expected life (in years)	6.08 - 6.25	5.93 - 6.08
Risk-free interest rate	2.05% - 2.14%	1.32% - 1.34%
Volatility	50%	65%
Dividend yield	—	—

The weighted-average grant-date fair value of options granted was $6.44 and $8.51 per share during the three months ended March 31, 2017 and 2016, respectively.

Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2016	3,424,730	5,504,084	$12.02	7,746,067	$8.83	6.12	$30,507
Increase in shares authorized	3,542,416	—	—	—	—	—	—
Options granted	(1,148,474)	—	—	1,148,474	$12.95	—	—
Options exercised	—	—	—	(442,007)	$2.59	—	$3,813
Options canceled or expired	29,398	—	—	(29,398)	$8.25	—	—
RSUs granted	(817,550)	817,550	$12.82	—	—	—	—
RSUs vested	—	(1,264,022)	$13.15	—	—	—	—
RSUs canceled or expired	102,611	(102,611)	$12.43	—	—	—	—
Balance as of March 31, 2017	5,133,131	4,955,001	$11.98	8,423,136	$9.72	6.61	$20,407
Vested and expected to vest as of March 31, 2017				8,423,136	$9.72	6.61	$20,407
Vested and exercisable as of March 31, 2017				5,476,991	$8.67	5.35	$19,063

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options which vested was $2.3 million and $0.8 million during the three months ended March 31, 2017 and 2016, respectively.

Employee Stock Purchase Plan

Eligible employees can enroll and elect to contribute up to 15% of their base compensation through payroll withholdings in each offering period which is six months in duration, subject to certain limitations. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended March 31,
	2017	2016
Expected life (in years)	0.50	0.50
Risk-free interest rate	0.62%	0.33%
Volatility	50%	72%
Dividend yield	—	—

As of March 31, 2017, a total of 550,090 shares of common stock were issued under the 2013 Employee Stock Purchase Plan (“ESPP”), since inception of the plan. As of March 31, 2017, a total of 1,849,910 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$451	$497
Sales and marketing	1,332	1,583
Research and development	2,011	2,240
General and administrative	3,962	3,290
Total stock-based compensation expense	$7,756	$7,610

As of March 31, 2017, there was $66.5 million of unrecognized stock-based compensation expense, of which $15.4 million is related to stock options and ESPP shares and $51.1 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of March 31, 2017 will be amortized over a weighted-average period of 3.08 years. The total unrecognized stock-based compensation expense related to RSUs as of March 31, 2017 will be amortized over a weighted-average period of 2.56 years.

8. Common Stock Repurchase Program

Our Board of Directors has approved programs for us to repurchase shares of our common stock. During February 2017, the active repurchase program at that time expired. During the three months ended March 31, 2017, the Company did not repurchase any shares of its common stock.

In April 2017, the Company’s Board of Directors authorized a share repurchase program for us to repurchase up to $50.0 million of the Company’s common stock. The Program has a one year duration beginning on May 5, 2017. Stock repurchases may be made from time-to-time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company may suspend, modify or terminate this repurchase program at any time without prior notice.

9. Income Taxes

The Company recorded an income tax benefit of $0.1 million and an income tax provision of an insignificant amount for the three months ended March 31, 2017, and 2016, respectively. The income tax benefit for the three months ended March 31, 2017 was primarily attributable to foreign tax benefit from the enactment of a lower corporate income tax rate by France’s tax authorities. The income tax provision for the three months ended March 31, 2016 was primarily attributable to the net decrease in deferred tax liabilities associated with the change in fair value of contingent consideration related to an acquisition and a decrease in foreign income taxed at non-US tax rates.

The Internal Revenue Service (IRS) has completed its examination of our Federal income tax returns for calendar years 2013 and 2014, resulting in no changes.

10. Net Loss Per Share

The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,674)	$(8,195)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	87,490	82,518

Net loss per share, basic and diluted	$(0.03)	$(0.10)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options and ESPP	8,531	9,851
Restricted stock units	4,955	5,623
Shares held in escrow	2,000	—
	15,486	15,474

11. Commitments and Contingencies

Leases

As of March 31, 2017, the Company’s minimum payments under its non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2017, remaining nine months	$3,175	$35
2018	4,374	42
2019	4,338	10
2020	2,123	—
2021	791	—
2022	811	—
2023 and thereafter	1,301	—
Total minimum payments	$16,913	$87

Less: Amount representing interest		3
Present value of capital lease obligations		84
Less: Current portion		45
Capital lease obligation, net of current portion		$39

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

Rent expense pursuant to all operating lease agreements was $1.1 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.

Purchase Obligations

The Company has unconditional purchase commitments which expire through 2034 in the amount of $6.5 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which it uses for sales and marketing purposes.

The Company also has unconditional purchase commitments, primarily related to software license fees and marketing services, of $5.4 million as of March 31, 2017.

Promissory Note

In January 2017, the Company entered into a promissory note agreement with a lender to finance the purchase of computer equipment for $0.8 million to be paid in quarterly installments over three years. As of March 31, 2017, the Company had a remaining balance of $0.8 million under the agreement, which is included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for claims as of March 31, 2017 and December 31, 2016. The Company expenses legal fees in the period in which they are incurred.

12. Employee Benefit Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests fully over four years of continuous employment. The Company’s matching contribution expense was $0.6 million and $0.6 million during the three months ended March 31, 2017 and 2016, respectively.

13. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these condensed consolidated financial statements taken as a whole.

14. Subsequent Events

Restructuring

In April 2017, the Company authorized and completed a restructuring plan which primarily included reductions in force, to further drive operational efficiencies and to align its resources with its business strategies. The Company expects to record a restructuring charge of approximately $1.0 million during the three months ended June 30, 2017, which primarily relates to severance costs for impacted employees.

Stock Repurchase Program

In April 2017, the Company’s Board of Directors authorized a share repurchase program for us to repurchase up to $50.0 million of the Company’s common stock. The Program has a one year duration beginning on May 5, 2017. Stock repurchases may be made from time-to-time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company may suspend, modify or terminate this repurchase program at any time without prior notice.

Merger Agreement with Crisp Media, Inc.

On May 2, 2017, the Company signed a definitive agreement to acquire Crisp Media, Inc. (“Crisp”). Crisp is a mobile marketing and advertising company, delivering shopper marketing media campaigns for consumer packaged goods brands (CPGs) and retailers. Crisp’s mobile media expertise complements Quotient’s proprietary shopper data, retail network and existing promotions and media offerings.

The Company will pay approximately $33.0 million in upfront consideration, comprising cash and stock of $20.0 million and $13.0 million respectively (approximately 1.2 million shares valued based on a 90-day volume weighted average trading price) subject to certain adjustments at closing. Additionally, contingent consideration of up to $24.5 million in cash may become payable upon the achievement of certain financial metrics over a period of one year after closing. The deal is expected to close by June 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed on February 16, 2017 with the SEC. In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. The forward looking statements reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences are described in “Risk Factors” set forth in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q.

Overview

Quotient Technology Inc. is a provider of an industry leading digital platform that enables consumer packaged goods (CPG) brands and retailers to engage shoppers through personalized and targeted promotions and media. Through our platform, CPGs and retailers are able to use online and in-store point-of-sale (POS) shopper data and analytics to drive sales with improved efficiency, as compared to traditional offline promotional and advertising vehicles.

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

First Quarter 2017 Overview

Quarterly revenues of $72.6 million for the first quarter of 2017 increased by $6.5 million, or 10%, from revenues of $66.1 million in the same period in 2016. Our net loss of $2.7 million in the first quarter of 2017 decreased by $5.5 million, as compared to the net loss of $8.2 million in the same period in 2016. The year over year increase in our quarterly revenues was primarily related to increased revenues from digital promotions driven by the continued growth of Retailer iQ transactions. The decrease in our net loss in the first quarter of 2017 as compared to the same period in 2016 was primarily driven by growth in revenues from digital promotions, the benefit from the change in fair value of escrowed shares and contingent consideration and a reduction in sales and marketing and research and development expense, partially offset by an increase in cost of revenues due to an increase in distribution fees paid to retailers. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.

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

Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest, income taxes, other income (expense), net, change in fair value of escrowed shares and contingent consideration, net, charges related to Enterprise Resource Planning software implementation costs and certain acquisition related costs.

We define a “transaction” as any action that generates revenue, directly or indirectly, including per item transaction fees, set up fees, volume-based fixed fees and revenue sharing. Transactions continue to exclude retailer offers that generate no direct revenue. Transactions indirectly generate revenue when the action is not paid for on a per item basis, but is part of an agreement which generates revenue for offer services; for example, transactions after a fixed fee cap has been reached would be included in our definition. This definition of transaction does not impact the number of transactions reported in prior filings. While the number of transactions on our platform has been an important indicator of our ability to grow our revenues historically, as our business continues to evolve with the shift to digital paperless and we experiment with different pricing models to monetize transactions, we believe transaction volume on our platform is becoming a less predictive indicator of future operating performance.

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,674)	$(8,195)
Adjusted EBITDA	7,677	4,295
Transactions	795,270	537,185

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
•

Adjusted EBITDA also does not include the effects of charges related to Enterprise Resource Planning software implementation costs, change in fair value of escrowed shares and contingent consideration, net, other income (expense), net, income taxes and certain acquisition related costs, and;

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,674)	$(8,195)
Adjustments:
Stock-based compensation	7,756	7,610
Depreciation, amortization and other(1)	5,404	5,128
Change in fair value of escrowed shares and contingent consideration, net	(2,585)	(102)
Other income (expense), net	(127)	(192)
Provision for (benefit from) income taxes	(97)	46
Total adjustments	$10,351	$12,490

Adjusted EBITDA	$7,677	$4,295

(1)

Other includes Enterprise Resource Planning software implementation costs of $0.2 million for the three months ended March 31, 2017, as well as $0.7 million related to certain acquisition related costs. These acquisition related costs primarily represent diligence expenses incurred in evaluating potential targets which we generally would not have otherwise incurred in the periods presented as part of our ongoing operations.

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

Increasing revenue from CPGs on our platform.    Our ability to grow our revenue in the future depends upon our ability to continue to increase revenues from existing CPGs on our platform. This includes increasing our share of CPG spending on overall coupons, media and trade promotions; increasing the number of brands that are using our platform within each CPG; and increasing media spending on our platform. As transactions grow, volume discounts that we offer to our existing CPGs, may slow our revenue growth or reduce our revenues on a per transaction basis.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
(in thousands, except percentages)	2017		2016
Revenues	$72,579	100.0%	$66,051	100.0%
Cost of revenues	29,212	40.2%	25,212	38.2%
Gross profit	43,367	59.8%	40,839	61.8%
Operating expenses:
Sales and marketing	23,837	32.8%	24,500	37.1%
Research and development	13,120	18.1%	13,532	20.5%
General and administrative	11,893	16.4%	11,250	17.0%
Change in fair value of escrowed shares and contingent consideration, net	(2,585)	(3.6)%	(102)	(0.2)%
Total operating expenses	46,265	63.7%	49,180	74.5%
Loss from operations	(2,898)	(3.9)%	(8,341)	(12.7)%
Other income (expense), net	127	0.2%	192	0.3%
Loss before income taxes	(2,771)	(3.7)%	(8,149)	(12.4)%
Provision for (benefit from) income taxes	(97)	(0.1)%	46	0.1%
Net loss	$(2,674)	(3.6)%	$(8,195)	(12.5)%

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Revenues	$72,579	$66,051	$6,528	10%

Revenues for the quarter ended March 31, 2017 increased by $6.5 million, or 10%, as compared to the same period in 2016. The increase was due to revenue growth in digital promotions. Revenues from digital promotion transactions and digital media campaigns were 79% and 21% respectively, of total revenues for the three months ended March 31, 2017, compared to 77% and 23%, respectively, of total revenues during the same period in 2016. Total digital coupon transactions increased during the quarter ended March 31, 2017 to 795.3 million from 537.1 million during the same period in 2016.

We expect revenue growth in 2017 from deployments of Retailer iQ and the anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Cost of revenues	$29,212	$25,212	$4,000	16%
Gross profit	$43,367	$40,839	$2,528	6%
Gross margin	60%	62%

Cost of revenues for the quarter ended March 31, 2017 increased by $4.0 million, or 16%, as compared to the same period in 2016. The increase was primarily due to higher distribution fees of $4.8 million attributable to a greater number of transactions completed through our platform and an increase in amortization expense of $1.5 million related to certain exclusive rights acquired under a services and data agreement, partially offset by a decrease in amortization expense of $2.0 million associated with our Retailer iQ platform and a decrease in other cost of revenue related expenses of $0.2 million.

Gross margin for the quarter ended March 31, 2017 decreased to 60%, as compared to 62% from the same period in 2016 primarily due to an increase in distribution fees resulting from a greater number of transactions completed through our Retailer iQ platform, attributable to an increase in digital promotion revenues, and revenue mix, partially offset by the benefit from leveraging fixed costs.

We expect the costs associated with distribution and third-party service fees, to continue to increase in the future as we continue to expand and scale our distribution network and reach, and to pursue opportunities to expand our business through selective acquisitions.

Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Sales and marketing	$23,837	$24,500	$(663)	(3)%
Percent of revenues	33%	37%

Sales and marketing expenses for the quarter ended March 31, 2017 decreased by $0.7 million, or 3%, as compared to the same period in 2016. The decrease was primarily due to a decrease in promotional and advertising costs resulting from our expense management efforts.

We will continue to invest in sales and marketing in order to support our growth and business objectives, while continuing to optimize our investment in promotional and advertising activities.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Research and development	$13,120	$13,532	$(412)	(3)%
Percent of revenues	18%	20%

Research and development expenses for the quarter ended March 31, 2017 decreased by $0.4 million, or 3%, as compared to the same period in 2016. The decrease was primarily due to the capitalization of $1.0 million of Quotient Insights software development costs, partially offset by an increase in expense of $0.6 million related to our research and development facilities.

We believe that continued investment in technology is critical to attaining our strategic objectives. Our investment in research and development will be balanced with our continued operational and cost optimization efforts, as it provides us with the ability to invest in strategic areas, while managing growth in future periods.

General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
General and administrative	$11,893	$11,250	$643	6%
Percent of revenues	16%	17%

General and administrative expenses for the quarter ended March 31, 2017 increased by $0.6 million, or 6%, as compared to the same period in 2016. The increase was primarily related to an increase in stock-based compensation of $0.7 million, an increase in certain acquisition related fees of $0.7 million and an increase of $0.2 million related to Enterprise Resource software implementation costs, partially offset by a decrease in third party consultation services of $1.0 million.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act.

Change in Fair Value of Escrowed Shares and Contingent Consideration

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$(2,585)	$(102)	$(2,483)	2,434%
Percent of revenues	(4)%	(0)%

For the three months ended March 31, 2017, we recorded a gain of $2.6 million due to the changes in fair value of escrowed shares and contingent consideration. During the three months ended March 31, 2017, we recorded a gain of $2.4 million due to the decrease in fair value of certain escrowed shares related to the change in the Company’s stock price and a gain of $0.2 million due to the change in fair value of the Shopmium contingent consideration related to a decline in expected revenue and profit milestones for the years ending December 31, 2016 and 2017.

For the three months ended March 31, 2016, we recorded a gain of $0.1 million due to the changes in fair value of the contingent consideration as a result of the changes in the Company’s common stock price for Eckim and the increase in the likelihood of achieving certain revenue and profit milestones for Shopmium.

Non-Operating Income (Expense)

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Other income (expense), net	$127	$192	$(65)	(34)%

The change in other income (expense), net during the three months ended March 31, 2017 as compared to the same period in 2016 is associated with interest income earned on short-term certificate of deposits net of foreign exchange rate fluctuations.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Provision for (benefit from) income taxes	$(97)	$46	$(143)	(311)%

The income tax benefit of $0.1 million for the three months ended March 31, 2017, was primarily attributable to foreign tax benefit from the enactment of a lower corporate income tax rate by France’s tax authorities. The income tax provision of an insignificant amount for the three months ended March 31, 2016, was primarily attributable to the net decrease in deferred tax liabilities associated with the change in fair value of contingent consideration related to an acquisition and a decrease in foreign income taxed at non-US tax rates.

During the three months ended March 31, 2017, the Internal Revenue Service (IRS) has completed its examination of our Federal income tax returns for calendar years 2013 and 2014, resulting in no changes.

Liquidity and Capital Resources

As of March 31, 2017, we had $130.5 million in cash and cash equivalents and $44.1 million in short-term investments, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of certificate of deposits. As of March 31, 2017, $1.0 million of cash was held by our foreign subsidiaries. We do not presently anticipate a need to repatriate these funds for use in our domestic operations, but if we were to do so, any such repatriated cash and cash equivalents could be subject to U.S. income taxes, less any previously paid foreign income taxes.

In the near term, although we intend to continue to manage our operating expenses in line with our existing cash and available financial resources, we anticipate we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth and the costs associated with being a public company. As a public company, we have incurred and expect to continue to incur significant legal, accounting, regulatory compliance and other costs that we did not incur in the periods prior to our IPO with higher increases in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with Section 404 of the Sarbanes-Oxley Act. In addition, we may use cash to fund acquisitions or invest in other business, repurchase the Company’s common stock under the publicly announced share repurchase program or incur capital expenditures including leasehold improvements or technologies.

Our Board of Directors has approved programs for us to repurchase shares of our common stock. During February 2017, the active repurchase program at that time expired. During the three months ended March 31, 2017, the Company did not repurchase any shares of its common stock.

In April 2017, the Company’s Board of Directors authorized a share repurchase program for us to repurchase up to $50.0 million of the Company’s common stock. The Program has a one year duration beginning on May 5, 2017. Stock repurchases may be made from time-to-time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company may suspend, modify or terminate this repurchase program at any time without prior notice.

We believe our existing cash, cash equivalents and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and the foreseeable future. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$(233)	$187
Net cash provided by (used in) investing activities	23,401	(1,684)
Net cash provided by (used in) financing activities	1,135	(9,191)
Effects of exchange rates on cash	9	—
Net (decrease) increase in cash and cash equivalents	$24,312	$(10,688)

Operating Activities

Cash provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash provided by (used in) operating activities has typically been due to our net losses and to changes in our operating assets and liabilities, particularly accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities, adjusted for non-cash expense items such as depreciation and amortization, stock-based compensation, and change in fair value of escrowed shares and contingent consideration, net.

During the three months ended March 31, 2017, net cash used in operating activities of $0.2 million, reflects our net loss of $2.7 million adjusted for net non-cash expenses of $9.3 million, partially offset by cash used as a result of changes in working capital of $6.8 million. Non-cash expenses included depreciation and amortization, stock-based compensation, change in the fair value of escrowed shares and contingent consideration, net, recovery from allowance for doubtful accounts and deferred income taxes. The uses of cash from the net change in working capital items included, most notably a decrease in accrued compensation and benefits of $4.8 million related to the payout of annual bonuses, a decrease in accounts payable and other current liabilities of $1.7 million, and an increase in prepaid expenses and other current assets of $1.3 million, partially offset by an increase in deferred revenues of $0.7 million and a decrease in accounts receivable of $0.3 million.

During the three months ended March 31, 2016, net cash provided by operating activities was $0.2 million, reflecting our net loss of $8.2 million adjusted for net non-cash expenses of $12.6 million, partially offset by cash used as a result of changes in working capital of $4.2 million. Non-cash expenses included depreciation and amortization, stock-based compensation, change in the fair value of the contingent consideration, deferred income taxes and recovery from allowance for doubtful accounts. The remaining uses of cash from the net change in working capital items included, most notably a decrease in accrued compensation and benefits of $6.4 million due to payout of annual bonuses, an increase in prepaid expenses and other assets of $3.0 million related to the timing of payments, and a decrease in accounts payable and other current liabilities of $1.0 million, offset by a decrease in accounts receivable of $5.7 million due to improved collections and an increase in deferred revenues of $0.5 million.

Investing Activities

During the three months ended March 31, 2017, net cash provided by investing activities of $23.4 million, primarily reflects proceeds from the maturity of certificates of deposits of $50.1 million, partially offset by purchases of certificates of deposits of $25.1 million, and purchases of property and equipment of $1.6 million that includes capitalized software development costs related to Quotient Insights, and technology hardware and software.

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

Financing Activities

During the three months ended March 31, 2017, net cash provided by financing activities of $1.1 million primarily reflects proceeds received from exercises of stock options.

During the three months ended March 31, 2016, net cash used in financing activities was $9.2 million, which reflects $11.0 million in repurchases of our common stock, offset by $1.8 million of proceeds received from exercises of stock options.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations and Commitments

Refer to Note 11 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three months ended March 31, 2017 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 16, 2017 with the SEC.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2017, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 16, 2017 with the SEC, except for Company electing to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment of $3.4 million recorded to accumulated deficit balance as of January 1, 2017.

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

During the three months ended March 31, 2017, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 16, 2017 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2017, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of legal proceedings, see Note 11, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

We have incurred net losses of $19.5 million and $26.7 million in 2016 and 2015, respectively, and incurred net loss of $2.7 million for the three months ended March 31, 2017. We have an accumulated deficit of $244.5 million as of March 31, 2017. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

•	sales and marketing;
•	research and development, including new product development;
•	our technology infrastructure;
•	general administration, including legal and accounting expenses related to our growth and continued expenses with respect to being a public company;
•	efforts to expand into new markets; and
•	strategic opportunities, including commercial relationships and acquisitions.

For example, we have incurred and expect to continue to incur expenses developing, improving, integrating, investing, marketing and maintaining our retailer platform Retailer iQ, our data and analytics platform, Quotient Insights, and our data-driven media solutions, Quotient Media Exchange or QMX, and we may not succeed in increasing our revenues sufficiently to offset these expenses.

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

We believe that our continued revenue growth will depend on our ability to:

•

increase our share of CPG spending on overall coupon and trade promotions, increase the number of brands that are using our platform within each CPG, and increase shopper marketing and media spend on our platform;

•	adapt to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending;
•	further integrate, grow and maintain our digital promotions, shopper marketing and media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	manage the transition from digital print coupons to digital paperless coupons;
•	develop and deploy our data solutions in support of Retailer iQ and QMX;
•	grow the number of CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;
•	grow and maintain our retailer network through direct and indirect partnerships;
•	expand the use by consumers of our newest digital promotion and media offerings and broaden the selection and use of digital coupons;
•	manage the shift from desktop to mobile devices;
•	innovate our product offerings to retain and grow our consumer base;
•	obtain and increase the number of high quality coupons;
•	grow the number of transactions across our platform;
•	expand the number, variety and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
•	develop and implement our media strategies;
•	increase the awareness of our brands, and earn and build our reputation;
•	hire, integrate and retain talented personnel;
•	effectively manage scaling our operations; and
•	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully accomplish any of these actions. Failure to do so could harm our business and cause our operating results to suffer.

If we fail to attract and retain CPGs, retailers and publishers and expand our relationships with them, our revenues and business will be harmed.

The success of our business depends in part on our ability to increase our share of CPG spending on overall coupons and trade promotions, increase media spending on our platform, increase the number of brands that are using our platform within each CPG, increase adoption and scale of Retailer iQ, and development and deployment of Quotient Insights and QMX. It also depends on (i) our ability to further integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, (ii) our ability to obtain the right to distribute Retailer iQ digital promotions more broadly through our websites and mobile apps and those of our publishers, and (iii) our retail partners’ commitment in promoting our digital solutions to their customers. In addition, we must acquire new CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment venues. If CPGs and retailers do not find that offering digital promotions and media on our platform enables them to reach consumers and sufficiently increase sales with the scale and effectiveness that is compelling to them, CPGs and retailers may not increase their distribution of digital promotions and media on our platform, or they may decrease them or stop offering them altogether, and new CPGs and retailers may decide not to use our platform.

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

Our business is exposed to risks related to customer concentration, particularly among CPGs. For the years ended December 31, 2016 and 2015, total revenue from The Procter and Gamble Company accounted for more than 10% of our total revenues. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

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

•	our ability to successfully respond to changes in the digital promotions and media market and continue to grow the market and demand for our platform;
•	our ability to grow consumer selection and use of our digital promotion offerings and attract new consumers to our platform;
•	the amount and timing of digital promotions and marketing campaigns by CPGs, which are affected by budget cycles, economic conditions, seasonality and other factors;
•	the impact of global business or macroeconomic conditions, including the resulting effects on the level of coupon and trade promotion spending by CPGs and spending by consumers;
•	the impact of competitors or competitive products and services, and our ability to compete in the digital promotions market;
•	our ability to obtain and increase the number of high quality coupons;
•	changes in consumer behavior with respect to digital promotions and how consumers access digital coupons and our ability to develop applications that are widely accepted and generate revenues;
•	the costs of investing, maintaining and enhancing our technology infrastructure;
•	the costs of developing new products and solutions and enhancements to our platform;
•	our ability to manage our growth, including scaling Retailer iQ, developing and deploying Quotient Insights, and growing QMX;
•	the success of our sales and marketing efforts;
•	the costs of acquiring new companies which we anticipate will help us grow our business;
•	the costs of successfully integrating acquired companies and employees into our operations;
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

When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, certain prepaid distribution fees with some of the retailers will not be recoverable and the distribution fee will increase as a percentage of revenue. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. At March 31, 2017 and December 31, 2016, we had $0.1 million and $0.2 million, respectively, of prepaid non-refundable payments with some of our Retailer iQ partners.

If we fail to maintain and expand the use by consumers of digital coupons on our platform, our revenues and business will be harmed.

We must continue to maintain and expand the use by consumers of digital coupons in order to increase the attractiveness of our platform to CPGs and retailers and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of personalized and high quality digital coupons, or that the usage of digital coupons is easy and convenient through our platform, we may not be able to attract or retain consumers on our platform. For instance, we are retiring our coupon printing software and if consumers who use that software do not move to our upgraded print solution or other products or their transition to our other products is slower than anticipated, our revenues could be adversely affected. Further, if there is increased competition for the trade promotions and marketing budgets of CPGs and retailers, the result could be increased pricing pressure. If we are unable to maintain and expand the use by consumers of digital coupons on our platform, including through our software-free print solution, updated Coupons.com mobile application and Shopmium cash back application, and do so to a greater extent than our competitors, CPGs may find that offering digital promotions on our platform does not reach consumers with the scale and effectiveness that is compelling to them. Likewise, if retailers find that using our platform, including Retailer iQ, does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, then the revenues we generate may not increase to the extent we expect or may decrease. Any of these would adversely affect our operating results.

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

Our success on mobile platforms will also be dependent on our ability to develop features or products that will make our mobile platform attractive to, and drive engagement by, consumers. For example, we launched an updated Coupons.com mobile application in January 2017 providing enhanced functionality and features, however, there is no guarantee that consumers will adopt our new mobile application or that it will result in increased engagement. If we fail to develop such features or products after investing in their development, our ability to monetize these growth opportunities will be constrained, and our business, financial condition and operating results would be adversely affected.

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

We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators and competition. In the future we may be required to record a significant charge to earnings in our condensed consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could adversely impact our results of operations and harm our business.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 90,266,438 shares of common stock outstanding as of March 31, 2017, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 50% of our outstanding common stock, based on the number of shares outstanding as of March 31, 2017. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In April of 2017, our board of directors approved a share repurchase program pursuant to which we are authorized to repurchase shares of our stock having an aggregate value of up to $50.0 million. From January 1, 2015 through March 31, 2017, we repurchased $34.5 million in stock under our total authorized amounts under previously approved share purchase programs. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2017	—	$—	—	$46,786,000
February 1 - 28, 2017	—	—	—	46,786,000
March 1 - 31, 2017	—	—	—	—
Total	—	$—	—	$—

(1)

In February 2016, the Company’s board of directors authorized the 2016 Program to repurchase up to $50.0 million of the Company’s common stock through February 2017. During the three months March 31, 2017, the Company did not purchase any shares of its common stock. The 2016 Program expired in February 2017 with an unused balance of $46.8 million.

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

QUOTIENT TECHNOLOGY INC.

Dated: May 5, 2017	By:	/s/ Steven R. Boal
Steven R. Boal
Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2017	By:	/s/ Ronald J. Fior
Ronald J. Fior
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	03/11/16
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/06/15
4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	02/25/14
4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	01/31/14
10.1+	Amended and Restated Quotient Technology, Inc. 2013 Employee Stock Purchase Plan, dated April 25, 2017.					X
31.1	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+	Indicates a management contract or compensatory plan or arrangement.
*

The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quotient under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.