Form 10-Q
period 2017-06-30
Quotient Technology Inc.
filed 2017-08-04
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, the registrant had 92,354,122 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$135,394	$106,174
Short-term investments	34,582	69,172
Accounts receivable, net of allowance for doubtful accounts of $1,035 and $1,338 at June 30, 2017 and December 31, 2016, respectively	74,552	71,945
Prepaid expenses and other current assets	8,527	6,293
Total current assets	253,055	253,584
Property and equipment, net	15,655	16,376
Intangible assets, net	52,401	47,987
Goodwill	80,506	43,895
Other assets	892	914
Total assets	$402,509	$362,756
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,110	$4,968
Accrued compensation and benefits	10,807	13,202
Other current liabilities	22,383	20,864
Deferred revenues	7,975	6,856
Total current liabilities	45,275	45,890
Other non-current liabilities	589	78
Deferred rent	2,062	2,285
Contingent consideration related to acquisitions	14,800	185
Deferred tax liabilities	2,497	2,569
Total liabilities	65,223	51,007
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 101,840,994 shares issued and 92,193,287 outstanding at June 30, 2017; 98,208,117 shares issued and 88,560,409 outstanding at December 31, 2016	1	1
Additional paid-in capital	684,776	647,474
Treasury stock, at cost	(96,574)	(96,574)
Accumulated other comprehensive loss	(700)	(748)
Accumulated deficit	(250,217)	(238,404)
Total stockholders’ equity	337,286	311,749
Total liabilities and stockholders’ equity	$402,509	$362,756

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$74,493	$67,247	$147,072	$133,298
Costs and expenses:
Cost of revenues	30,021	25,162	59,233	50,374
Sales and marketing	21,617	22,741	45,454	47,241
Research and development	12,774	12,473	25,894	26,005
General and administrative	11,803	11,103	23,696	22,353
Change in fair value of escrowed shares and contingent consideration, net	3,900	(966)	1,315	(1,068)
Total costs and expenses	80,115	70,513	155,592	144,905
Loss from operations	(5,622)	(3,266)	(8,520)	(11,607)
Other income (expense), net	134	(172)	261	20
Loss before income taxes	(5,488)	(3,438)	(8,259)	(11,587)
Provision for income taxes	270	68	173	114
Net loss	$(5,758)	$(3,506)	$(8,432)	$(11,701)
Net loss per share, basic and diluted	$(0.06)	$(0.04)	$(0.10)	$(0.14)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	88,985	83,186	88,242	82,852

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(5,758)	$(3,506)	$(8,432)	$(11,701)
Other comprehensive income:
Foreign currency translation adjustments	7	5	48	6
Comprehensive loss	$(5,751)	$(3,501)	$(8,384)	$(11,695)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,432)	$(11,701)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,677	10,108
Stock-based compensation	15,822	14,919
Loss on disposal of property and equipment	—	216
Allowance for doubtful accounts	(497)	151
Deferred income taxes	173	114
Change in fair value of escrowed shares and contingent consideration, net	1,315	(1,068)
Changes in operating assets and liabilities:
Accounts receivable	2,097	1,779
Prepaid expenses and other current assets	(2,066)	(1,645)
Accounts payable and other current liabilities	(471)	(3,402)
Accrued compensation and benefits	(2,468)	(4,306)
Deferred revenues	1,119	(180)
Net cash provided by operating activities	15,269	4,985

Cash flows from investing activities:
Purchases of property and equipment	(3,166)	(3,469)
Acquisitions, net of cash acquired	(21,048)	—
Purchases of short-term investments	(59,659)	(25,060)
Proceeds from maturities of short-term investment	94,250	25,000
Net cash provided by (used in) investing activities	10,377	(3,529)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans, net	3,641	6,066
Repurchases of common stock	—	(11,022)
Principal payments on promissory note and capital lease obligations	(85)	(26)
Net cash provided by (used in) financing activities	3,556	(4,982)
Effect of exchange rates on cash and cash equivalents	18	3
Net increase (decrease) in cash and cash equivalents	29,220	(3,523)
Cash and cash equivalents at beginning of period	106,174	134,947
Cash and cash equivalents at end of period	$135,394	$131,424

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$59	$—
Cash paid for interest	—	2

Supplemental disclosures of noncash investing and financing activities:
Issuance of shares related to Crisp acquisition	12,957	—
Fixed asset purchases not yet paid	277	418
Computer equipment acquired under promissory note	819	—
Property and equipment acquired under capital lease	$31	$—

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). In addition, the FASB issued subsequent ASUs, which serve to clarify certain aspects of ASU 2014-09. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the standard requires reporting companies to also disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to delay the effective date of this amendment by one year, accordingly, the Company is required to adopt the amendments in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but not before the original effective date of the amendment, which is the first quarter of 2017.

The Company is continuing to evaluate the overall impact of the new standard on its accounting policies, processes, system requirements, and internal controls over financial reporting. In addition to internal resources, the Company has engaged third-party service providers to assist with the evaluation. The Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. The Company currently anticipates adopting the standard using the modified retrospective method. While the Company is still in the process of completing its analysis on the impact the guidance will have on its consolidated financial statements, related disclosures, and internal controls over financial reporting, it does not expect the impact to be material.

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

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$25,008	—	—	$25,008
Certificate of deposit	—	35,016	—	35,016
Short-Term investments:
Certificate of deposit	—	34,582	—	34,582
Total	$25,008	$69,598	$—	$94,606
Liabilities:
Contingent consideration related to Crisp acquisition (1)			14,800	14,800
Contingent consideration related to Shopmium acquisition (1)	—	—	—	—
Total	$—	$—	$14,800	$14,800

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Short-Term investments:
Certificate of deposit	—	69,172	—	69,172
Total	$—	$69,172	$—	$69,172
Liabilities:
Contingent consideration related to Shopmium acquisition (1)	—	—	185	185
Total	$—	$—	$185	$185

(1)	Included in contingent consideration related to acquisitions

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets. The money market funds have a fixed net asset value (NAV) of $1. The valuation technique to measure the fair value of certificate of deposits included using quoted prices in active markets for similar assets.

The fair value of contingent consideration related to the acquisition of Crisp Media, Inc. (“Crisp”) was estimated using an option pricing method and was based on significant inputs not observable in the market, thus classified as a Level 3 instrument. The inputs include expected achievement of certain financial metrics over the contingent consideration period, historical volatility and discount rate. Refer to Note 6 for further details related to the acquisition.

The fair value of contingent consideration related to the acquisition of Shopmium S.A. (“Shopmium”) was estimated using a Monte Carlo simulation and was based on significant inputs not observable in the market, thus classified as a Level 3 instrument. The inputs include the expected achievement of certain revenue and profit milestones for the years ending December 31, 2016 and 2017, historical volatility and risk free interest rate.

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	Shopmium	Crisp	Shopmium	Crisp
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$—	$—	$185	$—
Addition related to Crisp acquisition	—	14,800	—	14,800
Change in fair value	—	—	(185)	—
Balance as of June 30, 2017	$—	$14,800	$—	$14,800

The Company recorded no gains or losses due to the change in fair value of the contingent consideration during the three months ended June 30, 2017, while $0.2 million gain was recorded during the six months ended June 30, 2017. The change in fair value of Shopmium contingent consideration is due to a decline in expected revenue and profit milestones for the years ending December 31, 2016 and 2017. The changes in the fair value of the contingent consideration are included as a component of operations in the accompanying condensed consolidated statements of operations.

There were no transfers between fair value hierarchies during the three and six months ended June 30, 2017 and 2016.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at the beginning of period	$1,059	$711	$1,338	$833
Additions related to Crisp acquisition	229	—	229	—
Bad debt expense (recovery)	(229)	210	(497)	151
Write-offs, net	(24)	(38)	(35)	(101)
Balance at the end of period	$1,035	$883	$1,035	$883

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Software	$32,565	$32,286
Computer equipment	23,741	22,664
Leasehold improvements	8,193	8,141
Furniture and fixtures	2,355	2,296
Total	66,854	65,387
Accumulated depreciation and amortization	(53,854)	(50,249)
Projects in process	2,655	1,238
Property and equipment, net	$15,655	$16,376

Depreciation and amortization expense related to property and equipment was $1.6 million and $4.0 million for the three months ended June 30, 2017 and 2016, respectively, and $3.7 million and $7.9 million for the six months ended June 30, 2017 and 2016, respectively.

The Company capitalized internal use software development and enhancement costs of $1.1 million and $2.1 million during the three and six months ended June 30, 2017, respectively and capitalized internal use software development and enhancement costs of $0.1 million during the six months ended June 30, 2016. During the three and six months ended June 30, 2017, the Company had zero and $0.6 million amortization expense related to internal use software, included in property and equipment depreciation and amortization expense above, and recorded as cost of revenues, as compared to $2.7 million and $5.3 million, respectively, during the comparable period of 2016. The unamortized capitalized development and enhancement costs were $2.7 million and $1.2 million as of June 30, 2017 and December 31, 2016, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Bonus	$4,520	$5,985
Commissions	1,818	3,572
Vacation	2,698	1,916
Payroll and related expenses	1,771	1,729
Accrued compensation and benefits	$10,807	$13,202

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Distribution fees	$12,193	$12,463
Marketing expenses	1,718	3,383
Deferred rent, current	495	449
Legal and professional fees	547	377
Other	7,430	4,192
Other current liabilities	$22,383	$20,864

6. Acquisitions

On May 31, 2017, the Company acquired all the outstanding shares of Crisp Media, Inc. (“Crisp”), a mobile marketing and advertising company, delivering shopper marketing media campaigns for consumer packaged goods brands (CPGs) and retailers. Crisp’s mobile media expertise complements Quotient’s proprietary shopper data, retail network and existing promotions and media offerings.

The total preliminary acquisition consideration of $51.9 million consisted of $24.1 million in cash, 1,177,927 shares of the Company’s common stock with a fair value of $13.0 million or $11.00 per share, and contingent consideration of up to $24.5 million payable in cash with a fair value of $14.8 million. The contingent consideration payout is based on Crisp achieving certain financial metrics over a period of one year after closing and is payable within 105 days after May 31, 2018. At the date of acquisition, the contingent consideration’s fair value of $14.8 million was determined by using an option pricing method.

The Crisp acquisition provides the Company with customer relationships, developed technologies and trade names. The fair value of the customer relationships intangible asset was determined by using a discounted cash flow model. The fair values of developed technologies and trade names intangible assets were determined by using the relief from royalty methods. The excess of the consideration paid over the fair value of the net tangible assets and identifiable intangible assets acquired is recorded as goodwill. The goodwill is attributable to expected synergies from combined operations and Crisp’s knowhow.

The transaction was accounted for as a business combination. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company expensed all transaction costs in the period in which they were incurred.

The following table summarizes the preliminary acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	(1) Acquisition Related Expenses
Crisp	$51,904	$5,893	$9,400	$36,611	Not Deductible	$1,504

(1) Expensed as general and administrative

The following sets forth each component of identifiable intangible assets acquired in connection with the Crisp acquisition (in thousands):

	Crisp	Estimated Useful Life (in Years)
Developed technologies	$5,000	4.0
Customer relationships	2,800	7.0
Trade names	1,600	4.0
Total identifiable intangible assets	$9,400

7. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2017
	Gross	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Amortization Period (Years)
Promotion service rights	$22,492	$(2,742)	$—	$19,750	6.6
Data access rights	10,801	(1,719)	—	9,082	4.8
Customer relationships	11,660	(5,627)	(36)	5,997	4.6
Developed technologies	12,187	(3,612)	(89)	8,486	3.5
Media service rights	6,383	(1,016)	—	5,367	4.8
Domain names	5,949	(4,371)	(9)	1,569	1.7
Patents	975	(743)	—	232	5.0
Vendor relationships	890	(779)	—	111	0.5
Registered users	420	(169)	(11)	240	2.8
Trade names	1,767	(201)	1	1,567	3.9
	$73,524	$(20,979)	$(144)	$52,401	5.1

As of June 30, 2017, and December 31, 2016, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

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

Amortization expense related to intangible assets subject to amortization was $2.6 million and $1.1 million during the three months ended June 30, 2017 and 2016, respectively, and $5.0 million and $2.2 million during the six months ended June 30, 2017 and 2016, respectively. Estimated future amortization expense related to intangible assets as of June 30, 2017 is as follows (in thousands):

Total
2017, remaining six months	$5,911
2018	11,467
2019	10,378
2020	8,962
2021	7,104
2022 and beyond	8,226
Total estimated amortization expense	$52,048

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

Stock Options

The fair value of each option was estimated on the date of grant for the period presented using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected life (in years)	5.50 - 6.08	2.75 - 5.50	5.50 - 6.25	2.75 - 6.08
Risk-free interest rate	1.87% - 2.03%	0.68% - 1.30%	1.87% - 2.14%	0.68% - 1.34%
Volatility	50%	60% - 70%	50%	60% - 70%
Dividend yield	—	—	—	—

The weighted-average grant-date fair value of options granted was $5.57 and $6.73 per share during the three months ended June 30, 2017 and 2016, respectively, and $6.34 and $8.61 per share during the six months ended June 30, 2017 and 2016, respectively.

Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2016	3,424,730	5,504,084	$12.02	7,746,067	$8.83	6.12	$30,507
Increase in shares authorized	3,542,416	—	—	—	—	—	—
Options granted	(1,298,129)	—	—	1,298,129	$12.78	—	—
Options exercised	—	—	—	(974,252)	$3.31	—	$7,741
Options canceled or expired	171,359	—	—	(171,359)	$10.03	—	—
RSUs granted	(2,226,986)	2,226,986	$11.87	—	—	—	—
RSUs vested	—	(1,424,677)	$12.88	—	—	—	—
RSUs canceled or expired	524,507	(524,507)	$12.15	—	—	—	—
Balance as of June 30, 2017	4,137,897	5,781,886	$11.94	7,898,585	$10.14	6.52	$26,704
Vested and expected to vest as of June 30, 2017				7,898,585	$10.14	6.52	$26,704
Vested and exercisable as of June 30, 2017				5,262,505	$9.41	5.33	$23,520

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options which vested was $1.6 million and $0.6 million during the three months ended June 30, 2017 and 2016, respectively, and $4.0 million and $1.5 million during the six months ended June 30, 2017 and 2016, respectively.

Employee Stock Purchase Plan

Eligible employees can enroll and elect to contribute up to 15% of their base compensation through payroll withholdings in each offering period which is six months in duration, subject to certain limitations. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected life (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	1.04%	0.38%	0.62% - 1.04%	0.38%
Volatility	50%	74%	50%	74%
Dividend yield	—	—	—	—

As of June 30, 2017, a total of 642,124 shares of common stock were issued under the 2013 Employee Stock Purchase Plan (“ESPP”), since inception of the plan. As of June 30, 2017, a total of 1,757,876 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$485	$493	$936	$990
Sales and marketing	1,694	1,541	3,026	3,124
Research and development	1,985	1,651	3,996	3,891
General and administrative	3,902	3,624	7,864	6,914
Total stock-based compensation expense	$8,066	$7,309	$15,822	$14,919

As of June 30, 2017, there was $69.8 million of unrecognized stock-based compensation expense, of which $14.1 million is related to stock options and ESPP shares and $55.7 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of June 30, 2017 will be amortized over a weighted-average period of 2.7 years. The total unrecognized stock-based compensation expense related to RSUs as of June 30, 2017 will be amortized over a weighted-average period of 2.6 years.

9. Common Stock Repurchase Program

Our Board of Directors has approved programs for us to repurchase shares of our common stock. In April 2017, our Board of Directors authorized a share repurchase program (“2017 Program”) for us to repurchase up to $50.0 million of the Company’s common stock. The 2017 Program has a one year duration beginning on May 5, 2017. Stock repurchases may be made from time-to-time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company may suspend, modify or terminate this repurchase program at any time without prior notice. During the three and six months ended June 30, 2017, the Company did not repurchase any shares of its common stock. As of June 30, 2017, $50.0 million remains available for future share repurchases under the 2017 Program.

10. Income Taxes

The Company recorded an income tax provision of $0.3 million and $0.2 million during the three and six months ended June 30, 2017, respectively, and an income tax provision of $0.1 million during the three and six months ended June 30, 2016, respectively. The increase in income tax provision for the three and six months ended June 30, 2017, as compared to the comparable periods in 2016, was primarily attributable to a net decrease in foreign tax benefit and amortization of tax deductible goodwill from prior year acquisitions. The income tax provision for the three and six months ended June 30, 2016 was primarily attributable to a net increase in deferred tax liabilities associated with the change in fair value of contingent consideration related to an acquisition and a decrease in foreign income taxed at non-US tax rates.

11. Net Loss Per Share

The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(5,758)	$(3,506)	$(8,432)	$(11,701)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	88,985	83,186	88,242	82,852

Net loss per share, basic and diluted	$(0.06)	$(0.04)	$(0.10)	$(0.14)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Six Months Ended June 30,
	2017	2016
Stock options and ESPP	7,948	9,119
Restricted stock units	5,782	6,443
Shares held in escrow	2,000	—
	15,730	15,562

12. Commitments and Contingencies

Leases

As of June 30, 2017, the Company’s minimum payments under its non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2017, remaining six months	$2,319	$24
2018	4,778	42
2019	4,497	10
2020	2,170	—
2021	800	—
2022	820	—
2023 and thereafter	1,318	—
Total minimum payments	$16,702	$76

Less: Amount representing interest		3
Present value of capital lease obligations		73
Less: Current portion		45
Capital lease obligation, net of current portion		$28

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

Rent expense pursuant to all operating lease agreements was $1.1 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, and $2.2 million and $1.9 million during the six months ended June 30, 2017 and 2016, respectively.

Purchase Obligations

The Company has unconditional purchase commitments which expire through 2034 in the amount of $6.5 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which it uses for sales and marketing purposes.

The Company also has unconditional purchase commitments, primarily related to software license fees and marketing services, of $6.1 million as of June 30, 2017.

Promissory Note

In January 2017, the Company entered into a promissory note agreement with a lender to finance the purchase of computer equipment for $0.8 million to be paid in quarterly installments over three years. As of June 30, 2017, the Company had a remaining balance of $0.8 million under the agreement, which is included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for claims as of June 30, 2017 and December 31, 2016. The Company expenses legal fees in the period in which they are incurred.

13. Employee Benefit Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests fully over four years of continuous employment. The Company’s matching contribution expense was $0.3 million and $0.4 million during the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $1.0 million during the six months ended June 30, 2017 and 2016, respectively.

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

We generate media revenue through the placement of online advertisements from CPGs and retailers that are displayed on our websites and mobile apps, as well as those of our publishers, retailers and other third parties. We also generate media revenue by leveraging our verified buyer audience reach and proprietary data to serve targeted media and measurement across the web, and mobile. We generally pay a distribution fee to select retailers or publishers when certain shopper data is used to conduct targeted media campaigns.

Seasonality

Some of the Company’s products experience seasonal sales and buying patterns mirroring those in the CPG, retail, and e-commerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of the Company’s fiscal year. We believe that this seasonality pattern has affected, and will continue to affect, our business and the associated revenues during the first half and second half of our fiscal year. We recognized 53%, 53% and 52% of our annual revenue during the second half of 2016, 2015 and 2014, respectively.

Second Quarter 2017 Overview

Quarterly revenues of $74.5 million in the second quarter of 2017 increased by $7.3 million, or 11%, from revenues of $67.2 million in the same period in 2016. Our net loss of $5.8 million in the second quarter of 2017 increased by $2.3 million, as compared to the net loss of $3.5 million in the same period in 2016. The year over year increase in our quarterly revenues primarily related to increased revenues from digital promotions driven by the continued growth of Retailer iQ. The increase in our net loss in the second quarter of 2017, as compared to the same period in 2016, was primarily the result of the change in fair value of escrowed shares, an increase in cost of revenues due to the increase in distribution fees paid to retailers, and an increase in certain acquisition related costs related to the Crisp acquisition and restructuring costs primarily related to severance for the impacted employees, partially offset by a reduction in sales and marketing expense and benefit from the growth in revenues from digital promotions. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.

Our operating expenses may increase in the future as we continue to (1) invest in (i) research and development to enhance our platform and investments in newer product offerings including Quotient Insights; (ii) sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers; and, (iii) corporate infrastructure; (2) incur additional general and administrative expenses associated with being a public company, including increased legal and accounting expenses, and compliance costs associated with the Sarbanes-Oxley Act; (3) amortize expenses related to intangibles assets associated with a services and data agreement and other strategic acquisitions; and (4) remeasure the fair value of shares held in escrow until released and changes in fair value of contingent consideration over the earnout periods.

Non-GAAP Financial Measure and Key Operating Metrics

Adjusted Earnings Before Income Taxes, Depreciation and Amortization (Adjusted EBITDA), a non-GAAP financial measure, is a key metric used by our management and our Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short and long-term operational plans, and to determine bonus payouts. In particular, we believe that the exclusion of certain income and expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, Adjusted EBITDA is a key financial metric used by the compensation committee of our board of directors in connection with the determination of compensation for our executive officers. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest, income taxes, other income (expense), net, change in fair value of escrowed shares and contingent consideration, net, charges related to Enterprise Resource Planning (“ERP”) software implementation costs, certain acquisition related costs and restructuring charges.

We define a “transaction” as any action that generates revenue, directly or indirectly, including per item transaction fees, set up fees, volume-based fixed fees and revenue sharing. Transactions continue to exclude retailer offers that generate no direct revenue. Transactions indirectly generate revenue when the action is not paid for on a per item basis, but is part of an agreement which generates revenue for offer services; for example, transactions after a fixed fee cap has been reached would be included in our definition. This definition of transaction does not impact the number of transactions reported in prior filings. While the number of transactions on our platform has been an important indicator of our ability to grow our revenues historically, as our business continues to evolve with the shift to digital paperless and we experiment with different pricing models to monetize transactions, we believe transaction volume on our platform can become a less predictive indicator of future operating performance.

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(5,758)	$(3,506)	$(8,432)	$(11,701)
Adjusted EBITDA	12,952	8,057	20,629	12,352
Transactions	793,238	534,854	1,588,508	1,072,039

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
•

Adjusted EBITDA also does not include the effects of charges related to ERP software implementation costs, change in fair value of escrowed shares and contingent consideration, net, other income (expense), net, income taxes, certain acquisition related costs and restructuring charges, and;

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(5,758)	$(3,506)	$(8,432)	$(11,701)
Adjustments:
Stock-based compensation	8,066	7,309	15,822	14,919
Depreciation, amortization and other(1)	6,608	4,980	12,012	10,108
Change in fair value of escrowed shares and contingent consideration, net	3,900	(966)	1,315	(1,068)
Other income (expense), net	(134)	172	(261)	(20)
Provision for income taxes	270	68	173	114
Total adjustments	$18,710	$11,563	$29,061	$24,053

Adjusted EBITDA	$12,952	$8,057	$20,629	$12,352

(1)

For the three and six months ended June 30, 2017, Other includes ERP software implementation costs of $0.4 million and $0.6 million, respectively, certain acquisition related costs of $0.8 million and $1.5 million, respectively, and restructuring charges of $1.3 million. Acquisition related costs primarily represent diligence, accounting, and legal expenses incurred related to the Crisp acquisition and restructuring charges relates to severance for impacted employees which we generally would not have otherwise incurred in the periods presented as part of our ongoing operations.

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

Factors Affecting Our Performance

Obtaining high quality coupons and increasing the number of CPG-authorized activations.    Our ability to grow revenue will depend upon our ability to shift more dollars to our platform from our CPG customers, continue to obtain high quality coupons and increase the number of CPG-authorized activations available through our platform. If we are unable to do these, growth in our revenue will be adversely affected.

Increasing revenue from CPGs on our platform.    Our ability to grow our revenue in the future depends upon our ability to continue to increase revenues from existing CPGs on our platform through national brand coupons, targeted media and measurement, trade promotions, and increasing the number of brands that are using our platform within each CPG. As CPGs spend more on our platform, volume discounts that we offer to our existing CPGs may slow our revenue growth or reduce our revenues on a per transaction basis.

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

Ability to scale Retailer iQ and further integrate with Retailers.    Our ability to grow our revenues will depend upon our ability to continue to successfully implement and scale Retailer iQ among retailers. If we are unable to continue to successfully implement Retailer iQ, or if the implementation or marketing of Retailer iQ is delayed or it is not adopted and supported with sufficient resources by retailers, the growth in our revenues will be adversely affected. Our ability to grow our revenue in the future is also dependent upon our ability to further integrate digital promotions and media into retailers’ loyalty or point of sale systems and other channels so that CPGs and retailers can more effectively engage consumers and drive their own sales.

Growth of our consumer selection and digital offerings.    Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Retailer iQ, Quotient Media Exchange or QMX, mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail, including coupon codes, leverage our reach to consumers and the strength of our platform to broaden the selection and use of digital coupons by consumers, manage the transition from digital print coupons to digital paperless coupons as well as the transition from desktop to mobile platforms, and invest in emerging solutions around our data and analytic capabilities, referred to as Quotient Insights, for CPGs and retailers.

International Growth and Acquisitions.    Our ability to grow our revenues will also depend on our ability to grow our operations and offerings in existing international markets and expand our business through selective acquisitions, similar to our acquisition of Crisp and Shopmium, and their integration with the core business of the company.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2017		2016		2017		2016
Revenues	$74,493	100.0%	$67,247	100.0%	$147,072	100.0%	$133,298	100.0%
Cost of revenues	30,021	40.3%	25,162	37.4%	59,233	40.3%	50,374	37.8%
Gross profit	44,472	59.7%	42,085	62.6%	87,839	59.7%	82,924	62.2%
Operating expenses:
Sales and marketing	21,617	29.0%	22,741	33.8%	45,454	30.9%	47,241	35.4%
Research and development	12,774	17.1%	12,473	18.5%	25,894	17.6%	26,005	19.5%
General and administrative	11,803	15.8%	11,103	16.5%	23,696	16.1%	22,353	16.8%
Change in fair value of escrowed shares and contingent consideration, net	3,900	5.2%	(966)	(1.4)%	1,315	0.9%	(1,068)	(0.8)%
Total operating expenses	50,094	67.2%	45,351	67.4%	96,359	65.5%	94,531	70.9%
Loss from operations	(5,622)	(7.5)%	(3,266)	(4.8)%	(8,520)	(5.8)%	(11,607)	(8.7)%
Other income (expense), net	134	0.2%	(172)	(0.3)%	261	0.2%	20	(—)%
Loss before income taxes	(5,488)	(7.3)%	(3,438)	(5.1)%	(8,259)	(5.6)%	(11,587)	(8.7)%
Provision for income taxes	270	0.4%	68	0.1%	173	0.1%	114	0.1%
Net loss	$(5,758)	(7.7)%	$(3,506)	(5.2)%	$(8,432)	(5.7)%	$(11,701)	(8.8)%

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues	$74,493	$67,247	$7,246	11%	$147,072	$133,298	$13,774	10%

Revenues for the three months ended June 30, 2017 increased by $7.3 million, or 11%, as compared to the same period in 2016. The increase was due to revenue growth in digital promotions driven by the continued growth of Retailer iQ transactions. Revenues from digital promotion transactions and digital media campaigns were 78% and 22%, respectively, of total revenues for the three months ended June 30, 2017, as compared to 76% and 24%, respectively, of total revenues during the same period in 2016. Transactions during the three months ended June 30, 2017 were 793.2 million as compared to 534.9 million during the same period in 2016.

Revenues for the six months ended June 30, 2017 increased $13.8 million, or 10%, as compared to the same period in 2016. The increase was due to growth in digital promotions driven by the continued growth of Retailer iQ transactions. Revenues from digital promotion transactions and digital media campaigns were 79% and 21%, respectively, of total revenues for the six months ended June 30, 2017, as compared to 76% and 24%, respectively, of total revenues during the same period in 2016. Transactions during the six months ended June 30, 2017 were 1.6 billion as compared to 1.1 billion during the same period in 2016.

We expect revenue growth in 2017 from deployments of Retailer iQ and the anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues	$30,021	$25,162	$4,859	19%	$59,233	$50,374	$8,859	18%
Gross profit	$44,472	$42,085	$2,387	6%	$87,839	$82,924	$4,915	6%
Gross margin	60%	63%			60%	62%

Cost of revenues for the three months ended June 30, 2017 increased by $4.9 million, or 19%, as compared to the same period in 2016. The quarter over quarter increase was primarily due to higher distribution fees of $4.7 million attributable to a greater number of Retailer iQ transactions completed through our platform, an increase in amortization expense of $1.5 million related to certain exclusive rights acquired under a services and data agreement, an increase in other revenue related expenses of $1.2 million, and an increase in restructuring charges of $0.2 million primarily related to severance for the impacted employees, partially offset by a decrease in amortization expense of $2.7 million associated with our Retailer iQ platform.

Cost of revenues for the six months ended June 30, 2017 increased by $8.9 million, or 18%, as compared to the same period in 2016. The year over year increase was primarily was primarily due to higher distribution fees of $9.5 million, an increase in amortization expense of $3.0 million related to a services and data agreement, an increase in other revenue related expenses of $0.9 million, and an increase in restructuring charges of $0.2 million primarily related to severance for the impacted employees, partially offset by a decrease in amortization expense of $4.7 million associated with our Retailer iQ platform.

Gross margin for the three and six months ended June 30, 2017 decreased to 60%, as compared to 63% and 62%, respectively, during the same periods in 2016, primarily due to an increase in distribution fees resulting from a greater number of Retailer iQ transactions completed through our platform, attributable to an increase in digital promotion revenues and revenue mix, partially offset by the benefit from leveraging fixed costs.

We expect the costs associated with distribution and third-party service fees, to continue to increase in the future as we continue to expand and scale our distribution network and reach, and to pursue opportunities to expand our business through selective acquisitions.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales and marketing	$21,617	$22,741	$(1,124)	(5)%	$45,454	$47,241	$(1,787)	(4)%
Percent of revenues	29%	34%			31%	35%

Sales and marketing expenses for the three months ended June 30, 2017 decreased by $1.1 million, or 5%, as compared to the same period in 2016. The decrease was primarily due to a reduction in promotional and advertising costs of $1.0 million resulting from our expense management efforts, and a decrease in salaries and related expenses of $0.7 million, partially offset by an increase in restructuring costs of $0.4 million primarily related to severance for the impacted employees, and an increase in stock-based compensation of $0.2 million.

Sales and marketing expenses for the six months ended June 30, 2017 decreased by $1.8 million, or 4%, as compared to the same period in 2016. The decrease was primarily due to a reduction in promotional and advertising costs of $1.1 million and a decrease in salaries and related expenses of $1.0 million, and a decrease in stock-based compensation of $0.1 million, partially offset by an increase in restructuring costs of $0.4 million primarily related to severance for the impacted employees.

We will continue to invest in sales and marketing in order to support our growth and business objectives, while continuing to optimize our investment in promotional and advertising activities.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$12,774	$12,473	$301	2%	$25,894	$26,005	$(111)	(0)%
Percent of revenues	17%	19%			18%	20%

Research and development expenses for the three months ended June 30, 2017 increased by $0.3 million, or 2%, as compared to the same period in 2016. The increase was primarily due to an increase in research and development support activities of $1.1 million, an increase in restructuring costs of $0.4 million primarily related to severance for the impacted employees, and an increase in stock-based compensation expense of $0.3 million, partially offset by the capitalization of Quotient Insights software development costs of $1.1 million, and a decrease in salaries and related expenses of $0.4 million.

Research and development expenses for the six months ended June 30, 2017 decreased by $0.1 million, as compared to the same period in 2016. The decrease was primarily due to the capitalization of Quotient Insights software development costs of $2.1 million and a decrease in salaries and related expenses of $0.7 million, partially offset by an increase in research and development support activities of $2.2 million, an increase in restructuring costs of $0.4 million primarily related to severance for the impacted employees, and an increase in stock-based compensation expense of $0.1 million.

We believe that continued investment in technology is critical to attaining our strategic objectives. Our investment in research and development will be balanced with our continued operational and cost optimization efforts, as it provides us with the ability to invest in strategic areas, while managing growth in future periods.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
General and administrative	$11,803	$11,103	$700	6%	$23,696	$22,353	$1,343	6%
Percent of revenues	16%	17%			16%	17%

General and administrative expenses for the three months ended June 30, 2017 increased by $0.7 million, or 6%, as compared to the same period in 2016. The increase was primarily due to an increase in certain acquisition related fees of $0.8 million related to the Crisp acquisition, an increase in Enterprise Resource software implementation costs of $0.4 million, an increase in restructuring costs of $0.2 million primarily related to severance for the impacted employees, and an increase in stock-based compensation expense of $0.3 million, partially offset by a decrease in third party consultation services of $0.7 million, and a decrease in fixed assets depreciation expense of $0.3 million.

General and administrative expenses for the six months ended June 30, 2017 increased by $1.3 million, or 6%, as compared to the same period in 2016. The increase was primarily due to an increase in stock-based compensation expense of $0.9 million, an increase in certain acquisition related fees of $1.5 million related to the Crisp acquisition, an increase in Enterprise Resource software implementation costs of $0.6 million, and an increase in restructuring costs of $0.3 million primarily related to severance for the impacted employees, partially offset by a decrease in third party consultation services of $1.6 million, a decrease in fixed assets depreciation expense of $0.3 million, and a decrease in salaries and related expenses of $0.1 million.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting expenses, and compliance costs associated with the Sarbanes-Oxley Act.

Change in Fair Value of Escrowed Shares and Contingent Consideration

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$3,900	$(966)	$4,866	(504)%	$1,315	$(1,068)	$2,383	(223)%
Percent of revenues	5%	(1)%			1%	(1)%

For the three and six months ended June 30, 2017, we recorded losses of $3.9 million and $1.3 million, respectively, due to the changes in fair value of escrowed shares and contingent consideration. During the three months ended June 30, 2017, we recorded a loss of $3.9 million due to the increase in fair value of certain escrowed shares resulting from the increase in the Company’s stock price. During the six months ended June 30, 2017, we recorded a loss of $1.5 million due to the increase in fair value of certain escrowed shares resulting from the increase in the Company’s stock price and a gain of $0.2 million due to the change in fair value of the Shopmium contingent consideration related to a decline in expected revenue and profit milestones for the year ending December 31, 2017.

For the three and six months ended June 30, 2016, we recorded gains of $1.0 million and $1.1 million, respectively, due to the changes in fair value of contingent consideration related to prior acquisitions. During the three months ended

June 30, 2016, we recorded a gain of $1.0 million due to the change in fair value of the Shopmium contingent consideration related to a decline in expected revenue and profit milestones for the years ending December 31, 2016 and 2017. During the six months ended June 30, 2016, we recorded a gain of $0.7 million due to the change in fair value of Shopmium contingent consideration and a gain of $0.4 million due to the change in fair value of Eckim contingent consideration related to a decrease in the Company’s stock price when the Company and the sellers of Eckim agreed on the performance against the milestones and when the shares were issued during the three months ended June 30, 2016.

We expect that the change in fair value of escrowed shares and contingent consideration will fluctuate as we continue to remeasure the fair values of shares held in escrow until they are released and contingent consideration is remeasured over the earnout periods.

Non-Operating Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other income (expense), net	$134	$(172)	$306	(178)%	$261	$20	$241	1,205%

The change in other income (expense), net during the three and six months ended June 30, 2017 as compared to the same period in 2016 is due to interest income earned on short-term certificate of deposits, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.

Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Provision for income taxes	$270	$68	$202	297%	$173	$114	$59	52%

The increase in income tax provision of $0.3 million and $0.2 million during the three and six months ended June 30, 2017, respectively, as compared to the comparable periods in 2016, was primarily attributable to a net decrease in foreign tax benefit and amortization of tax deductible goodwill from prior year acquisitions. The income tax provision of $0.1 million during the three and six months ended June 30, 2016, was primarily attributable to the net increase in deferred tax liabilities associated with the change in fair value of contingent consideration related to an acquisition and a decrease in foreign income taxed at non-US tax rates.

Liquidity and Capital Resources

As of June 30, 2017, we had $135.4 million in cash and cash equivalents and $34.6 million in short-term investments, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of money market funds and certificate of deposits. As of June 30, 2017, $2.3 million of cash was held by our foreign subsidiaries. We do not presently anticipate a need to repatriate these funds for use in our domestic operations, but if we were to do so, any such repatriated cash and cash equivalents could be subject to U.S. income taxes, less any previously paid foreign income taxes.

In the near term, although we intend to continue to manage our operating expenses in line with our existing cash and available financial resources, we anticipate we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth and the costs associated with being a public company. As a public company, we have incurred and expect to continue to incur significant legal, accounting, regulatory compliance and other costs that we did not incur in the periods prior to our IPO with higher increases in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting expenses, and compliance costs associated with the Sarbanes-Oxley Act. In addition, we may use cash to fund acquisitions or invest in other business, repurchase the Company’s common stock under the publicly announced share repurchase program or incur capital expenditures including leasehold improvements or technologies.

Our Board of Directors has approved programs for us to repurchase shares of our common stock. In April 2017, our Board of Directors authorized a share repurchase program (“2017 Program”) for us to repurchase up to $50.0 million of the Company’s common stock. The 2017 Program has a one year duration beginning on May 5, 2017. Stock repurchases may be made from time-to-time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company may suspend, modify or terminate this repurchase program at any time without prior notice. During the three and six months ended June 30, 2017, the Company did not repurchase any shares of its common stock. As of June 30, 2017, $50.0 million remains available for future share repurchases under the 2017 Program.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$15,269	$4,985
Net cash provided by (used in) investing activities	10,377	(3,529)
Net cash provided by (used in) financing activities	3,556	(4,982)
Effects of exchange rates on cash	18	3
Net increase (decrease) in cash and cash equivalents	$29,220	$(3,523)

Operating Activities

Cash provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash provided by (used in) operating activities has typically been due to our net losses and to changes in our operating assets and liabilities.

During the six months ended June 30, 2017, net cash provided by operating activities of $15.3 million, reflects our net loss of $8.4 million adjusted for net non-cash expenses of $25.5 million, partially offset by cash used as a result of changes in working capital of $1.8 million. Non-cash expenses included depreciation and amortization, stock-based compensation, recovery from allowance for doubtful accounts, change in the fair value of escrowed shares and contingent consideration, net, and deferred income taxes. The uses of cash from the net change in working capital items included, most notably a decrease in accrued compensation and benefits of $2.4 million related to the payout of annual bonuses, an increase in prepaid and other current assets of $2.1 million related to prepaid subscription and support fees, and a decrease in accounts payable and other current liabilities of $0.5 million due to the timing of payments, partially offset by a decrease in accounts receivable of $2.1 million due to improved collections, and an increase in deferred revenues of $1.1 million.

During the six months ended June 30, 2016, net cash provided by operating activities was $5.0 million, reflecting our net loss of $11.7 million adjusted for net non-cash expenses of $24.4 million, partially offset by cash used as a result of changes in working capital of $7.8 million. Non-cash expenses included depreciation and amortization, stock-based compensation, loss on disposal of property and equipment, recovery from allowance for doubtful accounts, deferred income taxes and change in the fair value of the contingent consideration. The remaining use of cash was from the net change in working capital items, most notably a decrease in accrued compensation and benefits of $4.3 million, a decrease in accounts payable and other current liabilities of $3.4 million, and an increase in prepaid expenses and other assets of $1.6 million related to the timing of payments, and a decrease in deferred revenues of $0.2 million, offset by a decrease in accounts receivable of $1.8 million due to improved collections.

Investing Activities

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

During the six months ended June 30, 2017, net cash provided by investing activities of $10.4 million, primarily reflects the proceeds from maturities of certificates of deposits of $94.3 million, partially offset by purchases of certificates of deposits of $59.7 million, net cash consideration paid for the Crisp acquisition of $21.0 million, and purchases of property and equipment of $3.2 million, which includes capitalized software development costs related to Quotient Insights, and technology hardware and software.

During the six months ended June 30, 2016, net cash used in investing activities was $3.5 million, reflecting purchases of property and equipment, which includes technology hardware and software, and leasehold improvements to support our growth as well as capitalized development and enhancement costs related to Retailer iQ.

Financing Activities

During the six months ended June 30, 2017, net cash provided by financing activities of $3.6 million primarily reflects proceeds received from exercises of stock options under stock plans, net of shares withheld to cover the required payroll withholding taxes.

During the six months ended June 30, 2016, net cash used in financing activities was $11.0 million, which reflects repurchases of our common stock, partially offset by $6.1 million of proceeds received from exercises of stock options.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations and Commitments

Refer to Note 12 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three and six months ended June 30, 2017 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 16, 2017 with the SEC.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There were no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2017, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 16, 2017 with the SEC, except for Company electing to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment of $3.4 million recorded to accumulated deficit balance as of January 1, 2017.

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

During the three and six months ended June 30, 2017, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 16, 2017 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2017, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $19.5 million and $26.7 million in 2016 and 2015, respectively, and incurred net loss of $8.4 million for the six months ended June 30, 2017. We have an accumulated deficit of $250.2 million as of June 30, 2017. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

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

•	adapt to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending;
•	further integrate, grow and maintain our digital promotions, shopper marketing and media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	manage the transition from digital print coupons to digital paperless coupons;
•	develop and deploy our data solutions in support of Retailer iQ and QMX;
•	grow the number of CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;
•	grow and maintain our retailer network through direct and indirect partnerships;
•	expand the use by consumers of our newest digital promotion and media offerings and broaden the selection and use of digital coupons;
•	manage the shift from desktop to mobile devices;
•	innovate our product offerings to retain and grow our consumer base;
•	obtain and increase the number of high quality coupons;
•	grow the number of transactions across our platform;
•	expand the number, variety and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
•	develop and implement our media strategies including the integration of Crisp Media;
•	increase the awareness of our brands, and earn and build our reputation;
•	hire, integrate and retain talented personnel;
•	effectively manage scaling our operations; and
•	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully accomplish any of these actions. Failure to do so could harm our business and cause our operating results to suffer.

If we fail to attract and retain CPGs, retailers and publishers and expand our relationships with them, our revenues and business will be harmed.

The success of our business depends in part on our ability to increase our share of CPG spending on overall coupons and trade promotions, increase media spending on our platform, increase the number of brands that are using our platform within each CPG, increase adoption and scale of Retailer iQ, and development and deployment of Quotient Insights and QMX. It also depends on (i) our ability to further integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, (ii) our ability to obtain the right to distribute Retailer iQ digital promotions more broadly through our websites and mobile apps and those of our publishers, and (iii) our ability to obtain and maintain data license agreements with our retailer partners, and (iv) our retail partners’ commitment in promoting our digital solutions to their customers. In addition, we must acquire new CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment venues. If CPGs and retailers do not find that offering digital promotions and media on our platform enables them to reach consumers and sufficiently increase sales with the scale and effectiveness that is compelling to them, CPGs and retailers may not increase their distribution of digital promotions and media on our platform, or they may decrease them or stop offering them altogether, and new CPGs and retailers may decide not to use our platform.

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

As consumer demand for digital coupons has increased, promotion spending has shifted from traditional coupons through traditional channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital coupons will continue at the same rate and whether the growth of the digital promotions market will continue. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital coupons does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenues will require increasing the number of brands that are using our platform within each CPG and further integrating such digital promotions with Retailer iQ. If our projections regarding the adoption and usage of Retailer iQ by retailers, CPGs and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the success of Retailer iQ generally, including insufficient time, resources or funds committed by retailers to the implementation and promotion of Retailer iQ, a retailer’s decision to delay or forego launching or marketing Retailer iQ, our inability to obtain sufficient data rights to maximize the functionality of Retailer iQ, Quotient Insights, or QMX, our inability to monetize enhanced Retailer iQ functionality, and our inability to efficiently integrate Retailer iQ with a retailer’s system. Even if we are successful in driving the adoption and usage of Retailer iQ by retailers, CPGs and consumers, if Retailer iQ fee arrangements or transaction volumes, or the mix of offers, change or do not meet our projections, our revenues may be harmed. We expect that the market will evolve in ways which may be difficult to predict. It is also possible that digital coupon offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers, including through continued innovation and implementation of new initiatives associated with the digital coupons. For example, if consumer demand for our software-free print solution or our new mobile application does not grow as we expect, our business may be harmed. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted. For example, we are seeing a shift from digital paper coupons to digital paperless coupons. Our revenues may be harmed if we are unable to manage this transition and the growth of digital paperless coupons is slower than the decline in digital print coupons.

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

•	our ability to successfully respond to changes in the digital promotions and media market and continue to grow the market and demand for our platform;
•	our ability to grow consumer selection and use of our digital promotion offerings and attract new consumers to our platform;
•	the amount and timing of digital promotions and marketing campaigns by CPGs, which are affected by budget cycles, economic conditions, seasonality and other factors;
•	the impact of global business or macroeconomic conditions, including the resulting effects on the level of coupon and trade promotion spending by CPGs and spending by consumers;
•	the impact of competitors or competitive products and services, and our ability to compete in the digital promotions market;
•	our ability to obtain and increase the number of high quality coupons;
•	changes in consumer behavior with respect to digital promotions and how consumers access digital coupons and our ability to develop applications that are widely accepted and generate revenues;
•	the costs of investing, maintaining and enhancing our technology infrastructure;
•	the costs of developing new products and solutions and enhancements to our platform;
•	our ability to manage our growth, including scaling Retailer iQ, developing and deploying Quotient Insights, and growing QMX;
•	the success of our sales and marketing efforts;
•	the costs of acquiring new companies which we anticipate will help us grow our business;
•	the costs of successfully integrating acquired companies and employees into our operations, including cost related to the integration of Crisp Media;
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

When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, certain prepaid distribution fees with some of the retailers will not be recoverable and the distribution fee will increase as a percentage of revenue. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. At June 30, 2017 we had no prepaid non-refundable payments with our Retailer iQ partners. At December 31, 2016, we had $0.2 million prepaid non-refundable payments with some of our Retailer iQ partners.

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

Our gross margins are dependent on many factors, some of which are not directly controlled by the Company.

These factors include:

•	Significant variations in our gross margin among products. Any substantial change in product mix could change our gross margin,
•	As we continue to scale customers to our Retailer IQ we will continue to experiment with various fee arrangements (including volume based fees) which might have an impact on our gross margins; and
•	Pricing and acceptance of higher-margin new products.

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

Our use of and reliance on international research and development resources and operations may expose us to unanticipated costs or events

We have research and development centers in India and France.  We expect to increase our headcount, development, and operations activity in India. There is no assurance that our reliance upon international research and development resources and operations will enable us to achieve our research and development and operational goals or greater resource efficiency. Further, our international research and development and operations efforts involve significant risks, including:

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 92,193,287 shares of common stock outstanding as of June 30, 2017, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 49% of our outstanding common stock, based on the number of shares outstanding as of June 30, 2017. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In April of 2017, our board of directors approved a share repurchase program pursuant to which we are authorized to repurchase shares of our stock having an aggregate value of up to $50.0 million. From January 1, 2015 through June 30, 2017, we repurchased $34.5 million in stock under our total authorized amounts under previously approved share purchase programs. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2017	—	$—	—	$50,000,000
May 1 - 31, 2017	—	—	—	50,000,000
June 1 - 30, 2017	—	—	—	50,000,000
Total	—	$—	—	$50,000,000

(1)

In April 2017, the Company’s board of directors authorized the 2017 Program to repurchase up to $50.0 million of the Company’s common stock through April 2018. During the three and six months ended June 30, 2017, the Company did not repurchase any shares of its common stock. As of June 30, 2017, $50.0 million remains available for future share repurchases under the 2017 Program.

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

QUOTIENT TECHNOLOGY INC.

Dated: August 4, 2017	By:	/s/ Steven R. Boal
Steven R. Boal
Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2017	By:	/s/ Ronald J. Fior
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
10.1

Agreement and Plan of Merger By and Among Quotient Technology Inc, Carrot Merger Sub, Inc., Crisp Media, Inc., and Shareholder Representative Services LLC, as Securityholder Representative, dated May 2, 2017.

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