Form 10-Q
period 2017-09-30
Quotient Technology Inc.
filed 2017-11-03
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the registrant had 92,784,396 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$158,664	$106,174
Short-term investments	24,607	69,172
Accounts receivable, net of allowance for doubtful accounts of $913 and $1,338 at September 30, 2017 and December 31, 2016, respectively	78,476	71,945
Prepaid expenses and other current assets	8,530	6,293
Total current assets	270,277	253,584
Property and equipment, net	15,638	16,376
Intangible assets, net	49,446	47,987
Goodwill	80,506	43,895
Other assets	936	914
Total assets	$416,803	$362,756
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,129	$4,968
Accrued compensation and benefits	11,811	13,202
Other current liabilities	28,839	20,864
Contingent consideration related to acquisitions	16,200	—
Deferred revenues	7,575	6,856
Total current liabilities	68,554	45,890
Other non-current liabilities	520	78
Deferred rent	1,922	2,285
Contingent consideration related to acquisitions	—	185
Deferred tax liabilities	2,466	2,569
Total liabilities	73,462	51,007
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 102,336,142 shares issued and 92,688,435 outstanding at September 30, 2017; 98,208,117 shares issued and 88,560,409 outstanding at December 31, 2016	1	1
Additional paid-in capital	701,679	647,474
Treasury stock, at cost	(96,574)	(96,574)
Accumulated other comprehensive loss	(721)	(748)
Accumulated deficit	(261,044)	(238,404)
Total stockholders’ equity	343,341	311,749
Total liabilities and stockholders’ equity	$416,803	$362,756

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$81,950	$66,470	$229,022	$199,768
Costs and expenses:
Cost of revenues	37,501	35,126	96,734	85,500
Sales and marketing	22,002	20,415	67,456	67,656
Research and development	12,255	12,414	38,149	38,419
General and administrative	11,702	10,041	35,398	32,394
Change in fair value of escrowed shares and contingent consideration, net	9,700	105	11,015	(963)
Total costs and expenses	93,160	78,101	248,752	223,006
Loss from operations	(11,210)	(11,631)	(19,730)	(23,238)
Other income (expense), net	276	398	537	418
Loss before income taxes	(10,934)	(11,233)	(19,193)	(22,820)
Provision for (benefit from) income taxes	(107)	79	66	193
Net loss	$(10,827)	$(11,312)	$(19,259)	$(23,013)
Net loss per share, basic and diluted	$(0.12)	$(0.13)	$(0.22)	$(0.28)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	90,492	84,732	89,000	83,484

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(10,827)	$(11,312)	$(19,259)	$(23,013)
Other comprehensive income:
Foreign currency translation adjustments	(21)	3	27	9
Comprehensive loss	$(10,848)	$(11,309)	$(19,232)	$(23,004)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(19,259)	$(23,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,280	16,252
Stock-based compensation	24,302	21,647
Loss on disposal of property and equipment	—	245
Allowance for doubtful accounts	(548)	237
Deferred income taxes	66	193
One-time charge for certain distribution fees	—	7,435
Change in fair value of escrowed shares and contingent consideration, net	11,015	(963)
Changes in operating assets and liabilities:
Accounts receivable	(1,776)	(3,970)
Prepaid expenses and other current assets	(2,231)	(596)
Accounts payable and other current liabilities	5,882	(3,720)
Accrued compensation and benefits	(1,454)	(5,180)
Deferred revenues	718	408
Net cash provided by operating activities	29,995	8,975

Cash flows from investing activities:
Purchases of property and equipment	(4,383)	(5,004)
Purchase of intangible assets	—	(63)
Acquisitions, net of cash acquired	(21,048)	—
Purchases of short-term investments	(64,685)	(69,116)
Proceeds from maturities of short-term investment	109,250	25,000
Net cash provided by (used in) investing activities	19,134	(49,183)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	5,880	9,613
Payments for taxes related to net share settlement of equity awards	(2,326)	—
Repurchases of common stock	—	(11,819)
Principal payments on promissory note and capital lease obligations	(161)	(38)
Net cash provided by (used in) financing activities	3,393	(2,244)
Effect of exchange rates on cash and cash equivalents	(32)	1
Net increase (decrease) in cash and cash equivalents	52,490	(42,451)
Cash and cash equivalents at beginning of period	106,174	134,947
Cash and cash equivalents at end of period	$158,664	$92,496

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$113	$94
Cash paid for interest	20	3

Supplemental disclosures of noncash investing and financing activities:
Fair value of common stock issued in connection with a services and data agreement	—	39,570
Issuance of shares related to Crisp acquisition	12,957	—
Fixed asset purchases not yet paid	461	1,163
Computer equipment acquired under promissory note	819	—
Property and equipment acquired under capital lease	$31	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Quotient Technology Inc. (“Quotient” or, the “Company”), is a provider of an industry leading digital platform that enables consumer packaged goods (“CPG”) brands and retailers to engage shoppers through personalized and targeted promotions and media. Through our platform, CPGs and retailers are able to use online and in-store point-of-sale (POS) shopper data and analytics to drive sales with improved efficiency, as compared to traditional offline promotional and advertising vehicles.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). In addition, the FASB issued subsequent ASUs, which serve to clarify certain aspects of ASU 2014-09. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the standard requires reporting companies to also disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to delay the effective date of this amendment by one year, accordingly, the Company is required to adopt the amendments in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but not before the original effective date of the amendment, which was the first quarter of 2017.

The Company is continuing to evaluate the overall impact of the new standard on its accounting policies, processes, system requirements, and internal controls over financial reporting. In addition to internal resources, the Company engaged third-party service providers to assist with the evaluation. The Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. The Company currently anticipates adopting the standard using the modified retrospective method. While the Company is still in the process of completing its analysis on the impact the guidance will have on its consolidated financial statements, related disclosures, and internal controls over financial reporting, it does not expect the impact to be material.

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

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$25,068	—	—	$25,068
Certificate of deposit	—	35,092	—	35,092
Short-Term investments:
Certificate of deposit	—	24,607	—	24,607
Total	$25,068	$59,699	$—	$84,767
Liabilities:
Contingent consideration related to Crisp acquisition (1)	—	—	16,200	16,200
Contingent consideration related to Shopmium acquisition (1)	—	—	—	—
Total	$—	$—	$16,200	$16,200

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Short-Term investments:
Certificate of deposit	—	69,172	—	69,172
Total	$—	$69,172	$—	$69,172
Liabilities:
Contingent consideration related to Shopmium acquisition (1)	—	—	185	185
Total	$—	$—	$185	$185

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

The fair value of contingent consideration related to the acquisition of Shopmium S.A. (“Shopmium”) was estimated using a Monte Carlo simulation and was based on significant inputs not observable in the market, thus classified as a Level 3 instrument. The inputs include the expected achievement of certain revenue and profit milestones for the years ending December 31, 2016 and 2017, historical volatility and risk-free interest rate.

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Shopmium	Crisp	Shopmium	Crisp
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$—	$14,800	$185	$—
Addition related to acquisition	—	—	—	14,800
Change in fair value	—	1,400	(185)	1,400
Balance as of September 30, 2017	$—	$16,200	$—	$16,200

For the three and nine months ended September 30, 2017, the Company recorded losses of $1.4 million and $1.2 million, respectively, related to the changes in fair value of contingent consideration. The change in fair value of Shopmium contingent consideration is due to a decline in expected revenue and profit milestones for the years ending December 31, 2016 and 2017. The change in fair value of Crisp contingent consideration is due to an increase in expected achievement of certain financial metrics over the contingent consideration period. The changes in the fair value of the contingent consideration are included as a component of operations in the accompanying condensed consolidated statements of operations.

There were no transfers between fair value hierarchies during the three and nine months ended September 30, 2017 and 2016.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at the beginning of period	$1,035	$883	$1,338	$833
Additions related to Crisp acquisition	—	—	229	—
Bad debt expense (recovery)	(51)	86	(548)	237
Write-offs, net	(71)	(38)	(106)	(139)
Balance at the end of period	$913	$931	$913	$931

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Software	$32,803	$32,286
Computer equipment	24,133	22,664
Leasehold improvements	8,187	8,141
Furniture and fixtures	2,354	2,296
Total	67,477	65,387
Accumulated depreciation and amortization	(55,493)	(50,249)
Projects in process	3,654	1,238
Property and equipment, net	$15,638	$16,376

Depreciation and amortization expense related to property and equipment was $1.6 million and $4.1 million for the three months ended September 30, 2017 and 2016, respectively, and $5.3 million and $12.0 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company capitalized internal use software development and enhancement costs of $1.0 million and $0.3 million during the three months ended September 30, 2017 and 2016, respectively, and $3.1 million and $0.4 million during the nine months ended September 30, 2017 and 2016, respectively. During the three and nine months ended September 30, 2017, the Company had zero and $0.6 million in amortization expense related to internal use software, included in property and equipment depreciation and amortization expense above, and recorded as cost of revenues, as compared to $2.6 million and $7.9 million, respectively, during the comparable period of 2016. The unamortized capitalized development and enhancement costs were $3.7 million and $1.2 million as of September 30, 2017 and December 31, 2016, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Bonus	$5,164	$5,985
Commissions	2,549	3,572
Vacation	1,380	1,916
Payroll and related expenses	2,718	1,729
Accrued compensation and benefits	$11,811	$13,202

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Distribution fees	$16,633	$12,463
Marketing expenses	1,915	3,383
Prefunded Liability	1,890	1,345
Traffic Acquisition Cost	1,747	—
Other	6,654	3,673
Other current liabilities	$28,839	$20,864

6. Acquisitions

On May 31, 2017, the Company acquired all the outstanding shares of Crisp, a mobile marketing and advertising company, delivering shopper marketing media campaigns for CPGs and retailers. Crisp’s mobile media expertise complements Quotient’s proprietary shopper data, retail network and existing promotions and media offerings.

The total preliminary acquisition consideration of $51.9 million consisted of $24.1 million in cash, 1,177,927 shares of the Company’s common stock with a fair value of $13.0 million or $11.00 per share, and contingent consideration of up to $24.5 million payable in cash with a fair value of $14.8 million. The contingent consideration payout is based on Crisp achieving certain financial metrics over a period of one year after closing and is payable within 105 days after May 31, 2018. At the date of acquisition, the contingent consideration’s fair value of $14.8 million was determined by using an option pricing method. Fair value of contingent consideration is remeasured every reporting period. Refer to Note 3 for the fair value of contingent consideration at September 30, 2017.

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

The following table summarizes the preliminary acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	(1) Acquisition Related Expenses
Crisp	$51,904	$5,893	$9,400	$36,611	Not Deductible	$1,504

(1)	Expensed as general and administrative

The following sets forth each component of identifiable intangible assets acquired in connection with the Crisp acquisition (in thousands):

	Crisp	Estimated Useful Life (in Years)
Developed technologies	$5,000	4.0
Customer relationships	2,800	7.0
Trade names	1,600	4.0
Total identifiable intangible assets	$9,400

7. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2017
	Gross	Accumulated Amortization	Foreign Currency Translation	Net	Weighted Average Amortization Period (Years)
Promotion service rights	$22,492	$(3,497)	$—	$18,995	6.3
Data access rights	10,801	(2,192)	—	8,609	4.6
Customer relationships	11,660	(6,069)	(36)	5,555	4.4
Developed technologies	12,187	(4,268)	(89)	7,830	3.2
Media service rights	6,383	(1,295)	—	5,088	4.6
Domain names	5,949	(4,525)	(9)	1,415	1.5
Trade names	1,767	(302)	1	1,466	3.7
Patents	975	(757)	—	218	4.8
Vendor relationships	890	(834)	—	56	0.3
Registered users	420	(195)	(11)	214	2.5
	$73,524	$(23,934)	$(144)	$49,446	4.9

As of September 30, 2017, and December 31, 2016, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

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

Amortization expense related to intangible assets subject to amortization was $2.9 million and $2.1 million during the three months ended September 30, 2017 and 2016, respectively, and $7.9 million and $4.3 million during the nine months ended September 30, 2017 and 2016, respectively. Estimated future amortization expense related to intangible assets as of September 30, 2017 is as follows (in thousands):

Total
2017, remaining three months	$2,955
2018	11,467
2019	10,379
2020	8,962
2021	7,104
2022 and beyond	8,226
Total estimated amortization expense	$49,093

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

Stock Options

The fair value of each option was estimated on the date of grant for the period presented using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected life (in years)	6.25	6.08	5.50 - 6.25	2.50 - 6.08
Risk-free interest rate	1.98%	1.22%	1.87% - 2.14%	0.68% - 1.34%
Volatility	50%	55%	50%	55% - 70%
Dividend yield	—	—	—	—

The weighted-average grant-date fair value of options granted was $5.81 and $6.87 per share during the three months ended September 30, 2017 and 2016, respectively, and $6.33 and $5.25 per share during the nine months ended September 30, 2017 and 2016, respectively.

Restricted Stock Units

The fair value of restricted stock units (“RSUs”) equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

On September 28, 2017 (the “Grant Date”), the Company granted 128,205 performance-based RSUs (“PSU Award”), under the 2013 Equity Incentive Plan, to Mir Aamir, in connection with his promotion to President and Chief Executive Officer. The PSU Award represents the right to receive shares of the Company’s common stock upon meeting certain vesting conditions which were tied to achievement of certain Company stock price goals. The fair value of the PSU Award was measured using a Monte Carlo simulation. During the three months ended September 30, 2017, the expense recognized in the consolidated financial statements related to the PSU Award was insignificant. Subsequent to September 30, 2017, the Company modified the terms of the PSU Award to provide incentives based on targets that can be directly tied to the Company’s performance. Refer to Part II – Other Information, Item 5. for further details.

A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2016	3,424,730	5,504,084	$12.02	7,746,067	$8.83	6.12	$30,507
Increase in shares authorized	3,542,416	—	—	—	—	—	—
Options granted	(1,319,680)	—	—	1,319,680	$12.76	—	—
Options exercised	—	—	—	(1,262,802)	$4.01	—	$9,683
Options canceled or expired	184,359	—	—	(184,359)	$9.86	—	—
RSUs granted	(2,401,441)	2,401,441	$11.95	—	—	—	—
RSUs vested	—	(1,774,008)	$12.49	—	—	—	—
RSUs canceled or expired	684,840	(684,840)	$11.45	—	—	—	—
RSUs withheld for taxes	178,748	—	—	—	—	—	—
Balance as of September 30, 2017	4,293,972	5,446,677	$12.12	7,618,586	$10.29	6.41	$48,718
Vested and exercisable as of September 30, 2017				5,279,392	$9.80	5.33	$38,421

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options which vested was $1.5 million and $0.9 million during the three months ended September 30, 2017 and 2016, respectively, and $5.5 million and $2.4 million during the nine months ended September 30, 2017 and 2016, respectively.

Employee Stock Purchase Plan

Eligible employees can enroll and elect to contribute up to 15% of their base compensation through payroll withholdings in each offering period which is six months in duration, subject to certain limitations. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected life (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	1.04%	0.38%	0.62% - 1.04%	0.33% - 0.38%
Volatility	50%	74%	50%	72% - 74%
Dividend yield	—	—	—	—

As of September 30, 2017, a total of 642,124 shares of common stock were issued under the 2013 Employee Stock Purchase Plan (“ESPP”), since inception of the plan. As of September 30, 2017, a total of 1,757,876 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$521	$467	$1,457	$1,457
Sales and marketing	1,832	1,155	4,858	4,279
Research and development	1,894	1,837	5,890	5,728
General and administrative	4,233	3,269	12,097	10,183
Total stock-based compensation expense	$8,480	$6,728	$24,302	$21,647

As of September 30, 2017, there was $62.9 million of unrecognized stock-based compensation expense, of which $12.2 million is related to stock options and ESPP shares and $50.7 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of September 30, 2017 will be amortized over a weighted-average period of 2.7 years. The total unrecognized stock-based compensation expense related to RSUs as of September 30, 2017 will be amortized over a weighted-average period of 2.4 years.

During the three and nine months ended September 30, 2017, the Company capitalized $0.2 million of stock-based compensation cost in projects in process as part of property and equipment, net on the accompanying consolidated balance sheets.

9. Common Stock Repurchase Program

The Company’s Board of Directors has approved programs for it to repurchase shares of its common stock. In April 2017, the Board of Directors authorized a share repurchase program (“2017 Program”) for the Company to repurchase up to $50.0 million of its common stock. The 2017 Program has a one year duration beginning on May 5, 2017. Stock repurchases may be made from time-to-time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company may suspend, modify or terminate this repurchase program at any time without prior notice. During the nine months ended September 30, 2017, the Company did not repurchase any shares of its common stock. As of September 30, 2017, $50.0 million remains available for future share repurchases under the 2017 Program.

Subsequent to September 30, 2017, the Board of Directors authorized the retirement of 9,647,708 shares of the Company’s treasury stock.

10. Income Taxes

The Company recorded an income tax benefit of $0.1 million and an income tax provision $0.1 million during the three and nine months ended September 30, 2017, respectively, and an income tax provision of $0.1 million and $0.2 million during the three and nine months ended September 30, 2016, respectively. The income tax benefit for the three months ended September 30, 2017 was primarily attributable to a net decrease in foreign profits. The income tax provision for the nine months ended September 30, 2017 was primarily attributable to foreign income taxed at non-US tax rates. The income tax provision for the three and nine months ended September 30, 2016 was primarily attributable to a net increase in deferred tax liabilities associated with the change in fair value of contingent consideration related to an acquisition and a decrease in foreign income taxed at non-US tax rates.

11. Net Loss Per Share

The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(10,827)	$(11,312)	$(19,259)	$(23,013)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	90,492	84,732	89,000	83,484

Net loss per share, basic and diluted	$(0.12)	$(0.13)	$(0.22)	$(0.28)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Nine Months Ended September 30,
	2017	2016
Stock options and ESPP	7,770	8,287
Restricted stock units	5,447	6,017
Shares held in escrow	2,000	2,000
	15,217	16,304

12. Commitments and Contingencies

Leases

As of September 30, 2017, the Company’s minimum payments under its non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2017, remaining three months	$1,125	$12
2018	4,787	42
2019	4,506	10
2020	2,176	—
2021	805	—
2022	825	—
2023 and thereafter	1,327	—
Total minimum payments	$15,551	$64

Less: Amount representing interest		2
Present value of capital lease obligations		62
Less: Current portion		46
Capital lease obligation, net of current portion		$16

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

Rent expense pursuant to all operating lease agreements was $1.1 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively, and $3.3 million and $3.2 million during the nine months ended September 30, 2017 and 2016, respectively.

Purchase Obligations

The Company has unconditional purchase commitments which expire through 2034 in the amount of $6.5 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which it uses for sales and marketing purposes.

The Company also has unconditional purchase commitments, primarily related to software license fees and marketing services, of $5.7 million as of September 30, 2017.

Promissory Note

In January 2017, the Company entered into a promissory note agreement with a lender to finance the purchase of computer equipment for $0.8 million to be paid in quarterly installments over three years. As of September 30, 2017, the Company had a remaining balance of $0.7 million under the agreement, which is included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for claims as of September 30, 2017 and December 31, 2016. The Company expenses legal fees in the period in which they are incurred.

13. Employee Benefit Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests fully over four years of continuous employment. The Company’s matching contribution expense was $0.4 million and $0.3 million during the three months ended September 30, 2017 and 2016, respectively, and $1.3 million and $1.4 million during the nine months ended September 30, 2017 and 2016, respectively.

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

Overview

Quotient Technology Inc. is a provider of an industry leading digital platform that enables consumer packaged goods (“CPG”) brands and retailers to engage shoppers through personalized and targeted promotions and media. Through our platform, CPGs and retailers are able to use online engagement data and in-store point-of-sale (“POS”) shopper data and analytics to drive sales with improved efficiency, as compared to traditional offline promotional and advertising vehicles.

We operate our platform across a broad distribution network, reaching over 40 million shoppers at critical moments in their paths to purchase. Our network includes the website and mobile app of our flagship consumer brand, Coupons.com, as well as our other owned and operated properties, and thousands of our publisher partners. In addition, we operate our platform, Retailer iQ, on a co-branded or white label basis with our retailer partners, providing them a digital platform to directly engage with their shoppers across their websites, mobile, ecommerce, and social channels. Retailer iQ integrates with retailers’ POS technology and leverages a broad set of shopper insights, including online behaviors, purchase, and purchase intent data to deliver personalized and targeted promotions and media. Retailers using Retailer iQ are primarily in the grocery, drug, dollar, club and mass merchandise channels, where most CPG products are sold.

Our network is made up of three constituents: more than 2,000 brands from approximately 700 CPGs; retailers across multiple classes of trade such as grocery, drug, dollar, club, and mass merchandise channels; and consumers visiting our web, mobile properties, social channels, as well as those of our CPGs and retailers.

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

We primarily generate revenue by providing digital promotions and media solutions to our customers. Our customers include many of the leading food, beverage, drug, personal and household product manufacturers. Together, these CPG companies represent over 2,000 brands.

Our retailer partners include leading grocery, drug, dollar, club and mass merchandise retailers which distribute and accept coupons distributed through Quotient. Our retailers also include a broad range of specialty stores, including clothing, electronics, home improvement and many others which offer coupon codes through our platform.

We generate promotion revenues from digital transactions on our network. Each time a consumer activates a digital coupon on our platform we are generally paid a fee. Activation of a digital coupon can include: printing it for physical redemption at a retailer; saving it to a retailer loyalty account for automatic digital redemption; using a mobile device to scan a retailer receipt with the appropriate purchase for automatic digital redemption and cash back. As our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers, which may impact how we monetize transactions. For example, we have recently experimented with pricing strategies based on return on investment, or ROI, some of which require us to receive fees upon redemption of digital coupons rather than activation, as further discussed below in “Risk Factors”. Promotion revenues includes coupon codes in which we are generally paid a fee when a consumer makes a purchase using a coupon code from our platform. We generally pay a distribution fee to retailers or publishers when a consumer activates a digital promotion on their website or mobile app. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

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

Seasonality

Some of the Company’s products experience seasonal sales and buying patterns mirroring those in the CPG, retail, and e-commerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of the Company’s fiscal year. We believe that this seasonality pattern has affected, and will continue to affect, our business and the associated revenues during the first half and second half of our fiscal year. We recognized 52%, 53% and 53% of our annual revenue during the second half of 2016, 2015 and 2014, respectively.

Third Quarter 2017 Overview

Quarterly revenues of $82.0 million in the third quarter of 2017 increased by $15.5 million, or 23%, from revenues of $66.5 million in the same period in 2016. Our net loss of $10.8 million in the third quarter of 2017 decreased by $0.5 million, as compared to the net loss of $11.3 million in the same period in 2016. The year over year increase in our quarterly revenues primarily related to an increase in media revenue, including revenue related to Crisp, and an increase in digital promotions driven by the continued growth of Retailer iQ. The decrease in our net loss in the third quarter of 2017, as compared to the same period in 2016, was primarily the result of the growth in revenues and the benefit from the non-recurring one-time charge of $7.4 million, recorded during the third quarter of 2016, associated with certain distribution fees under an arrangement with a retailer partner, partially offset by the change in fair value of escrowed shares and contingent consideration resulting from the Crisp acquisition, an increase in cost of revenues due to the increase in distribution fees paid to retailers and third-parties, and an increase in operating expenses including sales, marketing, general and administrative. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.

Our operating expenses may increase in the future as we continue to (1) invest in (i) research and development to enhance our platform and investments in newer product offerings including Quotient Insights; (ii) sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers; and; (iii) corporate infrastructure; (2) incur additional general and administrative expenses associated with being a public company, including increased legal and accounting expenses, and compliance costs associated with the Sarbanes-Oxley Act; (3) amortize expenses related to intangibles assets associated with a services and data agreement and other strategic acquisitions; and (4) remeasure the fair value of shares held in escrow until released and changes in fair value of contingent consideration over the earnout periods.

Non-GAAP Financial Measure and Key Operating Metrics

Adjusted Earnings Before Income Taxes, Depreciation and Amortization (“Adjusted EBITDA”), a non-GAAP financial measure, is a key metric used by our management and our Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short and long-term operational plans, and to determine bonus payouts. In particular, we believe that the exclusion of certain income and expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, Adjusted EBITDA is a key financial metric used by the compensation committee of our board of directors in connection with the determination of compensation for our executive officers. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of income taxes, other (income) expense net, one-time charge for certain distribution fees, change in fair value of escrowed shares and contingent consideration, net, charges related to Enterprise Resource Planning (“ERP”) software implementation costs, certain acquisition related costs and restructuring charges.

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

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(10,827)	$(11,312)	$(19,259)	$(23,013)
Adjusted EBITDA	12,466	8,781	33,095	21,133
Transactions	986,671	682,106	2,575,179	1,754,145

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
•

Adjusted EBITDA also does not include the effects of charges related to ERP software implementation costs, one-time charge for certain distribution fees, change in fair value of escrowed shares and contingent consideration, net, other (income) expense net, income taxes, certain acquisition related costs and restructuring charges, and;

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(10,827)	$(11,312)	$(19,259)	$(23,013)
Adjustments:
Stock-based compensation	8,480	6,728	24,302	21,647
Depreciation, amortization and other(1)	5,496	6,144	17,508	16,252
One-time charge for certain distribution fees	—	7,435	—	7,435
Change in fair value of escrowed shares and contingent consideration, net	9,700	105	11,015	(963)
Other (income) expense, net	(276)	(398)	(537)	(418)
Provision for (benefit from) income taxes	(107)	79	66	193
Total adjustments	$23,293	$20,093	$52,354	$44,146

Adjusted EBITDA	$12,466	$8,781	$33,095	$21,133

(1)

For the three and nine months ended September 30, 2017, Other includes ERP software implementation costs related to service agreements of $0.5 million and $1.0 million, respectively, certain acquisition related costs of $0.4 million and $1.9 million, respectively, and restructuring charges of zero and $1.3 million, respectively. Acquisition related costs primarily represent diligence, accounting, and legal expenses incurred related to the Crisp acquisition and restructuring charges relates to severance for impacted employees which we generally would not have otherwise incurred in the periods presented as part of our ongoing operations.

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

Growth of our consumer selection and digital offerings.    Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Retailer iQ, Quotient Media Exchange (“QMX”), mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail, leverage our reach to consumers and the strength of our platform to broaden the selection and use of digital coupons by consumers, manage the transition from digital print coupons to digital paperless coupons as well as the transition from desktop to mobile platforms, and invest in emerging solutions around our data and analytic capabilities, referred to as Quotient Insights, for CPGs and retailers.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2017		2016		2017		2016
Revenues	$81,950	100.0%	$66,470	100.0%	$229,022	100.0%	$199,768	100.0%
Cost of revenues	37,501	45.8%	35,126	52.8%	96,734	42.2%	85,500	42.8%
Gross profit	44,449	54.2%	31,344	47.2%	132,288	57.8%	114,268	57.2%
Operating expenses:
Sales and marketing	22,002	26.8%	20,415	30.7%	67,456	29.5%	67,656	33.9%
Research and development	12,255	15.0%	12,414	18.7%	38,149	16.7%	38,419	19.2%
General and administrative	11,702	14.3%	10,041	15.1%	35,398	15.5%	32,394	16.2%
Change in fair value of escrowed shares and contingent consideration, net	9,700	11.8%	105	0.2%	11,015	4.8%	(963)	(0.5)%
Total operating expenses	55,659	67.9%	42,975	64.7%	152,018	66.4%	137,506	68.8%
Loss from operations	(11,210)	(13.7)%	(11,631)	(17.5)%	(19,730)	(8.6)%	(23,238)	(11.6)%
Other income (expense), net	276	0.3%	398	0.6%	537	0.2%	418	0.2%
Loss before income taxes	(10,934)	(13.4)%	(11,233)	(16.9)%	(19,193)	(8.4)%	(22,820)	(11.4)%
Provision for (benefit from) income taxes	(107)	(0.1)%	79	0.1%	66	—%	193	0.1%
Net loss	$(10,827)	(13.3)%	$(11,312)	(17.0)%	$(19,259)	(8.4)%	$(23,013)	(11.5)%

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues	$81,950	$66,470	$15,480	23%	$229,022	$199,768	$29,254	15%

Revenues for the three months ended September 30, 2017 increased by $15.5 million, or 23%, as compared to the same period in 2016. The increase was due to growth in media revenue, including revenue related to Crisp, and digital promotions driven by the continued growth of Retailer iQ transactions. Revenues from digital promotion transactions and digital media campaigns were 71% and 29%, respectively, of total revenues for the three months ended September 30, 2017, as compared to 78% and 22%, respectively, of total revenues during the same period in 2016. Transactions during the three months ended September 30, 2017 were 986.7 million, as compared to 682.1 million during the same period in 2016.

Revenues for the nine months ended September 30, 2017 increased by $29.3 million, or 15%, as compared to the same period in 2016. The increase was due to growth in digital promotions driven by the continued growth of Retailer iQ transactions and media revenue, including revenue related to Crisp. Revenues from digital promotion transactions and digital media campaigns were 76% and 24%, respectively, of total revenues for the nine months ended September 30, 2017, as compared to 77% and 23%, respectively, of total revenues during the same period in 2016. Transactions during the nine months ended September 30, 2017 were 2.6 billion, as compared to 1.8 billion during the same period in 2016.

We expect revenue growth in 2017 from deployments of Retailer iQ and the anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues	$37,501	$35,126	$2,375	7%	$96,734	$85,500	$11,234	13%
Gross profit	$44,449	$31,344	$13,105	42%	$132,288	$114,268	$18,020	16%
Gross margin	54%	47%			58%	57%

Cost of revenues for the three months ended September 30, 2017 increased by $2.4 million, or 7%, as compared to the same period in 2016. The quarter over quarter increase was primarily due to an increase of $9.9 million in distribution fees, attributable to a greater number of Retailer iQ transactions completed through our platform, as well as third-party services fees related to the Crisp acquisition which closed in the second quarter of 2017, an increase in data center expenses of $1.0 million, an increase in other revenue related expenses of $0.6 million, an increase in amortization expense of $0.5 million related to certain exclusive rights acquired under a services and data agreement, and an increase in amortization expense of $0.4 million related to the acquisition of Crisp. This increase was partially offset by the benefit from the non-recurring one-time charge of $7.4 million, recorded during the third quarter of 2016, associated with certain distribution fees under an arrangement with a retailer partner and a decrease in amortization expense of $2.6 million associated with our Retailer iQ platform.

Cost of revenues for the nine months ended September 30, 2017 increased by $11.2 million, or 13%, as compared to the same period in 2016. The year over year increase was primarily due to an increase of $19.9 million in distribution fees as well as third-party services fees related to the Crisp acquisition, an increase in amortization expense of $3.5 million related to a services and data agreement, an increase in data center expenses of $1.1 million, an increase in other revenue related expenses of $0.6 million, an increase in amortization expense of $0.6 million related to the acquisition of Crisp, and an increase in restructuring charges of $0.2 million primarily related to severance for the impacted employees. This increase was partially offset by the benefit from the non-recurring one-time charge of $7.4 million, recorded during the third quarter of 2016, associated with certain distribution fees under an arrangement with a retailer partner and a decrease in amortization expense of $7.3 million associated with our Retailer iQ platform.

Gross margin for the three and nine months ended September 30, 2017 increased to 54%, and 58%, respectively, as compared to 47% and 57%, respectively, during the same periods in 2016, primarily due to the benefit from the non-recurring one-time charge of $7.4 million, recorded during the third quarter of 2016, associated with certain distribution fees under an arrangement with a retailer partner. This increase was partially offset by an increase in distribution fees resulting from a greater number of Retailer iQ transactions completed through our platform, attributable to an increase in digital promotion revenues, and due to the shift in revenue mix from promotions to media campaigns.

We expect the costs associated with distribution and third-party service fees to continue to increase in the future as we continue to expand and scale our distribution network and reach, and as we continue to pursue opportunities to expand our business through selective acquisitions.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales and marketing	$22,002	$20,415	$1,587	8%	$67,456	$67,656	$(200)	(0)%
Percent of revenues	27%	31%			29%	34%

Sales and marketing expenses for the three months ended September 30, 2017 increased by $1.6 million, or 8%, as compared to the same period in 2016. The increase was primarily due an increase in salaries and related expenses of $1.2 million and an increase in stock-based compensation of $0.7 million, partially offset by a reduction in promotional and advertising costs of $0.3 million resulting from our expense management efforts.

Sales and marketing expenses for the nine months ended September 30, 2017 decreased by $0.2 million, as compared to the same period in 2016. The decrease was primarily due to a reduction in promotional and advertising costs of $2.0 million, partially offset by an increase in salaries and related expenses of $0.8 million and an increase in stock-based compensation of $0.6 million, and an increase in restructuring costs of $0.4 million primarily related to severance for the impacted employees.

We expect to continue to invest in sales and marketing in order to support our growth and business objectives, while continuing to optimize our investment in promotional and advertising activities.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$12,255	$12,414	$(159)	(1)%	$38,149	$38,419	$(270)	(1)%
Percent of revenues	15%	19%			17%	19%

Research and development expenses for the three months ended September 30, 2017 decreased by $0.2 million, or 1%, as compared to the same period in 2016. The decrease was primarily due to the capitalization of Quotient Insights software development costs of $1.0 million, partially offset by an increase in salaries and related expenses of $0.2 million, an increase in research and development support activities of $0.5 million, and an increase in stock-based compensation expense of $0.1 million.

Research and development expenses for the nine months ended September 30, 2017 decreased by $0.3 million, or 1%, as compared to the same period in 2016. The decrease was primarily due to the capitalization of Quotient Insights software development costs of $3.1 million, partially offset by an increase in research and development support activities of $1.8 million, an increase in salaries and related expenses of $0.4 million, an increase in restructuring costs of $0.4 million, and an increase in stock-based compensation expense of $0.2 million.

We believe that continued investment in technology is critical to attaining our strategic objectives. Our investment in research and development will be balanced with our continued operational and cost optimization efforts, as it provides us with the ability to invest in strategic areas, while managing growth in future periods.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
General and administrative	$11,702	$10,041	$1,661	17%	$35,398	$32,394	$3,004	9%
Percent of revenues	14%	15%			15%	16%

General and administrative expenses for the three months ended September 30, 2017 increased by $1.7 million, or 17%, as compared to the same period in 2016. The increase was primarily due to an increase in stock-based compensation expense of $1.0 million, an increase in ERP software implementation costs of $0.5 million, and an increase in certain acquisition related fees of $0.4 million due to the Crisp acquisition, partially offset by a decrease in salaries and related expenses of $0.2 million.

General and administrative expenses for the nine months ended September 30, 2017 increased by $3.0 million, or 9%, as compared to the same period in 2016. The increase was primarily due to an increase in certain acquisition related fees of $1.9 million due to the Crisp acquisition, an increase in stock-based compensation expense of $1.9 million, an increase in ERP software implementation costs of $1.0 million, an increase in salaries and related expenses of $0.1 million, and an increase in restructuring costs of $0.2 million primarily related to severance for the impacted employees, partially offset by a decrease in third party consultation services of $1.3 million, and a decrease in allowance for doubtful accounts of $0.8 million.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting expenses, and compliance costs associated with the Sarbanes-Oxley Act.

Change in Fair Value of Escrowed Shares and Contingent Consideration

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$9,700	$105	$9,595	9,138%	$11,015	$(963)	$11,978	(1,244)%
Percent of revenues	12%	0%			5%	(0)%

For the three and nine months ended September 30, 2017, we recorded an expense of $9.7 million and $11.0 million, respectively, due to the changes in fair value of escrowed shares and contingent consideration. During the three months ended September 30, 2017, we recorded a loss of $8.3 million due to the increase in fair value of certain escrowed shares resulting from the increase in the Company’s stock price and a loss of $1.4 million due to the change in fair value of Crisp contingent consideration related to the increase in expected achievement of certain financial metrics over the contingent consideration period. During the nine months ended September 30, 2017, we recorded a loss of $9.8 million due to the increase in fair value of certain escrowed shares resulting from the increase in the Company’s stock price and a loss of $1.4 million due to the change in fair value of Crisp contingent consideration, partially offset by a gain of $0.2 million due to the change in fair value of the Shopmium contingent consideration related to a decline in expected revenue and profit milestones for the year ending December 31, 2017.

For the three and nine months ended September 30, 2016, we recorded an expense of $0.1 million and a gain of $1.0 million, respectively, due to the changes in fair value of escrowed shares and contingent consideration. During the three months ended September 30, 2016, we recorded a loss of $0.2 million due to the increase in fair value of certain shares held in escrow, which was partially offset by a gain of $0.1 million due to the change in fair value of the Shopmium contingent consideration related to a decline in expected revenue and profit milestones for the years ending December 31, 2016 and 2017. During the nine months ended September 30, 2016, we recorded a gain of $0.9 million due to the change in fair value of Shopmium contingent consideration and a gain of $0.3 million due to the change in fair value of Eckim contingent consideration related to a decrease in the Company’s stock price when the Company and the sellers of Eckim agreed on the performance against the milestones and when the shares were issued, which was partially offset by the charge of $0.2 million due to the increase in fair value of certain shares held in escrow related to the change in the Company’s stock price.

We expect that the change in fair value of escrowed shares and contingent consideration will fluctuate as we continue to remeasure the fair values of shares held in escrow until they are released and contingent consideration is remeasured over the earnout periods.

Non-Operating Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other income (expense), net	$276	$398	$(122)	(31)%	$537	$418	$119	28%

The change in other income (expense), net during the three and nine months ended September 30, 2017, as compared to the same period in 2016 was due to interest income earned on short-term certificate of deposits, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Provision for (benefit from) income taxes	$(107)	$79	$(186)	(235)%	$66	$193	$(127)	(66)%

We recorded an income tax benefit of $0.1 million and an income tax provision $0.1 million during the three and nine months ended September 30, 2017, respectively. The income tax benefit for the three months ended September 30, 2017 was primarily attributable to a net decrease in foreign profits. The income tax provision for the nine ended September 30, 2017 was primarily attributable to foreign income taxed at non-US tax rates. We recorded an income tax expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively, primarily attributable to a net increase in deferred tax liabilities associated with the change in fair value of contingent consideration from an acquisition and a decrease in foreign income taxed at non-US tax rates.

Liquidity and Capital Resources

As of September 30, 2017, we had $158.7 million in cash and cash equivalents and $24.6 million in short-term investments, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of money market funds and certificate of deposits. As of September 30, 2017, $2.2 million of cash was held by our foreign subsidiaries. We do not presently anticipate a need to repatriate these funds for use in our domestic operations, but if we were to do so, any such repatriated cash and cash equivalents could be subject to U.S. income taxes, less any previously paid foreign income taxes.

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

Our Board of Directors has approved programs for us to repurchase shares of our common stock. In April 2017, our Board of Directors authorized a share repurchase program (“2017 Program”) for us to repurchase up to $50.0 million of the Company’s common stock. The 2017 Program has a one year duration beginning on May 5, 2017. Stock repurchases may be made from time-to-time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company may suspend, modify or terminate this repurchase program at any time without prior notice. During the nine months ended September 30, 2017, the Company did not repurchase any shares of its common stock. As of September 30, 2017, $50.0 million remains available for future share repurchases under the 2017 Program.

Subsequent to September 30, 2017, the Board of Directors authorized the retirement of 9,647,708 shares of the Company’s treasury stock. The Company will account for the retirement of treasury stock under the par value method by allocating the excess purchase price over par of the repurchased shares between additional paid-in capital and accumulated deficit.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$29,995	$8,975
Net cash provided by (used in) investing activities	19,134	(49,183)
Net cash provided by (used in) financing activities	3,393	(2,244)
Effects of exchange rates on cash	(32)	1
Net increase (decrease) in cash and cash equivalents	$52,490	$(42,451)

Operating Activities

Cash provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash provided by (used in) operating activities has typically been due to our net losses and to changes in our operating assets and liabilities.

During the nine months ended September 30, 2017, net cash provided by operating activities of $30.0 million reflects our net loss of $19.3 million, adjusted for net non-cash expenses of $48.1 million, and cash provided as a result of changes in working capital of $1.1 million. Non-cash expenses included depreciation and amortization, stock-based compensation, recovery from allowance for doubtful accounts, change in fair value of escrowed shares and contingent consideration, net, and deferred income taxes. The sources of cash from working capital items included an increase in accounts payable and other current liabilities of $5.9 million due to the timing of services and payments and an increase in deferred revenues of $0.7 million, partially offset by an increase in prepaid and other current assets of $2.2 million related to prepaid subscription and support fees, an increase in accounts receivable of $1.8 million due to timing of invoicing and collections and a decrease in accrued compensation and benefits of $1.5 million related to the payout of the annual bonus.

During the nine months ended September 30, 2016, net cash provided by operating activities of $9.0 million reflected our net loss of $23.0 million, adjusted for net non-cash expenses of $45.0 million, partially offset by cash used as a result of changes in working capital of $13.1 million. Non-cash expenses included depreciation and amortization, stock-based compensation, one-time charge for certain distribution fees under an arrangement with a retailer partner, change in the fair value of escrowed shares and contingent consideration, loss on disposal of property and equipment, deferred income taxes and recovery from allowance for doubtful accounts. The non-cash expenses were primarily due to depreciation from capital expenditures and headcount growth, and a one-time charge for certain distribution fees under an arrangement with a retailer partner. The remaining use of cash was from the net change in working capital items, most notably a decrease in accrued compensation and benefits of $5.2 million, an increase in accounts receivable of $4.0 million, a decrease in accounts payable and other current liabilities of $3.7 million, and an increase in prepaid expenses and other assets of $0.6 million related to the timing of payments, partially offset by an increase in deferred revenues of $0.4 million.

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

During the nine months ended September 30, 2017, net cash provided by investing activities of $19.1 million, primarily reflects the proceeds from maturities of certificates of deposits of $109.2 million, partially offset by purchases of certificates of deposits of $64.7 million, net cash consideration paid for the Crisp acquisition of $21.0 million, and purchases of property and equipment of $4.4 million, which includes capitalized software development costs related to Quotient Insights, and technology hardware and software to support our growth.

During the nine months ended September 30, 2016, net cash used in investing activities of $49.2 million, primarily reflects purchases of certificates of deposits of $69.1 million, purchases of property and equipment of $5.0 million that included technology hardware and software, and leasehold improvements, as well as capitalized development and enhancement costs related to Retailer iQ, partially offset by proceeds from the maturity of a certificate of deposit of $25.0 million.

Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities of $3.4 million primarily reflects proceeds received from exercises of stock options under stock plans, net of shares withheld to cover the required payroll withholding taxes.

During the nine months ended September 30, 2016, net cash used in financing activities was $2.2 million, which reflects repurchases of our common stock of $11.8 million, partially offset by $9.6 million of proceeds received from exercises of stock options.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

Contractual Obligations and Commitments

Refer to Note 12 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three and nine months ended September 30, 2017 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 16, 2017 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2017, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 16, 2017 with the SEC, except for Company electing to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment of $3.4 million recorded to accumulated deficit balance as of January 1, 2017.

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

During the three and nine months ended September 30, 2017, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 16, 2017 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $19.5 million and $26.7 million in 2016 and 2015, respectively, and incurred net loss of $19.3 million for the nine months ended September 30, 2017. We have an accumulated deficit of $261.0 million as of September 30, 2017. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

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

We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, our revenues may fluctuate due to changes in promotional spending budgets (including shopper marketing budgets) of CPGs and retailers and the timing of their promotional spending and we may not always be able to anticipate such fluctuations. Decisions by major CPGs or retailers to delay or reduce their promotional spending or divert spending away from digital promotions, or from our platform, or changes in our fee arrangements with CPGs and retailers, could slow our revenue growth or reduce our revenues. Additionally, as our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers, which may impact how we monetize transactions. For example, we have recently experimented with ROI-based pricing strategies. As we shift a greater number of our arrangements with CPGs to ROI-based pricing models, some of which require us to receive fees upon the actual redemption of digital coupons on our platform rather than activation as is generally done, our revenue growth and revenues could be harmed.

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

When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, certain prepaid distribution fees with some of the retailers will not be recoverable and the distribution fee will increase as a percentage of revenue. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. At September 30, 2017 we had no prepaid non-refundable payments with our Retailer iQ partners.

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

Web usage and the consumption of digital content are increasingly shifting from desktop to mobile platforms such as smartphones. The growth of our business depends in part on our ability to drive engagement, activation and shopping behavior for our retailers and CPGs through these new mobile channels. Our success on mobile platforms will be dependent on our interoperability with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our functionality, ease of convenience or that give preferential treatment to competitive services could adversely affect usage of our services through mobile devices.

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

We deliver digital coupons via our platform, including over our websites and mobile applications, as well as through those of our CPGs and retailers and our publishers and other third parties. Our reputation and ability to acquire, retain and serve CPGs and retailers, as well as consumers who use digital coupons or view media on our platform are dependent upon the reliable performance of our platform. As the number of our CPG customers, retailers and consumers and the number of digital promotions and information shared through our platform continue to grow, we will need an increasing amount of network capacity and computing power. Our technology infrastructure is hosted across two data centers in co-location facilities in California and Nevada. In addition, we use two other co-location facilities in California and Virginia to host our Retailer iQ platform. We have spent and expect to continue to spend substantial amounts in our data centers and equipment and related network infrastructure to handle the traffic on our platform. The operation of these systems is expensive and complex and could result in operational failures. In the event that the number of transactions or the amount of traffic on our platform grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems or service disruptions, whether due to system failures, computer viruses, malware, ransomware, denial of service attacks, attempts to degrade or disrupt services, or physical or electronic break-ins, could affect the security or availability of our websites and platform, and prevent CPGs, retailers or consumers from accessing our platform. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential CPGs and retailers and consumers, which could harm our operating results and financial condition.

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

Changes in laws or regulations, or changes in interpretations of existing laws or regulations, including the Telephone Consumer Protection Act, or TCPA, in the United States and laws regarding commercial electronic messaging in other jurisdictions, that would limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications could also adversely impact our business. For example, the Federal Communications Commission amended certain of its regulations under the TCPA in recent years in a manner that could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Given the enormous number of communications we send to consumers, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business. Moreover, even if we prevail, such litigation against us could impose substantial costs and divert our management’s attention and resources.

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

If our security measures are compromised and information we collect and maintain is publicly exposed, CPGs, retailers and consumers may curtail or stop using our platform.

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

Because the techniques used to obtain unauthorized access are often sophisticated and change frequently, neither we nor third-party service providers can guarantee that our systems will not be breached. In addition, consumer information including email addresses, phone numbers and data on consumer usage of our websites and mobile applications could be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Any or all of these issues could negatively impact our reputation and our ability to attract and retain CPGs and retailers as well as consumers or could reduce the frequency with which our platform is used, cause existing or potential CPG or retailer customers to cancel their contracts or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our results of operations.

Remediation of any potential cyber security breach may involve significant time, resources, and expenses, which may result in potential regulatory inquiries, litigation or other investigations, and can affect our financial and operational condition.

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

A portion of our business is based upon consumers using coupon codes from specialty retailers in connection with the purchase of goods or services. The commissions we earn for coupon codes accessed through our platform are tracked by performance marketing networks. Third-party performance marketing networks provide publishers with affiliate tracking links that allow for revenues to be attributed to publishers. When a consumer executes a purchase on a publisher’s website as a result of a performance marketing program, most performance marketing conversion tracking tools credit the most recent link or ad clicked by the consumer prior to that purchase. This practice is generally known as “last-click attribution.” We generate revenues through transactions for which we receive last-click attribution. Risks that may adversely affect our performance marketing programs and our relationships with performance marketing networks include the following, some of which are outside our control:

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
•

we primarily rely, in connection with our search engine marketing business, on a small number of brand partners that work with us in non-exclusive arrangements, the loss of which could adversely affect our coupon codes business;

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

While coupon codes from specialty retailers represent a declining portion of our business, any of these risks could adversely affect our revenues in this area.

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

Various industry standards on privacy have been developed and are expected to continue to develop, which may be adopted by industry participants at any time. We are subject to the terms of our privacy policies and obligations to third parties relating to privacy, data protection and data security, including contractual obligations relating to privacy rights, data protection, data use and data security measures. Certain of our solutions, including Retailer iQ and Quotient Insights, depend in part on our ability to use data that we obtain in connection with our offerings, and our ability to use this data may be subject to restrictions in our commercial agreements and subject to the privacy policies of the entities that provide us with this data. Our failure to adhere to these third-party restrictions on data use may result in claims, proceedings or actions against us by our business counterparties or other parties, or other liabilities, including loss of business, reputational damage, and remediation costs, which could adversely affect our business.

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

With respect to personal data transfers from the European Economic Area, or EEA, we have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which established a means for legitimizing the transfer of personally identifiable information by U.S. companies doing business in Europe from the  EEA to the U.S. As a result of an October 2015 decision of the European Union Court of Justice, or ECJ, the U.S.-EU Safe Harbor Framework is now deemed to be an invalid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. U.S. and EU authorities reached a political agreement in February 2016 regarding a new means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield. It is unclear, however whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA to the U.S. We have engaged in certain actions in an effort to legitimize our transfers of personal data from the EEA to the U.S., and we anticipate engaging in additional activities in an effort to do so going forward. We may continue to be unsuccessful in establishing legitimate means of transferring all personal data from the EEA, we may experience reluctance or refusal by European consumers, retailers or CPGs to continue to use our solutions due to the potential risk exposure to such individuals and organizations as a result of the ECJ ruling, and we and our CPG and retailer partners are at risk of enforcement actions taken by an EU data protection authority until we ensure that all applicable data transfers to us from the EEA are legitimized.  In addition, legislators in the EU recently adopted the General Data Protection Regulation, or GDPR, a new regulation set to become effective in May 2018 that will supersede the 1995 EU Data Protection Directive, and include more stringent operational requirements for processors and controllers of personal data, including payment card information, and impose significant penalties for non-compliance. We may incur liabilities, expenses, costs, and other operational losses when the GDPR is effective and in connection with any measures we take to comply with it.

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

Other parties may claim that we infringe their proprietary rights. We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us, or the payment of damages, including to satisfy indemnification obligations. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

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

Our gross margins are dependent on many factors, some of which are not directly controlled by the Company.

These factors include:

•	Significant variations in our gross margin among products. Any substantial change in product mix could change our gross margin,
•	As we continue to scale customers on Retailer IQ we will continue to experiment with various fee arrangements (including volume based fees) which might have an impact on our gross margins; and
•	Pricing and acceptance of higher-margin new products.

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

We currently depend on the continued services and performance of the key members of our management team, including Steven R. Boal, our Executive Chairman, and Mir Aamir, our President and Chief Executive Officer. Mr. Boal is one of our founders and his leadership has played an integral role in our growth. Mr. Aamir’s deep industry experience and long-standing relationships with both CPGs and retailers are key to our business. Key institutional knowledge remains with a small group of long-term employees and directors whom we may not be able to retain. The loss of key personnel, including key members of management as well as our marketing, sales, product development and technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. Moreover, some of our management are new to our team.

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

To date, we have generated almost all of our revenues from within the United States. As a result, we currently do not have significant revenues or expenses in our international operations and we do not hedge our foreign currency exchange risk. However, we plan to grow our operations and offerings through expansion in existing international markets and by partnering with our existing CPGs and retailers to enter new geographies that are important to them. For example, we opened a research and development facility in Bangalore, India and acquired Shopmium S.A., which has research and development operations in Paris, France. As we expand our business outside the United States we will face exposure to adverse movements in currency exchange rates. We will be exposed to foreign exchange rate fluctuations from the conversion of collections and expenses not denominated in U.S. dollars. If the U.S. dollar weakens against foreign currencies, the conversion of these foreign currency denominated transactions will result in increased revenues, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, the conversion of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. Our risks related to currency fluctuations will increase as our international operations become an increasing portion of our business. In addition, we face exposure to fluctuations in interest rates which may impact our investment income unfavorably.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 92,688,435 shares of common stock outstanding as of September 30, 2017, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 48% of our outstanding common stock, based on the number of shares outstanding as of September 30, 2017. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In April of 2017, our board of directors approved a share repurchase program pursuant to which we are authorized to repurchase shares of our stock having an aggregate value of up to $50.0 million. From January 1, 2015 through September 30, 2017, we repurchased $34.5 million in stock under our total authorized amounts under previously approved share purchase programs. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our board of directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2017	—	$—	—	$50,000,000
August 1 - 31, 2017	—	—	—	50,000,000
September 1 - 30, 2017	—	—	—	50,000,000
Total	—	$—	—	$50,000,000

(1)

In April 2017, the Company’s board of directors authorized the 2017 Program to repurchase up to $50.0 million of the Company’s common stock through April 2018. During the three and nine months ended September 30, 2017, the Company did not repurchase any shares of its common stock. As of September 30, 2017, $50.0 million remains available for future share repurchases under the 2017 Program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Director Resignations

On October 30, 2017, Ms. Dawn G. Lepore, who has served as a director of the Company since February 2012, and Mr. David E. Siminoff, who has served as a director of the Company since December 2010, offered their letters of resignation from the Board of Directors effective November 3, 2017. The Board of Directors accepted their resignation letters and thanked them for their service. The resignations of Ms. Lepore and Mr. Siminoff are not a result of any disagreement with the Company, its management, the Board of Directors or any committee of the Board of Directors, or any matter relating to the Company’s operations, policies or practices.

Composition of Committees of the Board of Directors

In connection with the resignations of Ms. Lepore and Mr. Siminoff, the Board of Directors reduced its size from nine members to seven members effective November 3, 2017. As of such date: (i) the Audit Committee consists of Mr. David Oppenheimer (serving as Chairperson), Ms. Michelle McKenna-Doyle and Mr. Andrew J. Gessow; (ii) the Nominating and Corporate Governance Committee consists of Mr. Gessow (serving as Chairperson), Ms. McKenna-Doyle and Mr. Steve M. Horowitz; and (iii) the Compensation Committee consists of Mr. Scott D. Raskin (serving as Chairperson) and Mr. Gessow.

Lead Independent Director

In addition, the Board of Directors appointed Mr. Raskin as lead independent director of the Board of Directors effective November 3, 2017. Mr. Raskin has served on the Board since February 2017.

Revisions to Director Compensation Policy

On October 30, 2017, the Board of Directors approved a revision to the Company’s outside director compensation policy (the “Director Compensation Policy”) such that each person who first becomes a non-employee director on or following such date will receive an award of restricted stock units as compensation for their service. The number of restricted stock units subject to this initial award will equal $250,000 divided by the Company’s closing stock price on the grant date, which will be the fifth trading day of the month immediately following the month in which the individual becomes a non-employee director. This initial award will vest in equal annual installments over the four (4) year period commencing on the individual’s initial service date. Except as described above, the most recently approved Director Compensation Policy remains in effect.

Amendment to Performance-Based Restricted Stock Units

On September 28, 2017, the Compensation Committee approved an equity grant of 128,205 performance-based restricted stock units (“PSUs”) to Mr. Mir Aamir, the Company’s President and Chief Executive Officer. The PSUs were originally scheduled to vest upon the achievement of certain Company stock price goals, but were subsequently modified to provide incentives based on targets that can be directly tied to the Company’s performance. On October 30, 2017, the Compensation Committee amended the performance goals applicable to the PSUs so that the PSUs will vest, if at all, upon the achievement of certain Company revenue and EBITDA performance targets over the three (3) year period from the date of grant. In addition, in the event of a change of control of the Company that occurs prior to the expiration of the three (3) year period following the grant date, any unvested PSUs will be assessed as if they were subject to a three (3) year time-based vesting schedule and will be subject to any severance protections set forth in Mr. Aamir’s Change of Control Severance Agreement, dated August 2, 2016. Except as otherwise modified by the Compensation Committee, the PSUs remain subject to the terms originally approved by the Compensation Committee on September 28, 2017.

Item 6.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	03/11/16
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/06/15
4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	02/25/14
4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	01/31/14
10.1+	Restricted Stock Units Agreement for Non-Employee Directors					X
10.2+	Notice of Grant of Restricted Stock Units for Non-Employee Directors - Initial Award					X
10.3+	Notice of Grant of Restricted Stock Units for Non-Employee Directors - Annual Grant					X
31.1	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+	Indicates a management contract or compensatory plan or arrangement.
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

QUOTIENT TECHNOLOGY INC.

Dated: November 3, 2017	By:	/s/ Mir Aamir
Mir Aamir
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2017	By:	/s/ Ronald J. Fior
Ronald J. Fior
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)