Form 10-K
period 2017-12-31
Quotient Technology Inc.
filed 2018-02-16
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $11.50 per share of the Registrant’s common stock as reported by the New York Stock Exchange on June 30, 2017, was $634.7 million. Shares of common stock held by each executive officer, director, and their affiliated holders and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of June 30, 2017, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of February 13, 2018 was 93,384,505.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

Unless the context otherwise requires, the terms “Quotient,” “Coupons,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Quotient Technology Inc. and its consolidated subsidiaries.

Quotient, Quotient Retailer iQ, QMX, Crisp Media, Shopmium, Brandcaster and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Quotient. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “continue,” “could,” “seek,” “might,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “approximately,” “project,” “should,” “will,” “would” or the negative or plural of these words or similar expressions, as they relate to our company, business and management, are intended to identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our financial performance, including our revenues, margins, costs, expenditures, growth rates and operating expenses, and our ability to generate positive cash flow and become profitable;
•	the amount and timing of digital promotions and media buys by CPGs, which are affected by budget cycles, economic conditions and other factors;
•	the growth of demand for digital coupons;
•	our ability to adapt to changing market conditions;
•	our ability to grow and scale Quotient Retailer iQ, Quotient Insights and Quotient Media Exchange (“QMX”);
•	our ability to retain and expand our business with existing CPGs and retailers;
•	our ability to maintain and expand the use by consumers of digital promotions on our platforms;
•	our ability to grow our media business;
•	our ability to grow our verified audience;
•	our ability to attract and retain third-party advertising agencies, performance marketing networks and other intermediaries;
•	our ability to effectively manage our growth;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	our ability to grow the use by consumers of our mobile solutions;
•	our ability to effectively grow and train our sales and media teams;
•	our ability to obtain new CPGs and retailers and to do so efficiently;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	our strategies relating to the growth of our platform and our business, including pricing strategies;
•	our strategies relating to, and outcomes of, and costs associated with defending, intellectual property infringement and other claims;
•	our ability to successfully enter new markets;
•	our ability to successfully integrate our newly acquired companies into our business;
•	our expectations regarding Quotient Retailer iQ, Quotient Insights and QMX;
•	our significant operating leverage in our business;
•	our ability to develop and launch new services and features; and
•	our ability to attract and retain qualified employees and key personnel.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

We have based these forward-looking statements on our current expectations and projections about future events and financial trends affecting our business. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available to our management at the date of this Annual Report on Form 10-K and our management’s good faith belief as of such date with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Item 1A: Risk Factors” and elsewhere in this Annual Report on Form 10-K.  Forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement to reflect actual results, changes in assumptions based on new information, future events or otherwise. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1.	Business.

Overview

Quotient Technology Inc., is a provider of an industry leading digital marketing platform that drives sales by delivering personalized and targeted coupons and ads to shoppers at the right moment on their path to purchase. We’ve built a scaled network of consumer packaged goods (“CPG”) brands, retailers and shoppers, all digitally connected through our core platform, called Retailer iQ. Using proprietary and licensed data, including online behaviors, purchase intent, and retailers’ in-store point-of-sale (“POS”) shopper data, we target shoppers with the most relevant digital coupons and ads, as well as measure campaign performance, including attribution of dollars spent on digital marketing to in-store sales. Customers and partners use our digital platform as a more effective channel to influence shoppers.

We operate our platform across a broad distribution network, reaching over approximately 60 million shoppers at critical moments in their path to purchase. Our network includes the app and website of our flagship consumer brand, Coupons.com, our other owned and operated properties, and thousands of our publisher partners. In addition, we operate Retailer iQ on a co-branded or white label basis with our retail partners, providing them a digital platform to directly engage with their shoppers across their websites, mobile, ecommerce, and social channels.

Our network is made up of three constituencies:

•	Our clients consist of approximately 700 CPGs, representing approximately 2,000 brands, including many of the leading food, beverage, personal and household product manufacturers;
•	Our retail partners, representing multiple classes of trade such as leading grocery retailers; drug, dollar, club, and mass merchandise channels, where the majority of CPG products are sold; and
•	Millions of consumers visiting our web, mobile properties, and social channels, as well as those of our CPGs, retailers, and publishing partners.

Our platform, serving these three groups, has created a network effect, which we believe gives us a competitive advantage over both offline and online competitors. As our shopper audience increases, our platform becomes more valuable to CPGs and retailers, which, in turn, rely more heavily on our platform for their digital promotions and media. In addition, the breadth of coupon and advertising content offered from leading brands enables us to attract and retain more retailers and shoppers. As our network expands, we generate more shopper data and insights, which improve our ability to deliver more relevant and personalized promotions and media.

We primarily generate revenue by providing digital coupons and media solutions to our customers and partners.

We generate revenue from promotions, in which CPGs pay us to deliver coupons to consumers through our network of publishers and retail partners. Each time a consumer activates a digital coupon on our platform or in some cases redeems a digital coupon, we are generally paid a fee. Activation of a digital coupon can include: saving it to a retailer loyalty account or printing it for physical redemption at a retailer.

We generally pay a distribution fee to retailers or publishers when a shopper activates a digital promotion on their website or mobile app. These distribution fees are included in our cost of revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

Promotion revenues also include our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, a transaction occurs and a distribution fee is generally paid.

We also generate revenues from digital advertising. CPGs, advertising agencies, and retailers who use our platform to deliver digital advertising. Using data on our Quotient Media Exchange (QMX) platform, we target audiences with digital ad campaigns. These ads are delivered to shoppers through our network, including our websites and mobile apps, as well as those of our publishers, retailers and other third parties. Campaigns can then be measured based on performance, attributing digital ad campaigns to in-store purchases in near real time. In May 2017, we closed our acquisition of Crisp Mobile, which enhanced our mobile advertising and analytics capabilities, as well as accelerated our growth in media. We generally pay a distribution fee to retailers for use of data for targeting or measurement, or to publishers to deliver campaigns on certain publishing networks or sites. These distribution fees are included in our cost of revenues.

During 2017, we generated revenues of $322.1 million, representing 17% growth over 2016, and a net loss of $15.1 million as compared to $19.5 million in 2016. See our Consolidated Financial Statements and accompanying notes for more information. For the year ended December 31, 2017, there was no revenue from a customer that accounted for more than 10% of our total revenues. For the years ended December 31, 2016 and 2015, total revenue from The Procter and Gamble Company accounted for more than 10% of our total revenues.

Our Industry

Retailers and CPGs are turning to data-driven digital marketing strategies to engage and influence shoppers to compete more effectively in today’s retail environment and drive sales. By shifting dollars from traditional offline channels to digital, brands and retailers can use shopper data and behaviors to target and deliver digital coupons and advertising with greater efficiency and return on investment.

For decades, retailers and CPGs have worked together to drive sales, which in turn benefits both parties. CPGs sell their products to retailers, and retailers are responsible for selling those products directly to shoppers. To help retailers attract shoppers and ensure sales, CPGs spend over $225 billion annually in promotions, media, shopper marketing, trade and other in-store advertising. Historically, the vast majority of these dollars have been spent in offline channels such as free-standing inserts found in Sunday newspapers, direct mail, printed circulars, in-store aisle tags, end caps and TV. These traditional offline channels are becoming less effective as consumers spend more time online, particularly on mobile, giving way to the rising importance of using data to drive personalized and targeted, content to shoppers. To reach shoppers at the right time and place, CPGs and retailers are shifting dollars historically spent in offline channels to digital.

Digital coupons, primarily funded by CPGs, have been found to be more effective and are redeemed at higher rates compared to traditional offline promotions. According to an annual industry report by NCH Marketing Services, Inc., in 2016, digital coupons (including digital print and digital paperless coupons) represented less than 1% of total U.S. CPG coupon distribution volume, but accounted for almost 12% of total U.S. CPG coupon redemptions. We believe that the ease of digital promotions, coupled with greater awareness of digital savings programs, is broadening the demographic reach and driving demand for digital promotions.

Trade promotions, defined as special promotions offered to drive additional sales directly from a particular retailer, are also funded by CPGs. Historically, trade promotions have been mass marketed through retailers in offline vehicles such as aisle tags and printed circulars. We believe CPGs will shift offline trade promotions to digital as retailers continue to increase their digital marketing activities and better use their shopper data.

Advertising from shopper marketing, defined as advertising funded by the CPG to gain shopper awareness and drive sales within a specific retailer, is also shifting from traditional in-store and print advertising to digital, particularly to mobile. According to the Association of National Advertisers, shopper marketing budgets are expected to grow to a nearly $19.0 billion market in the next few years as shopper marketers look to reach shoppers across the right touchpoints at the right time. Additionally, portions of CPG brand advertising, which has historically been spent in traditional offline channels such as print and TV, is also expected to shift to digital channels. eMarketer projects that by 2020, CPG and the consumer products industry digital ad spending will be approximately $9.5 billion, an increase from the approximately $6 billion spent in 2016.

As the shift to digital coupon and digital advertising continues to grow, so does the importance placed on data to target audiences and provide campaign performance measurements. Over 90% of grocery sales occur in-store with shopper data residing offline, creating a particular need to attribute dollars spent in digital coupons and advertising directly to in-store sales.

Our Solutions

We offer an industry leading digital platform that enables CPG brands and retailers to drive sales and engage shoppers through personalized and targeted promotions and media. Approximately 700 CPGs, representing approximately 2,000 brands, use our platform to manage and distribute digital coupons and advertising, target shopper audiences, and measure campaign performance.

Through Quotient’s solutions, brands and retailers can manage their national brand promotions, trade promotions, shopper marketing, and brand media advertising together, combining shopper insights and purchase data with broad distribution capabilities across mobile, web, and social channels. We also enable brands and retailers to develop marketing and promotional programs within days, with the added flexibility of adjusting programs in real time. This differs from the long lead times typically required in traditional offline marketing vehicles. Our platform delivers value as a stand- alone promotions or media offering, but also provides additional value when used collectively.

We have a broad distribution network that includes our owned and operated web and mobile properties, such as Coupons.com, and thousands of publishing and retailer partner sites. Coupons can be saved directly to a retailer loyalty card and redeemed at checkout, redeemed for cash back through our mobile receipt scanning feature, or printed and taken directly to the store for physical redemption.

Retailer iQ is used at top retailers in the grocery, drug, dollar and mass merchandise channels and is a co-branded or white-labeled solution that powers retailer websites, ecommerce experiences, mobile websites and mobile applications. Retailer iQ integrates into retailers’ points-of-sale (POS) and serves as their digital marketing platform, creating a direct, digital relationship with millions of their consumers. Through Retailer iQ retailers and CPGs distribute personalized and targeted coupons and media to help drive shopper loyalty and increased sales. Additional Retailer iQ features include digital grocery list, digital receipt, digital circular and beacon technology.

Our solution also provides CPGs and retailers with closed-loop attribution through campaign performance measurement. With Retailer iQ, brands can tie digital coupons and advertising campaigns directly to in-store sales. Our campaign measurement tools also provide brands and retailers with flexibility to adjust their campaigns in mid-flight to drive greater efficiency with marketing dollars.

Quotient Promotions

We offer digital paperless and digital print promotions through our Quotient Promotions Network (formerly known as our Digital Free-Standing Insert Network). With digital paperless, shoppers save coupons directly to retailer loyalty accounts for automatic digital redemption, or by redeeming coupons using a mobile device for cash back after taking a picture of a retailer receipt with the appropriate purchase. With digital print, shoppers select coupons and print them from their desktop or mobile device to redeem in store.

Through our platform, CPGs and retailers can reach shoppers on the web and on mobile devices by offering digital coupons through our extensive network which includes:

•	the Coupons.com website and our Coupons.com and Shopmium mobile application platforms;
•	CPG and retailer websites and mobile applications, either hosted by us or hosted by them using our APIs; and
•	the websites and mobile applications of thousands of registered partner sites included in our publisher network.

We have designed and engineered our platform to support personalization, targeting and optimization in the delivery of digital coupons. We start with demographic and geography based personalization techniques to ensure that consumers see and can easily access the most relevant content. We personalize content based on offers the consumer has clicked on and searches the consumer may have conducted on our network as well as the coupons that the consumer previously activated, and redeemed. We also offer targeted promotions based on the criteria listed above, combined with data from our Retailer iQ integrations with select retailers. We offer a receipt-scanning, cash-back mobile coupon for direct cash back after taking a picture of a retailer receipt with the appropriate purchase.

Retailer iQ allows retailers to integrate our digital promotions with their loyalty programs and POS systems for digital paperless delivery. Retailer iQ provides a personalized consumer experience to help retailers and brands drive loyalty and engagement with their shoppers. By integrating with the retailer POS system, our solution leverages data available across various touchpoints including web, mobile and customer channels such as email, social and POS purchase data. Using data, the platform allows for real-time recommendations of digital coupons and products, targeted media, real-time reporting, targeting and analytics, and digital receipts, all of which help retailers and brands communicate with and influence their shoppers, primarily through their mobile phones.

Our solutions are designed for mobile channels, a key consumer touchpoint, to further drive consumer adoption and engagement across our platform. Retailer iQ, for instance, powers retailer mobile applications and websites to enable consumers to download coupons, create shopping lists, and search for offers while on the go. CPGs can target Retailer iQ shoppers to personalize brand engagement or provide brand information. Our Coupons.com mobile application allows consumers to access our digital coupons and coupon codes, and is designed to provide personalized and location-based content. Shopmium, our mobile application in France and U.K, allows consumers to use a CPG coupon by taking a picture of a receipt and uploading it to Quotient, where we validate the purchase against the coupon, and make payment to the consumer directly to a bank or PayPal account.

Quotient Media

We offer targeted advertising solutions through Quotient Media Exchange (QMX), enabling brands and retailers to reach shoppers before, during and after their shopping cycles with digital media campaigns. Through QMX, advertisers can leverage Quotient’s audience reach and exclusive data to deliver targeted media across our network, including Retailer iQ and Coupons.com website and app, and across web, mobile and social channels outside our network. For example, we can target consumers on Facebook who have redeemed a coupon or purchased a product in a particular product category with media advertising within that product category.

In 2017, we enhanced our mobile media and campaign measurement solutions with the acquisition of Crisp Media. Crisp’s expertise around creative services, dynamic targeting, mobile delivery and performance management complemented our QMX solution.

We also provide CPGs, retailers and other advertisers access to our Coupons.com audience, including our website and mobile properties, to highlight their brands including premier media and advertising placements on our site, promoted positions within our coupon galleries and premium placement in our marketing efforts.

The quality and real-time nature of our data network enables us to offer relevant and targeted media with campaign performance measurement. Through our Quotient Insights Platform, we combine purchase data from select retailers across the Quotient Retailer iQ network with online engagement and purchase-intent data from Quotient’s flagship brand, Coupons.com, and the Company’s thousands of publishing partners. This enables advertisers to reach a broad national audience or a single retailer’s customers using our solution. Our data processing systems also allow us to extend our reach, providing consumer intent signals to various advertising networks. Using the Insights Platform, we’re able to measure campaign performance, attributing digital media to in-store purchases and helping brands and retailers generate profitable sales. As our platform, network and audience expands, the value of our data and analytics increases.

Publishing Channels

Our platform includes numerous tools to enhance the effectiveness of promotions, media and analytics, and drive increased monetization through our platform. These tools are used by us, as well as our CPG, retailer and publisher partners.

Brandcaster®.  Our Brandcaster technology powers our affiliate program by enabling third-party publishers to easily display our promotions and media to visitors on their sites. Brandcaster’s easy-to-use self-service platform allows publishers to produce a look and feel customized to their brand and earn revenue for the coupons that are activated on their site and for media impressions.

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

Bricks.    Our Bricks services include coupons and mobile cash rebate offers that operate just like the digital offers that we distribute on Coupons.com and across the Quotient Promotions Network, but the CPG is responsible for setting up and driving distribution. For example, our Bricks service may enable a CPG to make available a specific coupon on their website. CPGs can leverage our technology to facilitate the printing, digital receipt scan and rebate, and tracking of offers in a secure manner, but the CPG distributes the coupon through its own distribution process such as an email campaign or as part of a special promotion on their site.

Media Units.    We deliver personalized and targeted coupon offers and digital circular offers to shoppers, via media ad units, based on their purchase behavior and intent, or interaction with our site. Shoppers will see media ad units on the Coupons.com site as well as our retailer partner’s sites and other sites that are part of our publishing network. Shoppers who receive media ads with personalized promotional content include registered users on our Coupons.com site and those of our Retailer iQ retailers.

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

Grow shopper adoption and engagement of our digital offerings.    We plan to continue to innovate and invest across our platform, including Retailer iQ, mobile solutions, media and digital promotion offerings, Coupons.com mobile app, our publishing network, and analytics. We plan to continue helping our Retailer iQ partners launch and market the platform in order to generate and increase shopper adoption and engagement of digital paperless promotions. We believe that CPG spending on digital promotions and marketing will continue to grow as point of sale, mobile channels and social media offer new opportunities to engage consumers on their path to purchase.

Grow our media business.     We plan to grow our media business, including QMX, by continuing to invest in our media solutions, including enhancements to our targeting and reporting capabilities and expanded use of our proprietary data as well as data from select exclusive retailer partnerships. We also plan to scale our network through new publishers, expanded partnerships, new verticals, and third parties such as media agencies.

Expand and grow Quotient Insights, and our emerging products around data and analytics.   As our network, content pool and shopper audience expands, resulting in greater data and insights, we believe that our platform will become more valuable. We expect to introduce new, more robust, solutions to our customers around campaign performance, analytics and insights. Our targeted promotion offering, QMX and our campaign performance measurement products, are just three examples of how we use the platform to drive more value across the network. We also have the growing capability to directly link digital campaigns and media to in-store purchase data. We believe we are in a unique position to deliver new products around data and analytics, and the opportunity to grow Quotient Insights increases as we continue to expand.

Grow international operations.    Many CPGs and retailers on our platform have global operations and we believe that we can opportunistically grow our operations and offerings in existing international markets and partner with our existing clients to enter new geographies in which they operate. We also plan to leverage our existing presence in France through our mobile application Shopmium, a receipt-scanning, cash-back mobile application platform, to broaden our international opportunity beginning with the United Kingdom.

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

Sales and Marketing

We have a team of dedicated, skilled specialists focused on CPGs and retailers. We believe that our sales, integration, promotions and media campaign management and analytics, and customer support capabilities are difficult to replicate and a key reason for the growth of our business. Much of our sales activity is focused on expanding the number of brands within our existing CPG customers that offer digital promotions and media through our platform as well as expanding the volume of offers made by the brands currently using our platform. The team is also focused on expanding relationships within CPGs to include shopper marketing teams, where we believe there is a large opportunity for growth particularly in media. Additionally, we are focused on continuing to increase the size and breadth of our publisher network. We are also seeking to partner with CPGs and other manufacturers and retailers in new industry segments such as convenience and specialty/franchise retail, restaurants and entertainment venues.

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

Our research and development expenses were $50.0 million, $50.5 million and $48.4 million during 2017, 2016 and 2015, respectively. We capitalized internal-use software development costs of $3.8 million, $0.7 million and $1.5 million during 2017, 2016 and 2015, respectively.

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

•	internet sites that are focused on specific communities or interests that offer coupons or discount arrangements related to such communities or interests;
•	companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corporation;

•	companies offering media services, such as Triad Media Inc. and RichRelevance, Inc.; and
•	retailers marketing and offering their own digital coupons directly to consumers using their own websites, email newsletters and alerts, mobile applications and social media channels.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•	scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
•	ability to attract consumers to use digital coupons;
•	platform security, scalability, reliability and availability;
•	our proprietary intent data and access to POS data from select retailer partners;
•	number of channels by which a company engages with consumers;
•	integration of products and solutions;
•	rapid deployment of products and services for customers;
•	breadth, quality and relevance of the Company’s digital coupons, media and measurement;
•	ability to deliver digital coupons that are widely available and easy to use in consumers’ preferred form;
•	integration with retailer applications;
•	brand recognition;
•	quality of tools, reporting and analytics for planning, development, optimization and measurement of promotions and media; and
•	breadth and expertise of the Company’s sales organization.

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

As of December 31, 2017, we had 727 full-time employees, consisting of 543 employees in the United States and 184 employees internationally.

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

In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks and domain names to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations outside the United States. As of December 31, 2017, we hold or have exclusive rights to 27 active issued patents in the United States and 10 active patents that have been issued outside of the United States with terms expiring between 2019 and 2032.

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

Companies in Internet-related and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We currently are, have been subject to in the past, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.

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

We have incurred net losses of $15.1 million, $19.5 million and $26.7 million in 2017, 2016 and 2015, respectively. We have an accumulated deficit of $287.3 million as of December 31, 2017. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

•	sales and marketing;
•	research and development, including new product development;
•	our technology infrastructure;
•	general administration, including legal and accounting expenses related to our growth and continued expenses with respect to being a public company;
•	efforts to expand into new markets; and
•	strategic opportunities, including commercial relationships and acquisitions.

For example, we have incurred and expect to continue to incur expenses developing, improving, integrating, investing, marketing and maintaining our retailer platform Retailer iQ, our data and analytics platform, Quotient Analytics, and our data-driven media solutions, Quotient Media Exchange or QMX, and we may not succeed in increasing our revenues sufficiently to offset these expenses.

If we are unable to gain efficiencies in our operating costs, our business could be adversely impacted. We cannot be certain that we will be able to attain or maintain profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, some of our products experience seasonal sales and buying patterns mirroring those in the CPG, retail, and e-commerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of our fiscal year, and our revenues may otherwise fluctuate due to changes in promotional spending budgets (including shopper marketing budgets) of CPGs and retailers and the timing of their promotional spending. We may not always be able to anticipate such fluctuations. Decisions by major CPGs or retailers to delay or reduce their promotional spending, or divert spending away from digital promotions, or from our platform, or changes in our fee arrangements with CPGs and retailers, could also slow our revenue growth or reduce our revenues.  Additionally, as our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers, which may impact how we monetize transactions. For example, we have recently experimented with ROI-based pricing strategies.  As we shift a greater number of our arrangements with CPGs to ROI-based pricing models, some of which require us to receive fees upon the actual redemption of digital coupons on our platform rather than activation as is generally done, our revenue growth and revenues could be harmed.

We believe that our continued revenue growth will depend on our ability to:

•

increase our share of CPG spending on overall coupon and trade promotions, increase the number of brands that are using our platform within each CPG, and increase media spend including shopper marketing on our platform;

•	adapt to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending;

•	successfully execute our digital promotions, shopper marketing and media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	deploy, execute, and continue to develop our data, measurement, and analytics solutions in support of Retailer iQ and QMX;
•	grow and maintain our retailer network through direct and indirect partnerships;
•	maintain and expand our data rights with our retailer network;
•	grow the number of CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;
•	expand the use by consumers of our newest digital promotion and media offerings and broaden the selection and use of digital coupons;
•	manage the shift from desktop to mobile devices;
•	manage the transition from digital print coupons to digital paperless coupons;
•	innovate our product offerings to retain and grow our consumer base;
•	obtain and increase the number of high quality coupons;
•	grow the number of transactions across our platform;
•	expand the number, variety and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
•	develop and implement our media strategies including the integration and growth of Crisp Mobile;
•	increase the awareness of our brands, and earn and build our reputation;
•	hire, integrate and retain talented personnel;
•	effectively manage scaling our operations; and
•	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully accomplish any of these actions. Failure to do so could harm our business and cause our operating results to suffer.

If we fail to attract and retain CPGs, retailers and publishers and expand our relationships with them, our revenues and business will be harmed.

The success of our business depends in part on our ability to increase our share of CPG spending on overall coupons and trade promotions, increase media spending on our platform, increase the number of brands that are using our platform within each CPG, increase adoption and scale of Retailer iQ, and deployment, execution, and continued development of Quotient Insights and QMX. It also depends on (i) our ability to obtain, maintain, and expand data rights agreements with our retailer partners, (ii) our ability to further integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, (iii) our ability to obtain the right to distribute Retailer iQ digital promotions more broadly through our websites and mobile apps and those of our publishers, and (iv) our retail partners’ commitment in promoting our digital solutions to their customers. In addition, we must acquire new CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment venues. If CPGs and retailers do not find that offering digital promotions and media on our platform enables them to reach consumers and sufficiently increase sales with the scale and effectiveness that is compelling to them, CPGs and retailers may not increase their distribution of digital promotions and media on our platform, or they may decrease them or stop offering them altogether, and new CPGs and retailers may decide not to use our platform.

For example, if CPGs decide that utilizing our platform is not the right solution for them to connect with consumers, we may not be able to increase our prices or CPGs may pay us less. Likewise, if retailers decide that our platform is less effective at increasing sales to and loyalty of existing and new consumers, retailers may demand a higher percentage of the total proceeds from each digital promotion that is activated or redeemed or demand minimum guaranteed payments. Furthermore, if existing and new retailers using Retailer iQ do not find that it increases consumer engagement and loyalty, our overall success may be harmed. In addition, we expect to face increased competition, and competitors may accept lower payments from CPGs to attract and acquire new CPGs, or provide retailers and publishers a higher distribution fee than we currently offer to attract and acquire new retailers and publishers. In addition, we may experience attrition in our CPGs, retailers and publishers in the ordinary course of business resulting from several factors, including losses to competitors, changes in CPG budgets, and decisions by CPGs, retailers and publishers to offer digital coupons through their own websites or other channels without using a third-party platform such as ours or through a competitive third party network or platform, and failure to maintain distribution agreements with third party digital promotions networks and platforms. If we are unable to retain and expand our relationships with existing CPGs, retailers and publishers or if we fail to attract new CPGs, retailers and publishers to the extent sufficient to grow our business, or if too many CPGs, retailers and publishers are unwilling to offer digital coupons and media with compelling terms through our platform, we may not increase the number of high quality coupons and marketing campaigns on our platform and our revenues, gross margin and operating results will be adversely affected.

The loss of any significant customer could materially and adversely affect our results of operations and financial condition.

Our business is exposed to risks related to customer concentration, particularly among CPGs. For the year ended December 31, 2017, there was no revenue from a customer that accounted for more than 10% of our total revenues. For the years ended December 31, 2016 and 2015, total revenue from The Procter and Gamble Company accounted for more than 10% of our total revenues. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed.

As consumer demand for digital coupons has increased, promotion spending has shifted from traditional coupons through traditional channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital coupons will continue at the same rate and whether the growth of the digital promotions market will continue. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital coupons does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenues will require increasing the number of brands that are using our platform within each CPG and further integrating such digital promotions with Retailer iQ. If our projections regarding the adoption and usage of Retailer iQ by retailers, CPGs and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the success of Retailer iQ generally, including insufficient time, resources or funds committed by retailers to the implementation and promotion of Retailer iQ, a retailer’s decision to delay or forego launching or marketing Retailer iQ, our inability to obtain sufficient data rights to maximize the functionality of Retailer iQ, Quotient Insights, or QMX, our inability to monetize enhanced Retailer iQ functionality, and our inability to efficiently integrate Retailer iQ with a retailer’s system. Even if we are successful in driving the adoption and usage of Retailer iQ by retailers, CPGs and consumers, if Retailer iQ fee arrangements or transaction volumes, or the mix of offers, change or do not meet our projections, our revenues may be harmed. We expect that the market will evolve in ways which may be difficult to predict. It is also possible that digital coupon offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers, including through continued innovation and implementation of new initiatives associated with the digital coupons. For example, if consumer demand for our software-free print solution, cash-back receipt scanning solution, or our mobile application does not grow as we expect, our business may be harmed. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted. For example, we are seeing a shift from digital paper coupons to digital paperless coupons. Our revenues may be harmed if we are unable to manage this transition and the growth of digital paperless coupons is slower than the decline in digital print coupons.

We depend in part on data-rights agreements with our retailer partners to power a range of products and the termination of such agreements or the failure to obtain additional data rights can severely impact our revenue and growth.

Retailer iQ, Quotient Insights and QMX are powered in part by data we obtain from our retailer partners.  Our access to this data is governed by data-rights agreements with some of our retail partners.  These data-rights agreements have complex rules and are required to be renewed periodically.  If we fail to secure additional data rights, to renew expiring data-rights agreements, or if we are found to be in violation of any of our obligations under these agreements, we could lose access to retailer data.  Without retailer data, Retailer IQ, Quotient Analytics, QMX and our targeted media offerings would be less valuable to our CPG customers and retail partners.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Historically, our revenue growth has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. In addition, our operating costs and expenses have fluctuated in the past, and we anticipate that our costs and expenses will increase over time as we continue to invest in growing our business and incur additional costs of being a public company. Our operating results could vary significantly from quarter-to-quarter and year-to-year as a result of these and other factors, many of which are outside of our control, and as a result we have a limited ability to forecast the amount of future revenues and expenses, which may adversely affect our ability to predict financial results accurately, and we expect our operating results to vary from quarter-to-quarter, which may cause results to fall below our estimates or the expectations of public market analysts and investors. Fluctuations in our quarterly operating results may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price and the trading price of the convertible senior notes to decline. As a result of the potential variations in our quarterly revenues and operating results, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and the results of any one quarter or historical patterns should not be considered indicative of our future sales activity, expenditure levels or performance.

In addition to other factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•

our ability to grow our revenues by increasing our share of CPG spending and the number of brands using our platform, including Retailer iQ, increasing media spending on our platform, further integrating with our retailers, adding new CPGs and retailers to our network and growing our current consumer base and expanding into new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;

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
•

changes in consumer behavior with respect to digital promotions and how consumers access digital coupons and our ability to develop applications that are widely accepted and generate revenues for CPGs, retailers and us;

•	the costs of investing, maintaining and enhancing our technology infrastructure;
•	the costs of developing new products and solutions and enhancements to our platform;
•	our ability to manage our growth, including scaling Retailer iQ, deploying and developing Quotient Insights, and growing QMX;

•	the success of our sales and marketing efforts;
•	the costs of acquiring new companies which we anticipate will help us grow our business;
•	the costs of successfully integrating acquired companies and employees into our operations, including costs related to the integration of Crisp Mobile;
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
•

increased legal, accounting and compliance costs associated with Section 404 of the Sarbanes-Oxley Act if we do not retain our “emerging growth company” status under the Jumpstart Our Business Startup Act of 2012, or the JOBS Act; and

•	changes in accounting rules, tax laws or interpretations thereof.

The effects of these factors individually or in combination could cause our quarterly and annual operating results to fluctuate, and affect our ability to forecast those results and our ability to achieve those forecasts. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of our investors or financial analysts for any period. In addition, we may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on predictions of our management, which are necessarily uncertain in nature. Our guidance may vary materially from actual results. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert our management’s attention and resources.

Our gross margins are dependent on many factors, some of which are not directly controlled by the Company.

The factors potentially affecting our gross margins include:

•	our product mix since we have significant variations in our gross margin among products. Any substantial change in product mix could change our gross margin,
•

evolving fee arrangements, because as we continue to scale customers on Retailer IQ we will continue to experiment with various fee arrangements (including volume based fees) which might have an impact on our gross margins;

•	success of our pricing strategies, including our ROI-based pricing strategy; and
•	pricing and acceptance of higher-margin new products.

Our inability to control any one of these factors could negatively impact our gross margins and operating results.

If the distribution fees that we pay as a percentage of our revenues increase, our gross profit and business will be harmed.

When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, certain prepaid distribution fees with some of the retailers will not be recoverable and the distribution fee will increase as a percentage of revenue. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. At December 31, 2017 we had no prepaid non-refundable payments with our Retailer iQ partners.

If we fail to maintain and expand the use by consumers of digital coupons on our platform, our revenues and business will be harmed.

We must continue to maintain and expand the use by consumers of digital coupons in order to increase the attractiveness of our platform to CPGs and retailers and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of relevant and high quality digital coupons, or that the usage of digital coupons is easy and convenient through our platform, we may not be able to attract or retain consumers on our platform. For instance, we are retiring our coupon printing software and if consumers who use that software do not move to our upgraded print solution or other products or their transition to our other products is slower than anticipated, our revenues could be adversely affected. Further, if there is increased competition for the trade promotions and marketing budgets of CPGs and retailers, the result could be increased pricing pressure. If we are unable to maintain and expand the use by consumers of digital coupons on our platform, including through our software-free print solution, updated Coupons.com mobile application and mobile cash back application, or if we do not do so to a greater extent than our competitors, CPGs may find that offering digital promotions on our platform does not reach consumers with the scale and effectiveness that is compelling to them. Likewise, if retailers find that using our platform, including Retailer iQ, does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, then the revenues we generate may not increase to the extent we expect or may decrease. Any of these would adversely affect our operating results.

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

Our success on mobile platforms will also be dependent on our ability to develop features or products that will make our mobile platform attractive to, and drive engagement by, consumers. For example, we launched an updated Coupons.com mobile application in January 2017 providing enhanced functionality and features; however, there is no guarantee that consumers will adopt our mobile application or that it will result in increased engagement. If we fail to develop such features or products after investing in their development, our ability to monetize these growth opportunities will be constrained, and our business, financial condition and operating results would be adversely affected.

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
•

effectiveness of our due diligence review and our ability to evaluate the results of such due diligence, which are dependent upon the accuracy and completeness of statements and disclosures made by the acquired company;

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

•	write-offs or charges related to acquired assets or goodwill; and
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

To effectively manage this growth, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. If we do not effectively manage the growth of our business and operations the scalability of our business and our operating results could suffer.

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

Our success depends in part on our ability to attract consumers through unpaid Internet search results on search engines like Google, Yahoo! and Bing. The number of consumers we attract to our websites from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, major search engines frequently modify their ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites or we may receive less favorable placement which could reduce traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. For example, the search result rankings of our websites have fallen relative to the same time last year. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their index. Moreover, the use of voice recognition technology, such as Alexa, Google Assistant or Siri, may drive traffic away from search engines, which could reduce traffic to our website. Any reduction in the number of consumers directed to our websites could reduce the effectiveness of our coupon codes for specialty retailers and digital promotions for CPGs and retailers and could adversely impact our business and results of operations. It could also reduce our ability to sell media advertising on our sites, which would negatively impact revenues and harm our business.

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

Changes in laws or regulations, or changes in interpretations of existing laws or regulations, including the Telephone Consumer Protection Act, “or the TCPA” in the United States and laws regarding commercial electronic messaging in other jurisdictions, that would limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications could also adversely impact our business. For example, the Federal Communications Commission amended certain of its regulations under the TCPA in recent years in a manner that could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Given the enormous number of communications we send to consumers, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business. Moreover, even if we prevail, such litigation against us could impose substantial costs and divert our management’s attention and resources.

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

If our security measures are compromised or information we collect and maintain otherwise is compromised or publicly exposed, CPGs, retailers and consumers may curtail or stop using our platform.

We collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Like all businesses that use computer systems and the Internet, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our systems or solutions or that we or our third-party service providers otherwise maintain, including payment systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information, or subject us to fines or higher transaction fees or limit or result in the termination of our access to certain payment methods. If we experience compromises to our security that result in performance or availability problems, the complete shutdown of one or more of our websites and mobile applications or the loss or unauthorized access to or disclosure of confidential information, CPGs, retailers, and consumers may lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely.

Because the techniques used to obtain unauthorized access are often sophisticated and change frequently, neither we nor third-party service providers can guarantee that our systems will not be breached. In addition, consumer information including email addresses, phone numbers and data on consumer usage of our websites and mobile applications could be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. Security breaches can also occur as a result of nontechnical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Any or all of these issues, or the perception that any of them has occurred, even if inaccurate, could negatively impact our reputation and our ability to attract and retain CPGs and retailers as well as consumers or could reduce the frequency with which our platform is used, cause existing or potential CPG or retailer customers to cancel their contracts or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our results of operations.

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

In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the "Cookie Directive," directs EU member states to ensure that accessing information on an Internet user's computer, such as through a cookie, is allowed only if the Internet user has appropriately given his or her consent. Additionally, an ePrivacy Regulation, which would replace the Cookie Directive with requirements that would be stricter in certain respects, apply directly to activities within the EU, and would impose stricter requirements and additional penalties for noncompliance, has been proposed, although at this time it is unclear whether it will be approved or when its requirements would be effective. We may experience challenges in obtaining appropriate consent to our use of cookies from consumers within the EU, which may affect our operating results and business in European markets, and we may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

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

With respect to personal data transfers from the European Economic Area, or EEA, we have previously relied on compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which legitimized the transfer of personally identifiable information by U.S. companies doing business in Europe from the EEA and Switzerland to the U.S. In October 2015, a decision of the Court of Justice of the European Union, or CECJ, deemed the U.S.-EU Safe Harbor Framework an invalid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. U.S. and EU authorities reached a political agreement in February 2016 regarding a new means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield. It is unclear, however whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA and Switzerland to the U.S. We have engaged in certain actions in an effort to legitimize our transfers of personal data from Europe to the U.S., and we anticipate engaging in additional activities in an effort to do so going forward. We may continue to be unsuccessful in establishing legitimate means of transferring all personal data from Europe to the U.S., we may experience reluctance or refusal by European consumers, retailers or CPGs to continue to use our solutions due to the potential risk exposure to such individuals and organizations as a result of the CECJ’s ruling, and we and our CPG and retailer partners are at risk of enforcement actions taken by an European data protection authority until we ensure that all applicable data transfers to us from the EEA and Switzerland are legitimized. In addition, legislators in the EU recently adopted the General Data Protection Regulation, or GDPR, a new regulation set to become effective in May 2018 that will supersede the 1995 EU Data Protection Directive, and include more stringent operational requirements for processors and controllers of personal data, including payment card information, and impose significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Additionally, in June 2016, United Kingdom voters approved an exit from the EU, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the EU by April 2019.  A Data Protection Bill has been introduced to the United Kingdom’s House of Lords that proposes to substantially implement the GDPR.  Nevertheless, the Data Protection Bill must complete the legislative process, so it remains unclear what modifications will be made to the final legislation. We may incur liabilities, expenses, costs, and other operational losses when the GDPR and the UK Data Protection Bill are effective and in connection with any measures we take to comply with them.

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

Other parties may claim that we infringe their proprietary rights. We are, have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us, or the payment of damages, including to satisfy indemnification obligations. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

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

Changes in the U.S. taxation of international activities may increase our worldwide effective tax rate and harm our financial condition and results of operations. The taxing authorities of the jurisdictions in which we plan to operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations. Significant judgment will be required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there will be many transactions and calculations for which the ultimate tax determination is uncertain. As we expand our business to operate in numerous taxing jurisdictions, the application of tax laws may be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In the United States, legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, which included a number of changes, such as a reduction in the corporate tax rate, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 and provided for the transition of U.S. international taxation from a worldwide tax system to a territorial system. These changes, or future changes in tax laws applicable to us, could materially increase our future income tax expense.

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

We currently depend on the continued services and performance of the key members of our management team, including Steven R. Boal, our Executive Chairman, and Mir Aamir, our President and Chief Executive Officer. Mr. Boal is one of our founders and his leadership has played an integral role in our growth. Mr. Aamir’s deep industry experience and long-standing relationships with both CPGs and retailers are key to our growth and developing our business strategy. Key institutional knowledge remains with a small group of long-term employees and directors whom we may not be able to retain. The loss of key personnel, including key members of management as well as our marketing, sales, product development and technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. Moreover, some of our management are new to our team.

As we become a more mature company, we may find our recruiting and retention efforts more challenging. We are seeking to continue to hire a significant number of personnel, including certain key management personnel. We may be limited in our ability to recruit global talent by U.S. immigration laws, including those related to H1-B visas. The demand for H1-B visas to fill highly-skilled IT and computer science jobs is greater than the number of H-1B visas available each year; for the U.S. government’s 2018 fiscal year, the U.S. issued 85,000 H-1B visas out of 199,000 requests.  In addition, the regulatory environment related to immigration under the current presidential administration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

Changes to financial accounting standards or SEC’s rules and regulations may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform to generally accepted accounting principles in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in February 2016, the Financial Accounting Standards Board issued a new standard which will require us to record most of our leases on our balance sheets. This guidance will be applicable to us at the beginning of our first quarter of fiscal year 2019.

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

Difficulties resulting from the factors above could increase our research and development or operational expenses, delay the introduction of new products, or impact our product quality, the occurrence of any of which could adversely affect our business and operating results.

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

We may in the future be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity or equity-linked financing such as the convertible senior notes may dilute the interests of our stockholders, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state law provisions, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If our existing NOLs are subject to limitations arising from ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, also could result in an ownership change under Section 382 of the Code. There is also a risk that our NOLs could expire, or otherwise be unavailable to offset future income tax liabilities due to changes in the law, including regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons. In addition, the Tax Act includes changes to the U.S. federal corporate income tax rate, and our net operating loss carryforwards and other deferred tax assets will be revalued at the newly enacted rate. We do not expect this to have a material impact on our financials because we currently maintain a full valuation allowance on our U.S. deferred tax assets. For these reasons, we may not be able to utilize all of our NOLs, even if we attain profitability.

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

Risks Related to Our Convertible Senior Notes

We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future growth, business needs and development plans.

In November 2017, we issued $200 million aggregate principal amount of convertible senior notes (the “notes”).  Our leveraged capital structure could have negative consequences, including, but not limited to, the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;
•	a substantial portion of our cash flow from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due; and
•	we may elect to make cash payments upon any conversion of the convertible notes, which would reduce our cash on hand.

Our ability to meet our payment obligations under our notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.

The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the notes is triggered, holders of the notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s nonconvertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The effect of which is that the shares issuable upon conversion of such notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

Conversion of our notes will dilute the ownership interest of existing stockholders and may depress the price of our common stock.

The conversion of some or all of our notes, if such conversion occurs, will dilute the ownership interests of then-existing stockholders to the extent we deliver shares upon conversion of any of the notes.  Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.  In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

Risks Related to Ownership of our Common Stock

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock has been, and is likely to continue to be, subject to wide fluctuations and could subject us to litigation.

The price of our common stock may change in response to variations in our operating results and also may change in response to other factors, including factors specific to technology companies, many of which are beyond our control. As a result, our stock price may experience significant volatility. Among other factors that could affect our stock price are:

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 93,199,718 shares of common stock outstanding as of December 31, 2017, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 52% of our outstanding common stock, based on the number of shares outstanding as of December 31, 2017. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our Board of Directors has approved share repurchase programs for us to repurchase shares of our stock. In April 2017, our Board of Directors authorized a share repurchase program (“2017 Program”) for us to repurchase up to $50.0 million of the Company’s common stock. The 2017 Program has a one year duration beginning on May 5, 2017. During the year ended December 31, 2017, the Company did not repurchase any shares of its common stock. As of December 31, 2017, $50.0 million remains available for future share repurchases under the 2017 Program. The timing and actual number of shares repurchased will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, an assessment by management and our Board of Directors of cash availability and other market conditions. The stock repurchase program may be suspended or discontinued at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

We are an “emerging growth company”, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.07 billion in annual revenues; the date we are deemed a “large accelerated filer” as defined in the Exchange Act; and the last day of the fiscal year ending after the fifth anniversary of our IPO. If we do not retain our “emerging growth company” status, we may incur increased legal, accounting and compliance costs associated with Section 404 of the Sarbanes-Oxley Act. We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our principal executive offices are located in Mountain View, California, and include two buildings totaling approximately 65,000 square feet under leases expiring from December 2019 to December 2020. We maintain additional leased spaces in Marina Del Rey, California as well as Cincinnati, Ohio, New York, New York, Bangalore, India, Paris, France, and London, the United Kingdom. We believe our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

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

	High	Low
Year ended December 31, 2017
Fourth quarter	$17.60	$11.30
Third quarter	$16.55	$11.20
Second quarter	$11.90	$9.20
First quarter	$13.20	$9.55
Year ended December 31, 2016
Fourth quarter	$13.28	$9.85
Third quarter	$13.97	$12.05
Second quarter	$13.98	$10.33
First quarter	$10.60	$5.23

Holders

As of February 13, 2018, there were 70 holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

The following is a summary of stock repurchases for each month during the fourth quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1 - 31, 2017	—	$—	—	$50,000,000
November 1 - 30, 2017	—	—	—	50,000,000
December 1 - 31, 2017	—	—	—	50,000,000
	—	$—	—	$50,000,000
(1)

In April 2017, the Company’s Board of Directors authorized the 2017 Program to repurchase up to $50.0 million of the Company’s common stock through April 2018. During the fourth quarter ended December 31, 2017, the Company did not repurchase any shares of its common stock.

Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the Russell 3000 and the S&P North American Technology Sector Index. The chart assumes $100 was invested at the close of market on March 7, 2014, in our common stock, the Russell 3000 and the S&P North American Technology Sector Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Base	INDEXED RETURNS
	Period	Quarter Ending
Company / Index	3/7/2014	Q1'14	Q2'14	Q3'14	Q4'14	Q1'15	Q2'15	Q3'15	Q4'15	Q1'16	Q2'16	Q3'16	Q4'16	Q1'17	Q2'17	Q3'17	Q4'17
Quotient Technology Inc.	$100	$82	$88	$40	$59	$39	$36	$30	$23	$35	$45	$44	$36	$32	$38	$52	$39
Russell 3000 Index	$100	$99	$104	$103	$108	$110	$109	$101	$107	$107	$109	$113	$118	$124	$127	$132	$140
S&P North American Technology Sector Index	$100	$98	$103	$106	$110	$111	$112	$108	$119	$120	$119	$134	$134	$150	$156	$168	$182

Unregistered Sales of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Revenues	$322,115	$275,190	$237,309	$221,761	$167,892
Costs and expenses:
Cost of revenues (1)	140,752	114,870	92,203	86,186	52,080
Sales and marketing (1)	92,833	92,596	92,454	78,865	61,793
Research and development (1)	50,009	50,503	48,367	49,583	40,102
General and administrative (1)	48,124	43,404	34,833	33,392	24,232
Change in fair value of escrowed shares and contingent consideration, net	5,515	(6,450)	1,231	(5,741)	—
Total costs and expenses	337,233	294,923	269,088	242,285	178,207
Loss from operations	(15,118)	(19,733)	(31,779)	(20,524)	(10,315)
Interest expense	(1,589)	—	(290)	(922)	(953)
Gain on sale of a right to use a web domain name	—	—	4,800	—	—
Other income (expense), net	928	495	(22)	(72)	19
Loss before income taxes	(15,779)	(19,238)	(27,291)	(21,518)	(11,249)
Provision for (benefit from) income taxes	(702)	241	(561)	1,926	—
Net loss	$(15,077)	$(19,479)	$(26,730)	$(23,444)	$(11,249)
Net loss per share, basic and diluted	$(0.17)	$(0.23)	$(0.32)	$(0.35)	$(0.57)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	89,505	84,157	82,807	67,828	19,626

(1) The stock-based compensation expense included above was as follows:
	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenues	$2,000	$1,821	$1,728	$3,086	$300
Sales and marketing	6,621	5,776	10,658	9,464	1,492
Research and development	7,949	7,286	9,680	11,536	1,015
General and administrative	15,682	13,403	10,280	11,424	2,374
Total stock-based compensation	$32,252	$28,286	$32,346	$35,510	$5,181

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term investments	$394,537	$175,346	$159,947	$201,075	$38,972
Working capital	404,145	207,694	177,547	204,837	21,420
Property and equipment, net	16,610	16,376	25,128	25,399	29,942
Total assets	629,075	362,756	321,071	331,807	134,236
Deferred revenues	6,276	6,856	7,342	6,219	6,751
Debt obligations	—	—	—	7,500	23,077
Convertible senior notes, net	145,821	—	—	—	—
Total liabilities	231,034	51,007	55,581	54,919	66,220
Redeemable convertible preferred stock	—	—	—	—	270,262
Total stockholder's equity (deficit)	$398,041	$311,749	$265,490	$276,888	$(202,246)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Quotient Technology Inc., is a provider of an industry leading digital marketing platform that drives sales by delivering personalized and targeted coupons and ads to shoppers at the right moment on their path to purchase. We’ve built a scaled network of consumer packaged goods (“CPG”) brands, retailers and shoppers, all digitally connected through our core platform, called Retailer iQ. Using proprietary and licensed data, including online behaviors, purchase intent, and retailers’ in-store point-of-sale (“POS”) shopper data, we target shoppers with the most relevant digital coupons and ads, as well as measure campaign performance, including attribution of dollars spent on digital marketing to in-store sales. Customers and partners use our digital platform as a more effective channel to influence shoppers.

We operate our platform across a broad distribution network, reaching over approximately 60 million shoppers at critical moments in their path to purchase. Our network includes the app and website of our flagship consumer brand, Coupons.com, our other owned and operated properties, and thousands of our publisher partners. In addition, we operate Retailer iQ on a co-branded or white label basis with our retail partners, providing them a digital platform to directly engage with their shoppers across their websites, mobile, ecommerce, and social channels.

Our network is made up of three constituencies: over 2,000 brands from approximately 700 CPGs; retail partners across multiple classes of trade such as grocery retailers, drug, dollar, club, and mass merchandise channels; and consumers visiting our web, mobile properties, social channels, as well as those of our CPGs, retailers, and publishing partners.

We primarily generate revenue by providing digital coupons and media solutions to our customers and partners.

We generate revenue from promotions, in which CPGs pay us to deliver coupons to consumers through our network of publishers and retail partners. Each time a consumer activates a digital coupon on our platform or in some cases redeems a digital coupon, we are generally paid a fee. Activation of a digital coupon can include: saving it to a retailer loyalty account or printing it for physical redemption at a retailer.

As our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers which may impact how we monetize transactions. For example, we have recently experimented with pricing strategies based on return on investment, or ROI, some of which require us to receive fees upon redemption of digital coupons rather than activation, as further discussed below in “Risk Factors”. We generally pay a distribution fee to retailers or publishers when a shopper activates a digital promotion on their website or mobile app. These distribution fees are included in our cost of revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

Promotion revenues also include our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, a transaction occurs and a distribution fee is generally paid.

We also generate revenues from digital advertising. CPGs, advertising agencies, and retailers who use our platform to deliver digital advertising. Using data on our Quotient Media Exchange (QMX) platform, we target audiences with digital ad campaigns. These ads are delivered to shoppers through our network, including our websites and mobile apps, as well as those of our publishers, retailers and other third parties.

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

For 2017, 2016 and 2015, our revenues were $322.1 million, $275.2 million, and $237.3 million, respectively. Our net loss for 2017, 2016 and 2015 was $15.1 million, $19.5 million, and $26.7 million, respectively.

Seasonality

Some of our products experience seasonal sales and buying patterns mirroring those in the CPG, retail, and e-commerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of the Company’s fiscal year. We believe that this seasonality pattern has affected, and will continue to affect, our business and the associated revenues during the first half and second half of our fiscal year. We recognized 54%, 52% and 53% of our annual revenue during the second half of 2017, 2016 and 2015, respectively.

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

Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense, income taxes, gain on sale of a right to use a web domain name, other (income) expense, net, one-time charge for certain distribution fees, change in fair value of escrowed shares and contingent consideration, net, charges related to Enterprise Resource Planning (“ERP”) software implementation costs, certain acquisition related costs and restructuring charges.

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

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(15,077)	$(19,479)	$(26,730)
Adjusted EBITDA	47,040	32,476	18,298
Transactions	3,546,294	2,445,455	1,657,039

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
•

Adjusted EBITDA also does not include the effects of charges related to ERP software implementation costs, one-time charge for certain distribution fees, change in fair value of escrowed shares and contingent consideration, net, interest expense, other (income) expense, net, income taxes, gain on sale of a right to use a web domain name, certain acquisition related costs, and restructuring charges and;

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(15,077)	$(19,479)	$(26,730)
Adjustments:
Stock-based compensation	32,252	28,286	32,346
Depreciation, amortization and other (1)	24,391	22,938	16,500
One-time charge for certain distribution fees	—	7,435	—
Change in fair value of escrowed shares and contingent consideration, net	5,515	(6,450)	1,231
Interest expense	1,589	—	290
Other (income) expense, net	(928)	(495)	22
Provision for (benefit from) income taxes	(702)	241	(561)
Gain on sale of a right to use a web domain name	—	—	(4,800)
Total adjustments	$62,117	$51,955	$45,028

Adjusted EBITDA	$47,040	$32,476	$18,298

(1) For the year ended December 31, 2017, Other includes ERP software implementation costs related to service agreements of $1.2 million, certain acquisition costs of $1.9 million, and restructuring charges of $3.4 million. For the year ended December 31, 2016, Other includes ERP software implementation costs related to service agreements of $0.2 million.

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

Factors Affecting Our Performance

Obtaining high quality coupons and increasing the number of CPG-authorized activations.   Our ability to grow revenue will depend upon our ability to shift more dollars to our platform from our CPG customers, continue to obtain high quality coupons and increase the number of CPG-authorized activations available through our platform. If we are unable to do any of these, growth in our revenue will be adversely affected.

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

International Growth and Acquisitions.   Our ability to grow our revenues will also depend on our ability to grow our operations and offerings in existing international markets and expand our business through selective acquisitions, similar to our acquisition of Crisp Mobile and Shopmium, and their integration with the core business of the company.

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

Cost of Revenues

Cost of revenues includes the costs resulting from distribution fees. If we deliver a digital coupon or media on a retailer’s website or mobile apps or through its loyalty program, or the website or mobile apps of a publisher, we generally pay a distribution fee to the retailer or publisher which is included in our cost of revenues. These costs are expensed as incurred. We generally do not pay a distribution fee for a coupon or code which is offered through the website of the CPG or retailer that is offering the coupon or coupon code. From time to time, we have entered into arrangements pursuant to which we have agreed to the payment of minimum distribution or other service fees that are included in our cost of revenues. Distribution fees as a percent of total revenues were 26%, 23% and 16% during the years ended December 31, 2017, 2016 and 2015, respectively.

Cost of revenues also includes personnel costs, depreciation and amortization expense of equipment, software and acquired intangible assets incurred on revenue producing technologies, data center costs and third-party service fees including traffic acquisition costs and purchase of third-party data. Personnel costs related to costs of revenues include salaries, bonuses, stock-based compensation and employee benefits. These costs are primarily attributable to individuals maintaining our data centers and members of our network operations group, which initiates, sets up and delivers digital promotion and media campaigns. Cost of revenues also includes third-party data center costs. We capitalize costs related to software that is developed or obtained for internal use, including Quotient Insights. Costs incurred in connection with internal software development for revenue producing technologies are capitalized and are amortized in cost of revenues over the internal use software’s useful life. The amortization of these costs begins when the internally developed software is ready for its intended use.

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

Research and development.    Our research and development expenses consist primarily of personnel and related headcount costs and costs of professional services associated with the ongoing development of our technology. Personnel costs include salaries, bonuses, stock-based compensation expense and employee benefit costs. Our developers reside in our Mountain View, California headquarters, New York which was acquired as part of our Crisp acquisition, Paris, France, which was acquired as part of our acquisition of Shopmium and our research and development center in Bangalore, India which we opened in January 2015. We anticipate growing employee headcount in India during 2018.

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

Change in fair value of escrowed shares and contingent consideration, net.    The change in fair value of escrowed shares relates to the acquisition of certain exclusivity rights under a services and data agreement whereby a certain amount of shares were issued and placed in escrow. Those shares are subject to re-measurement until released from escrow. The change in fair value of contingent consideration is due to the re-measurement contingent consideration liabilities, from the acquisition of the assets of Eckim in August 2014, acquisition of Shopmium in October 2015 and acquisition of Crisp in May 2017, resulting from the expected achievement of certain financial metrics over the contingent consideration period.

Interest expense

Interest expense primarily relates to our debt obligations under our convertible senior notes issued during the fourth quarter of 2017, as well as under a credit agreement that was fully repaid in the third quarter of 2015 and terminated. We expect interest expense to increase in the future as we continue to amortize the debt discount and issuance costs, and incur interest expense associated with the convertible senior notes.

Other Income (Expense), Net

Other income (expense), net, includes interest income and foreign currency exchange gains and losses.

Provision for (Benefit from) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $0.7 million as an income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $27.7 million, with a corresponding provisional valuation allowance of $28.4 million, resulting in a provisional income tax benefit of $0.7 million attributable to the re-measurement of certain indefinite lived deferred tax liabilities related to tax deductible goodwill. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was immaterial based on cumulative foreign deficits from our foreign subsidiaries.

We recorded a benefit from income taxes of $0.7 million for the year ended December 31, 2017, a provision for income taxes of $0.2 million for the year ended December 31, 2016, and a benefit from income taxes of $0.6 million for the year ended December 31, 2015. The benefit from income taxes of $0.7 million for the year ended December 31, 2017 was primarily attributable to the provisional impact of the re-measurement of certain indefinite lived deferred tax liabilities related to tax deductible goodwill, as a result of the Act. The provision for income taxes of $0.2 million for the year ended December 31, 2016 was primarily attributable to a net increase in deferred tax liabilities associated with the change in fair value of contingent consideration from prior year acquisitions and a decrease in foreign income taxed at non-US tax rates. The benefit from income taxes of $0.6 million for the year ended December 31, 2015 was primarily attributable to a decrease in deferred tax liabilities that arose from a loss the Company recorded from a change in the fair value of contingent consideration from prior year acquisitions and net foreign tax benefit, partially offset by state income taxes.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented.

	Year Ended December 31,
	2017		2016		2015
	(in thousands, except percentages)
Revenues	$322,115	100.0%	$275,190	100.0%	$237,309	100.0%
Cost of revenues	140,752	43.7%	114,870	41.7%	92,203	38.9%
Gross profit	181,363	56.3%	160,320	58.3%	145,106	61.1%
Operating expenses:
Sales and marketing	92,833	28.8%	92,596	33.6%	92,454	38.9%
Research and development	50,009	15.5%	50,503	18.4%	48,367	20.4%
General and administrative	48,124	14.9%	43,404	15.8%	34,833	14.7%
Change in fair value of escrowed shares and contingent consideration, net	5,515	1.7%	(6,450)	(2.3)%	1,231	0.5%
Total operating expenses	196,481	60.9%	180,053	65.5%	176,885	74.5%
Loss from operations	(15,118)	(4.6)%	(19,733)	(7.2)%	(31,779)	(13.4)%
Interest expense	(1,589)	(0.5)%	—	(—)%	(290)	(0.1)%
Gain on sale of a right to use a web domain name	—	(—)%	—	(—)%	4,800	2.0%
Other income (expense), net	928	0.3%	495	0.2%	(22)	(—)%
Loss before income taxes	(15,779)	(4.8)%	(19,238)	(7.0)%	(27,291)	(11.5)%
Provision for (benefit from) income taxes	(702)	(0.2)%	241	0.1%	(561)	(0.2)%
Net loss	$(15,077)	(4.6)%	$(19,479)	(7.1)%	$(26,730)	(11.3)%

Revenues

	Year Ended December 31,			2016 to 2017		2015 to 2016
(in thousands, except percentages)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Revenues	$322,115	$275,190	$237,309	$46,925	17%	$37,881	16%

2017 Compared to 2016

Revenues increased by $46.9 million, or 17%, during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase was due to growth in digital promotions revenue driven by the continued growth of Retailer iQ transactions and increase in media revenues, which included revenues related to the Crisp acquisition. During 2017, total transactions were 3.5 billion, as compared to 2.4 billion during 2016. Revenues generated from digital promotion transactions represented 53% of the 17% year over year increase, with the balance of the increase driven by our revenues from digital media campaigns. During 2017, revenues from digital promotion transactions and digital media were 74% and 26% of total revenues, respectively, as compared to 77% and 23% of total revenues, respectively, for 2016.

2016 Compared to 2015

Revenues increased by $37.9 million, or 16%, during the year ended December 31, 2016, as compared to the year ended December 31, 2015. This increase was primarily attributable to an increase in the number of transactions on our platform during 2016 to 2.4 billion from 1.7 billion during 2015. Revenues generated from digital promotion transactions represented 94% of the 16% year over year increase, with the balance of the increase driven by our revenues from digital media campaigns. During 2016, revenues from digital promotion transactions and digital media were 77% and 23% of total revenues, respectively, as compared to 74% and 26% of total revenues, respectively, for 2015.

We expect to see variability in our results quarter over quarter in the future as we continue to integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, and as we continue to manage digital print trends. We expect revenue growth in 2018 from increased media revenues as well as promotions revenues with continued deployment of Retailer iQ and the anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Year Ended December 31,			2016 to 2017		2015 to 2016
(in thousands, except percentages)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Cost of revenues	$140,752	$114,870	$92,203	$25,882	23%	$22,667	25%
Gross profit	$181,363	$160,320	$145,106	$21,043	13%	$15,214	10%
Gross margin	56%	58%	61%

2017 Compared to 2016

Cost of revenues for the year ended December 31, 2017 increased by $25.9 million, or 23%, as compared to the year ended December 31, 2016. The increase was primarily due to an increase of $29.0 million in distribution fees as well as third-party services fees related to the Crisp acquisition, an increase in third-party media service fees of $5.9 million, an increase in amortization expense of $4.5 million related to intangibles acquired from the services and data agreement and Crisp acquisition, an increase in data center expenses of $2.5 million, an increase in salaries and related expenses of $0.5 million, an increase in stock-based compensation of $0.2 million, an increase in restructuring charges of $0.2 million primarily related to severance for the impacted employees, and an increase in other revenue related expenses of $0.3 million. These increases were partially offset by a decrease in amortization expense of $9.8 million associated with our Retailer iQ platform spend which was fully amortized, and the benefit from the non-recurring one-time charge of $7.4 million, recorded during the third quarter of 2016, associated with certain distribution fees under an arrangement with a retailer partner, as discussed in detail in Note 2 (Summary of Significant Accounting Policies).

Gross margin for the year ended December 31, 2017 decreased to 56% from 58%, as compared to the year ended December 31, 2016. The decrease was primarily due an increase in distribution fees of $29.0 million resulting from a greater number of Retailer iQ transactions completed through our platform, attributable to an increase in digital promotion revenues, an increase in third-party media service fees of $5.9 million, an increase in amortization expense of $4.5 million related to intangibles acquired from the services and data agreement and Crisp acquisition and due to the shift in our product mix; partially offset by a decrease in amortization expense of $9.8 million associated with our Retailer iQ platform, and the benefit from the non-recurring one-time charge of $7.4 million, recorded during the third quarter of 2016, associated with certain distribution fees under an arrangement with a retailer partner.

We expect the costs associated with distribution and third-party service fees to continue to increase in the future as we continue to expand and scale our distribution network and reach, and as we continue to pursue opportunities to expand our business through selective acquisitions.

2016 Compared to 2015

Cost of revenues for the year ended December 31, 2016 increased by $22.7 million, or 25%, as compared to the year ended December 31, 2015. The increase was primarily due to higher distribution fees of $23.0 million attributable to an increase in fees of $15.6 million primarily due to higher number of transactions completed through our platform that are subject to fees on third-party sites, a one-time charge of $7.4 million associated with certain distribution fees under an arrangement with a retailer partner, an increase in amortization expense of $2.5 million related to certain exclusive rights acquired under a services and data agreement executed during the third quarter of 2016, an increase in expenses related to Shopmium of $1.5 million and an increase in amortization expense of $1.0 million associated with our Retailer iQ platform, partially offset by a decrease in outsourced data center services fees used to support our business of $5.0 million and reduction in expensed computer supplies of $0.3 million.

Gross margin for the year ended December 31, 2016 decreased to 58% from 61%, as compared to the year ended December 31, 2015. The decrease was primarily due to a one-time charge associated with certain distribution fees under an arrangement with a retailer partner, increase in amortization expense related to certain exclusive rights acquired under a services and data agreement, partially offset by decreased outsourced data center services fees and the benefit from leveraging fixed costs.

Sales and Marketing

	Year Ended December 31,			2016 to 2017		2015 to 2016
(in thousands, except percentages)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Sales and marketing	$92,833	$92,596	$92,454	$237	0%	$142	0%
Percent of revenues	29%	34%	39%

2017 Compared to 2016

Sales and marketing expenses increased by $0.2 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase was primarily due an increase in salaries and related expenses of $1.9 million from hiring additional employees to support our growth and business objectives, an increase in stock-based compensation of $0.8 million, and an increase in restructuring costs of $0.4 million primarily related to severance for the impacted employees, partially offset by a reduction in promotional and advertising costs of $2.9 million resulting from our expense management efforts.

We expect to continue to invest in sales and marketing in order to support our growth and business objectives, while continuing to optimize our investment in promotional and advertising activities.

2016 Compared to 2015

Sales and marketing expenses increased modestly by $0.1 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The modest increase was primarily due to an increase in personnel costs related to Shopmium of $2.1 million, an increase in headcount and related expenses of $1.4 million, from hiring additional employees, an increase in promotional and advertising costs of $1.0 million, as a result of our efforts to improve the effectiveness of our distribution channels, and an increase in facility related costs of $0.5 million due to increased headcount, partially offset by a decrease in stock-based compensation expense of $4.9 million.

Research and Development

	Year Ended December 31,			2016 to 2017		2015 to 2016
(in thousands, except percentages)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Research and development	$50,009	$50,503	$48,367	$(494)	(1)%	$2,136	4%
Percent of revenues	16%	18%	20%

2017 Compared to 2016

Research and development expenses decreased by $0.5 million, or 1%, during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The decrease was primarily due to the increase in capitalization of Quotient Insights software development costs of $3.1 million, partially offset by an increase in research and development support activities of $1.3 million, an increase in stock-based compensation expense of $0.7 million, an increase in restructuring costs of $0.4 million, and an increase in salaries and related expenses of $0.2 million.

During the year ended December 31, 2017, we capitalized internal use software development costs of $3.8 million, as compared to $0.7 million during the year ended December 31, 2016.

We believe that continued investment in technology is critical to attaining our strategic objectives. We intend to balance our investment in research and development with our continued operational and cost optimization efforts, as it provides us with the ability to invest in strategic areas, while managing growth in future periods.

2016 Compared to 2015

Research and development expenses increased by $2.1 million, or 4%, during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase was primarily due to higher third-party consultation and support services of $1.6 million related to the investment we made in our internal business technology infrastructure, an increase in investment in research and development facilities of $1.6 million, and an increase in fixed assets depreciation expense of $0.4 million, partially offset by a decrease in headcount and related expenses of $1.5 million, and a decrease in stock-based compensation expense of $2.4 million.

During the year ended December 31, 2016, we capitalized internal use software development costs of $0.7 million, as compared to $1.5 million during the year ended December 31, 2015.

General and Administrative

	Year Ended December 31,			2016 to 2017		2015 to 2016
(in thousands, except percentages)	2017	2016	2015	$ Change	% Change	$ Change	% Change
General and administrative	$48,124	$43,404	$34,833	$4,720	11%	$8,571	25%
Percent of revenues	15%	16%	15%

2017 Compared to 2016

General and administrative expenses increased by $4.7 million, or 11%, during the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase was primarily due to an increase in restructuring costs of $2.4 million primarily related to facility exit costs and severance for the impacted employees, an increase in stock-based compensation expense of $2.3 million, certain acquisition related fees of $1.9 million due to the Crisp acquisition, an increase in ERP software implementation costs of $1.1 million, an increase in salaries and related expenses of $0.4 million, partially offset by a decrease in third-party consultation services of $2.1 million, and a decrease in allowance for doubtful accounts of $1.3 million due to collection efforts.

The increase in personnel costs relating to salaries, stock-based compensation, and employee-related expenses, was due to an increase in employee headcount required to support our business growth. The increase in third-party consultation services relating to legal, accounting and regulatory compliance costs was due to our continued effort to invest in corporate infrastructure and incur additional expenses associated with being a public company.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting expenses, and compliance costs associated with the Sarbanes-Oxley Act.

2016 Compared to 2015

General and administrative expenses increased by $8.6 million, or 25%, during the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase was primarily due to an increase in headcount related costs of $6.2 million, which includes an increase in stock-based compensation expense of $2.2 million; an increase in expense of $1.0 million relating to a modification of stock options and RSUs granted to a former employee; an increase in third-party consultation services of $0.8 million; an increase in personnel costs of $0.4 million due to Shopmium; and an increase of $0.2 million related to Enterprise Resource software implementation costs.

Change in Fair Value of Escrowed Shares and Contingent Consideration, Net

	Year Ended December 31,			2016 to 2017		2015 to 2016
(in thousands, except percentages)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$5,515	$(6,450)	$1,231	$11,965	(186)%	$(7,681)	(624)%
Percent of revenues	2%	(2)%	1%

2017 Compared to 2016

During the year ended December 31, 2017, we recorded a loss of $3.7 million due to the change in fair value of Crisp contingent consideration related to the increase in expected achievement of certain financial metrics over the contingent consideration period, as discussed in Note 3 (Fair Value Measurements), a loss of $2.0 million due to the decrease in fair value of certain escrowed shares related to a decrease in the Company’s stock price, as discussed in Note 7 (Goodwill and Intangible Assets), partially offset by a gain of $0.2 million due to the change in fair value of the Shopmium contingent consideration related Shopmium not meeting its revenue and profit milestones during the contingent consideration measurement period, as discussed in Note 3 (Fair Value Measurements).

During the year ended December 31, 2016, we recorded a gain of $4.9 million due to the decrease in fair value of certain escrowed shares related to the change in the Company’s stock price, as discussed in Note 7 (Goodwill and Intangible Assets), a gain of $1.2 million due to the change in fair value of Shopmium contingent consideration related to a decline in the expected revenue and profit milestones for the years ending December 31, 2016 and December 31, 2017, as discussed in Note 3 (Fair Value Measurements), and a gain of $0.3 million due to the change in fair value of Eckim contingent consideration related to a decrease in the Company’s stock price when the Company and the sellers of Eckim agreed on the performance against the milestones and when the shares were issued.

2016 Compared to 2015

During the year ended December 31, 2016, we recorded a gain of $4.9 million due to the decrease in fair value of certain escrowed shares related to the change in the Company’s stock price, a gain of $1.2 million due to the change in fair value of Shopmium contingent consideration related to a decline in the expected revenue and profit milestones for the years ending December 31, 2016 and December 31, 2017 and a gain of $0.3 million due to the change in fair value of Eckim contingent consideration related to a decrease in the Company’s stock price when the Company and the sellers of Eckim agreed on the performance against the milestones and when the shares were issued.

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

Interest Expense and Other Income (Expense), Net

	Year Ended December 31,			2016 to 2017		2015 to 2016
(in thousands, except percentages)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Interest expense	$(1,589)	$—	$(290)	$(1,589)	*%	$290	(100)%
Gain on sale of a right to use a web domain name	—	—	4,800	—	*%	(4,800)	*%
Other income (expense), net	928	495	(22)	433	87%	517	(2,350)%
	$(661)	$495	$4,488	$(1,156)	(234)%	$(3,993)	(89)%
* not meaningful

2017 Compared to 2016

The increase in interest expense during the year ended December 31, 2017, as compared to the year ended December 31, 2016, was due to the issuance of the convertible senior notes during the fourth quarter of 2017. The increase in other income (expense), net during the year ended December 31, 2017, as compared to the year ended December 31, 2016 was due to interest income earned on short-term certificate of deposits, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.

We expect interest expense to increase in the future as we continue to amortize the debt discount and issuance costs, and incur interest expense associated with the convertible senior notes.

2016 Compared to 2015

The decrease in interest expense during the year ended December 31, 2016, as compared to the year ended December 31, 2015, was due to repayment in full of $7.5 million in borrowings in the third quarter of 2015. The gain on sale of a right to use a web domain name during the year ended December 31, 2015 was the result of a $4.8 million gain realized from the sale of a right to use a web domain name through a competitive public auction process. The change in other income (expense), net during the year ended December 31, 2016, as compared to 2015, is associated with interest income earned on short-term certificate of deposits and foreign currency exchange rate fluctuations.

Provision for (benefit from) Income Taxes

	Year Ended December 31,			2016 to 2017		2015 to 2016
(in thousands, except percentages)	2017	2016	2015	$ Change	% Change	$ Change	% Change
Provision for (benefit from) income taxes	$(702)	$241	$(561)	$(943)	(391)%	$802	(143)%

2017 Compared to 2016

The income tax benefit of $0.7 million for the year ended December 31, 2017 was primarily attributable to the provisional impact of the re-measurement of certain indefinite lived deferred tax liabilities related to tax deductible goodwill recorded on our consolidated balance sheets due to the Tax Cuts and Jobs Act enacted December 22, 2017. The provision for income taxes of $0.2 million for the year ended December 31, 2016 was primarily attributable to a net increase in deferred tax liabilities associated with the change in fair value of contingent consideration from acquisitions and a decrease in foreign income taxed at non-U.S. tax rates

2016 Compared to 2015

The income tax provision of $0.2 million for the year ended December 31, 2016 was primarily attributable to a net increase in deferred tax liabilities associated with the change in fair value of contingent consideration from prior year acquisitions and a decrease in foreign income taxed at non-US tax rates. The benefit from income taxes during 2015 was primarily attributable to a decrease in deferred tax liabilities that arose from a loss the Company recorded from a change in the fair value of contingent consideration from prior year acquisitions and net foreign tax benefit, partially offset by state income taxes.

Liquidity and Capital Resources

We financed our operations and capital expenditures through the issuance of common stock in our IPO in March 2014, private sales of preferred stock, term debt financing, exercise of stock options and cash flows from operations. In November 2017, we raised additional cash by the issuance of $200.0 million convertible senior notes. As of December 31, 2017, our principal source of liquidity were cash and cash equivalents, and short-term investments totaling $394.5 million, which were held for working capital purposes.

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

Our Board of Directors previously approved programs for us to repurchase shares of our common stock. In April 2017, our Board of Directors authorized a share repurchase program (“2017 Program”) for us to repurchase up to $50.0 million of the Company’s common stock. The 2017 Program has a one year duration beginning on May 5, 2017. Stock repurchases may be made from time-to-time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company may suspend, modify or terminate this repurchase program at any time without prior notice. During the year ended December 31, 2017, the Company did not repurchase any shares of its common stock. As of December 31, 2017, a total of $50.0 million remains available for future share repurchases under the 2017 Program.

During the fourth quarter of 2017, we retired 9,647,708 shares of our treasury stock upon authorization of our Board of Directors. We accounted for the retirement of treasury stock by allocating the excess repurchase price over par value of the repurchased shares between additional paid-in capital and accumulated deficit. When the repurchase price of the shares repurchased is greater than the original issue proceeds, the excess is charged to accumulated deficit.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash flows provided by operating activities	$48,457	$21,815	$9,231
Cash flows used in investing activities	(18,253)	(50,559)	(50,812)
Cash flows provided by (used in) financing activities	198,276	(26)	(24,577)
Effects of exchange rates on cash	(19)	(3)	30
Net increase (decrease) in cash and cash equivalents	$228,461	$(28,773)	$(66,128)

Operating Activities

Cash provided by (used in) operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash provided by (used in) operating activities has typically been due to our net losses and by changes in our operating assets and liabilities.

During 2017, net cash provided by operating activities of $48.5 million reflects our net loss of $15.1 million, adjusted for net non-cash expenses of $57.6 million, and cash provided as a result of changes in working capital of $6.0 million. Non-cash expenses included stock-based compensation, depreciation and amortization, change in the fair value of escrowed shares and contingent consideration, restructuring charge related to facility exit costs, amortization of debt issuance costs, loss on disposal of property and equipment, deferred income taxes and recovery from allowance for doubtful accounts. The cash from the net change in working capital items included, most notably an increase in accounts payable and other current liabilities of $12.8 million and an increase in accrued compensation and benefits of $0.7 million, partially offset by an increase in accounts receivable of $4.4 million due to timing of invoicing and collections, an increase in prepaid expenses and other current assets of $2.5 million related to prepaid subscription and support fees, and a decrease in deferred revenue of $0.6 million.

During 2016, net cash provided by operating activities of $21.8 million reflects our net loss of $19.5 million, adjusted for net non-cash expenses of $53.4 million, partially offset by cash used as a result of changes in working capital of $12.1 million. Non-cash expenses included depreciation and amortization, stock-based compensation, one-time charge for certain distribution fees under an arrangement with a retailer partner, change in the fair value of escrowed shares and contingent consideration, loss on disposal of property and equipment, deferred income taxes and provision for allowance for doubtful accounts. The use of cash from the net change in working capital items included, an increase in accounts receivable of $9.4 million, a decrease in accrued compensation and benefits of $1.9 million, a decrease in accounts payable and other current liabilities of $1.7 million, and a decrease in deferred revenues of $0.5 million, partially offset by a decrease in prepaid expenses and other assets of $1.4 million related to the timing of payments.

During 2015, cash provided by operating activities of $9.2 million reflects our net loss of $26.7 million, adjusted for net non-cash expenses of $45.7 million, partially offset by cash used as a result of changes in working capital of $9.7 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt issuance costs, and change in the fair value of the contingent consideration, a gain on sale of a right to use a web domain name which is a reclassification of cash flows to investing activities, deferred income taxes, provision for allowances for doubtful accounts and loss on disposal of property and equipment. The use of cash from the net change in working capital items included an increase in accounts receivable of $12.8 million due to an increase in billing for media campaigns as well as timing of payments and an increase in prepaid expenses and other assets of $1.2 million related to the timing of payments, offset by an increase in accounts payable and other current liabilities of $3.0 million and increase in deferred revenues of $1.2 million and accrued compensation and benefits of $0.1 million.

Investing Activities

Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations and the development activities related to our future offerings including Quotient Insights. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future. In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

During 2017, net cash used in investing activities of $18.2 million was primarily due to purchases of certificates of deposits of $114.2 million, net cash consideration paid for the Crisp acquisition of $21.0 million, purchases of property, equipment and intangible assets of $6.5 million, which includes capitalized software development costs related to Quotient Insights, and technology hardware and software to support our growth, partially offset by proceeds from the maturities of certificates of deposits of $123.5 million.

During 2016, net cash used in investing activities of $50.6 million was primarily due to purchases of certificates of deposits of $88.2 million, purchases of property, equipment and intangible assets of $6.4 million that includes technology hardware and software, and leasehold improvements to support our growth as well as capitalized development and enhancement costs related to Retailer iQ and Quotient Insights, partially offset by proceeds from the maturity of a certificate of deposit of $44.0 million.

During 2015, net cash used in investing activities of $50.8 million was primarily due to the purchase of a certificate of deposit investment of $25.0 million, net cash consideration paid for the acquisition of Shopmium of $16.8 million, purchases of property and equipment of $13.2 million, partially offset by proceeds from the sale of a right to use a web domain name of $4.8 million.

Financing Activities

Our financing activities consisted primarily of net proceeds from the issuance of net borrowings under term debt, a line of credit and convertible senior notes, the issuance of shares of common stock upon the exercise of stock options and repurchases of common stock.

During 2017, net cash provided by financing activities of $198.3 million was primarily due the issuance of $200.0 million principal amount of convertible senior notes due 2022, net of issuance costs of $6.2 million, proceeds received from exercises of stock options under stock plans of $8.8 million, partially offset by payments for taxes related to shares withheld to cover the required payroll withholding taxes for the settlement of equity awards of $4.0 million, and payments on promissory note and capital lease obligations of $0.3 million.

During 2016, net cash used in financing activities was insignificant, primarily due to repurchases of our common stock of $11.9 million, offset by proceeds received from exercises of stock options of $12.0 million.

During 2015, net cash used in financing activities of $24.6 million was primarily due to repurchases of our common stock of $22.7 million and cash used to terminate and pay off the total debt outstanding on our line of credit of $7.5 million, partially offset by proceeds received from exercises of stock options of $5.7 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

Contractual Obligations

The following table summarizes our future minimum payments under contractual commitments as of December 31, 2017 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Convertible senior notes (1)	$200,000	$—	$—	$200,000	$—
Interest obligations (2)	17,208	3,500	7,000	6,708	—
Capital leases	61	48	13	—	—
Operating leases (3)	14,153	4,691	6,498	1,634	1,330
Purchase obligations (4)	14,221	4,767	3,419	1,315	4,720
Total	$245,643	$13,006	$16,930	$209,657	$6,050

(1)	Represents aggregate principal amount of the convertible senior notes, without the effect of associated discounts.

(2)	Represents the estimated interest obligation for our outstanding convertible senior notes that is payable in cash.

(3)

We lease various office facilities, including our corporate headquarters in Mountain View, California and various sales offices, under operating lease agreements that expire through September 2024. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

(4)

We have an unconditional purchase commitment for the years 2018 to 2034 in the amount of $6.5 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which we use for sales and marketing purposes. We have unconditional purchase commitments, primarily related to software license fees and marketing services, of $7.7 million.

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

We believe that the assumptions and estimates associated with business combinations, goodwill and intangible assets, net, impairment of long lived assets, convertible senior notes, revenue recognition, stock-based compensation, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements.

Business Combinations

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. Under the acquisition method of accounting, the total consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of the consideration transferred over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

In determining the fair value of assets acquired and liabilities assumed in a business combination, we use recognized valuation methods, including the income approach, market approach and cost approach, and apply present value modeling. Our significant estimates in the income, market or cost approach include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable net revenues and operating income multiples in estimating the fair value. We also make certain assumptions specific to present value modeling valuation techniques which include risk-adjusted discount rates, rates of increase in operating expenses, weighted-average cost of capital, long-term growth rate assumptions and the future effective income tax rates.

The valuations of our acquired businesses have been performed by valuation specialists under our management’s supervision. We believe that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.

Acquisition related costs are not considered part of the consideration, and are expensed as general and administrative expense as incurred. Contingent consideration, if any is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period, typically based on the expected achievement of certain financial metrics, until, the assessment period is over and it gets finally settled.

Goodwill and Intangible Assets

Goodwill is tested for impairment at least annually, and more frequently upon the occurrence of certain events that may indicate that the carrying value of goodwill may not be recoverable. Events or circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or in legal factors, an adverse action or assessment by a regulator, a loss of key personnel, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant underperformance relative to operating performance indicators, a significant decline in market capitalization and significant changes in competition. We complete our annual impairment test during the fourth quarter of each year, at the reporting unit level, which is at the company level as a whole, since we operate in one single reporting segment.

Intangible assets with a finite life are amortized over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and the fair value.

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

During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner that were deemed unrecoverable. When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through its Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. We considered various factors in its assessment including its historical experience with transaction volumes through the retailer and other comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the three months ended September 30, 2016, we recognized a one-time charge of $7.4 million related to such distribution fees in cost of revenues on the accompanying consolidated statement of operations. As of December 31, 2017, we had no prepaid non-refundable payments with our Retailer IQ partners.

Convertible Senior Notes

In accounting for the issuance of the notes, we separated the notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference represents a debt discount that is amortized to interest expense over the terms of the notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the notes, we allocated the total amount incurred to the liability and equity components. Issuance costs attributable to the liability components are being amortized to expense over the contractual term of the notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

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

Stock-based Compensation

We account for stock-based compensation using the fair value method, which requires us to measure the stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. We adopted ASU 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. Upon adoption, we elected to change our accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment related to estimated forfeitures of $3.4 million recorded to accumulated deficit balance as of January 1, 2017. Equity awards issued to nonemployees are recorded at fair value on their measurement date and are subject to adjustment each period as the awards vest.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $0.7 million as an income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $27.7 million, with a corresponding provisional valuation allowance of $28.4 million, resulting in a provisional income tax benefit of $0.7 million attributable to the re-measurement of certain indefinite lived deferred tax liabilities related to tax deductible goodwill. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was immaterial based on cumulative foreign deficits from our foreign subsidiaries.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $27.7 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance of $28.4 million, was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities. Any subsequent adjustment to these amounts may be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). In addition, the FASB issued subsequent ASUs, which serve to clarify certain aspects of ASU 2014-09. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the standard requires reporting companies to also disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to delay the effective date of this amendment by one year; accordingly, the Company is required to adopt the amendments in the first quarter of 2018. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but not before the original effective date of the amendment, which was the first quarter of 2017.

The Company has completed its evaluation of the overall impact of the new standard on its accounting policies, processes, system requirements, and internal controls over financial reporting. In addition to internal resources, the Company engaged third-party service providers to assist with the evaluation. The Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. The Company will adopt the new revenue standard in the first quarter of 2018 using the modified retrospective method, and does not expect a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

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

Market Risk and Market Interest Risk

In November 2017, we issued $200.0 million aggregate principal amount of 1.75% convertible senior notes due 2022. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

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

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Quotient Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quotient Technology Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

San Jose, California
February 16, 2018

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$334,635	$106,174
Short-term investments	59,902	69,172
Accounts receivable, net of allowance for doubtful accounts of $786 and $1,338 at December 31, 2017 and 2016, respectively	81,189	71,945
Prepaid expenses and other current assets	8,737	6,293
Total current assets	484,463	253,584
Property and equipment, net	16,610	16,376
Intangible assets, net	46,490	47,987
Goodwill	80,506	43,895
Other assets	1,006	914
Total assets	$629,075	$362,756
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,090	$4,968
Accrued compensation and benefits	13,914	13,202
Other current liabilities	35,538	20,864
Deferred revenues	6,276	6,856
Contingent consideration related to acquisitions	18,500	—
Total current liabilities	80,318	45,890
Other non-current liabilities	3,205	2,548
Convertible senior notes, net	145,821	—
Deferred tax liabilities	1,690	2,569
Total liabilities	231,034	51,007
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized and 93,199,718 shares issued and outstanding at December 31, 2017; 250,000,000 shares authorized and 98,208,117 shares issued and 88,560,409 outstanding at December 31, 2016	1	1
Additional paid-in capital	686,025	647,474
Treasury stock, at cost	—	(96,574)
Accumulated other comprehensive loss	(700)	(748)
Accumulated deficit	(287,285)	(238,404)
Total stockholders’ equity	398,041	311,749
Total liabilities and stockholders’ equity	$629,075	$362,756

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues	$322,115	$275,190	$237,309
Costs and expenses:
Cost of revenues	140,752	114,870	92,203
Sales and marketing	92,833	92,596	92,454
Research and development	50,009	50,503	48,367
General and administrative	48,124	43,404	34,833
Change in fair value of escrowed shares and contingent consideration, net	5,515	(6,450)	1,231
Total costs and expenses	337,233	294,923	269,088
Loss from operations	(15,118)	(19,733)	(31,779)
Interest expense	(1,589)	—	(290)
Gain on sale of a right to use a web domain name	—	—	4,800
Other income (expense), net	928	495	(22)
Loss before income taxes	(15,779)	(19,238)	(27,291)
Provision for (benefit from) income taxes	(702)	241	(561)
Net loss	$(15,077)	$(19,479)	$(26,730)

Net loss per share, basic and diluted	$(0.17)	$(0.23)	$(0.32)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	89,505	84,157	82,807

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(15,077)	$(19,479)	$(26,730)
Other comprehensive income (loss):
Foreign currency translation adjustments	48	(1)	(746)
Comprehensive loss	$(15,029)	$(19,480)	$(27,476)

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance as of December 31, 2014	81,380,014	$1	$531,018	4,844,906	$(61,935)	$(1)	$(192,195)	$276,888
Exercise of employee stock options	1,232,184	—	4,081	—	—	—	—	4,081
Vesting of restricted stock units	2,006,143	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	193,495	—	1,599	—	—	—	—	1,599
Issuance of common stock, acquisition	278,639	—	1,544	—	—	—	—	1,544
Stock-based compensation	—	—	32,346	—	—	—	—	32,346
Repurchases of common stock	(3,095,189)	—	—	3,095,189	(23,492)	—	—	(23,492)
Other comprehensive loss	—	—	—	—	—	(746)	—	(746)
Net loss	—	—	—	—	—	—	(26,730)	(26,730)
Balance as of December 31, 2015	81,995,286	$1	$570,588	7,940,095	$(85,427)	$(747)	$(218,925)	$265,490
Exercise of employee stock options	2,328,197	—	10,578	—	—	—	—	10,578
Vesting of restricted stock units	2,422,146	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	185,066	—	1,388	—	—	—	—	1,388
Issuance of common stock, acquisition	337,327	—	1,944	—	—	—	—	1,944
Issuance of common stock related to a services and data agreement	3,000,000		39,570	—	—	—	—	39,570
Stock-based compensation	—	—	28,286	—	—	—	—	28,286
Change in fair value of escrowed shares related to a services and data agreement	—	—	(4,880)	—	—	—	—	(4,880)
Repurchases of common stock	(1,707,613)	—	—	1,707,613	(11,147)	—	—	(11,147)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(19,479)	(19,479)
Balance as of December 31, 2016	88,560,409	$1	$647,474	9,647,708	$(96,574)	$(748)	$(238,404)	$311,749
Exercise of employee stock options	1,435,484	—	6,200	—	—	—	—	6,200
Vesting of restricted stock units	1,750,137	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	275,761	—	2,563	—	—	—	—	2,563
Payments for taxes related to net share settlement of equity awards	—	—	(4,012)	—	—	—	—	(4,012)
Issuance of common stock, acquisition	1,177,927	—	12,957	—	—	—	—	12,957
Cumulative-effect of accounting change	—	—	3,381	—	—	—	(3,381)	—
Conversion feature of convertible senior notes, net of issuance costs	—	—	49,090	—	—	—	—	49,090
Retirement of treasury stock	—	—	(66,151)	(9,647,708)	96,574	—	(30,423)	—
Stock-based compensation	—	—	32,523	—	—	—	—	32,523
Change in fair value of escrowed shares related to a services and data agreement	—	—	2,000	—	—	—	—	2,000
Other comprehensive loss	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(15,077)	(15,077)
Balance as of December 31, 2017	93,199,718	$1	$686,025	—	$—	$(700)	$(287,285)	$398,041

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(15,077)	$(19,479)	$(26,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,840	22,770	16,500
Stock-based compensation	32,252	28,286	32,346
Amortization of debt discount and issuance cost	1,148	—	134
Restructuring charge related to facility exit costs	2,074	—	—
Gain on sale of a right to use a web domain name	—	—	(4,800)
Loss on disposal of property and equipment	85	476	146
Allowance for doubtful accounts	(655)	652	680
Deferred income taxes	(702)	241	(561)
One-time charge for certain distribution fees	—	7,435	—
Change in fair value of escrowed shares and contingent consideration, net	5,515	(6,450)	1,231
Changes in operating assets and liabilities:
Accounts receivable	(4,382)	(9,358)	(12,792)
Prepaid expenses and other current assets	(2,553)	1,360	(1,231)
Accounts payable and other current liabilities	12,834	(1,718)	2,967
Accrued compensation and benefits	658	(1,914)	146
Deferred revenues	(580)	(486)	1,189
Other liabilities	—	—	6
Net cash provided by operating activities	48,457	21,815	9,231

Cash flows from investing activities:
Purchases of property and equipment	(6,475)	(6,281)	(13,170)
Purchases of intangible assets	—	(106)	(636)
Proceeds from sale of a right to use a web domain name	—	—	4,800
Acquisitions, net of cash acquired	(21,048)	—	(16,806)
Purchases of short-term investments	(114,239)	(88,172)	(25,000)
Proceeds from maturities of short-term investment	123,509	44,000	—
Net cash used in investing activities	(18,253)	(50,559)	(50,812)

Cash flows from financing activities:
Proceeds from borrowings on convertible senior notes, net of issuance costs	193,763	—	—
Proceeds from issuances of common stock under stock plans	8,763	11,966	5,680
Payments for taxes related to net share settlement of equity awards	(4,012)	—	—
Repayment of debt obligations	—	—	(7,500)
Repurchases of common stock	—	(11,944)	(22,695)
Principal payments on promissory note and capital lease obligations	(238)	(48)	(62)
Net cash provided by (used in) financing activities	198,276	(26)	(24,577)
Effect of exchange rates on cash and cash equivalents	(19)	(3)	30
Net increase (decrease) in cash and cash equivalents	228,461	(28,773)	(66,128)
Cash and cash equivalents at beginning of period	106,174	134,947	201,075
Cash and cash equivalents at end of period	$334,635	$106,174	$134,947

Supplemental disclosures of cash flow information
Cash paid for income taxes	$168	$140	$14
Cash paid for interest	29	3	196
Supplemental disclosures of noncash investing and financing activities
Fair value of common stock issued in connection with a services and data agreement	—	39,570	—
Computer equipment acquired under promissory note	819	—	797
Issuance of shares related to Crisp acquisition	12,957	1,944	1,544
Property and equipment acquired under capital leases	31	22	—
Fixed asset purchases not yet paid	973	1,324	1,365

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

Notes to Consolidated Financial Statements

1. Background

Description of Business

Quotient Technology Inc., is a provider of an industry leading digital marketing platform that drives sales by delivering personalized and targeted coupons and ads to shoppers at the right moment on their path to purchase. The Company has built a scaled network of consumer packaged goods (“CPG”) brands, retailers and shoppers, all digitally connected through our core platform, called Retailer iQ. Using proprietary and licensed data, including online behaviors, purchase intent, and retailers’ in-store point-of-sale (“POS”) shopper data, the Company targets shoppers with the most relevant digital coupons and ads, as well as measure campaign performance, including attribution of dollars spent on digital marketing to in-store sales. Customers and partners use the Company’s digital platform as a more effective channel to influence shoppers.

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

Business Combinations

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. Under the acquisition method of accounting, the total consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of the consideration transferred over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Acquisition related costs are not considered part of the consideration, and are expensed as general and administrative expense as incurred. Contingent consideration, if any is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period, typically based on the expected achievement of certain financial metrics, until, the assessment period is over and it gets finally settled.

Goodwill and Intangible Assets

Intangible assets with a finite life are amortized over their estimated useful lives. Goodwill is tested for impairment at least annually, and more frequently upon the occurrence of certain events that may indicate that the carrying value of goodwill may not be recoverable. The Company completes its annual impairment test during the fourth quarter of each year, at the reporting unit level, which is at the company level as a whole, since the Company operates in one single reporting segment. There was no impairment of goodwill for the years ended December 31, 2017, 2016 and 2015.

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

During the third quarter of 2016, the Company recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner that were deemed unrecoverable. When the Company delivers a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through its Retailer iQ platform, and the consumer takes certain actions, the Company pays a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. The Company considered various factors in its assessment including its historical experience with transaction volumes through the retailer and other comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the three months ended September 30, 2016, the Company recognized a one-time charge of $7.4 million related to such distribution fees in cost of revenues on the accompanying consolidated statement of operations. As of December 31, 2017, the Company had no prepaid non-refundable payments with our Retailer iQ partners. The Company has not recognized any impairment of long-lived assets during the years ended December 31, 2017 and 2015.

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

Convertible Senior Notes

In November 2017, the Company issued $200.0 million aggregate principal amount of 1.75% convertible senior notes due 2022 (the “notes”). In accounting for the issuance of the notes, the Company separated the notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the notes as a whole. This difference represents a debt discount that is amortized to interest expense over the terms of the notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the notes, the Company allocated the total amount incurred to the liability and equity components. Issuance costs attributable to the liability components are being amortized to expense over the contractual term of the notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

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

Deferred Revenues

Deferred revenues consist of coupon setup fees, activation fees, and digital media fees that are expected to be recognized upon coupon activations, or delivery of media impressions or clicks, which generally occurs within the next twelve months.

Cost of Revenues

Cost of revenues consist primarily of distribution fees, personnel costs and depreciation and amortization expense, software and acquired intangible assets incurred on revenue producing technologies, data center costs, third-party service fees including traffic acquisition costs and purchase of third party data. Distribution fees consist of payments to partners within the Company’s network for their digital coupon publishing services. Personnel costs include salaries, bonuses, stock-based awards and employee benefits. The personnel costs are primarily attributable to individuals maintaining the Company’s data centers and operations, which initiate, sets up and deliver digital coupon media campaigns. Depreciation and amortization expense includes depreciation of data center equipment and amortization of capitalized internal use software.

Research and Development Expense

The Company expenses the cost of research and development as incurred. Research and development expense consists primarily of personnel and related headcount costs and costs of professional services associated with the ongoing development of the Company’s technology.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method, which requires the Company to measure the stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The Company adopted ASU 2016-09 Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. Upon adoption, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment related to estimated forfeitures of $3.4 million recorded to accumulated deficit balance as of January 1, 2017. Equity awards issued to nonemployees are recorded at fair value on their measurement date and are subject to adjustment each period as the awards vest.

Advertising Expense

Advertising costs are expensed when incurred and are included in sales and marketing expense on the accompanying consolidated statements of operations. The Company incurred $1.0 million, $2.7 million and $1.4 million of advertising costs during the years ended December 31, 2017, 2016 and 2015, respectively. Advertising costs consist primarily of online marketing costs, such as sponsored search, advertising on social networking sites, e-mail marketing campaigns, loyalty programs, and affiliate programs.

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

Net Income (Loss) per Share

The Company’s basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The diluted net income (loss) per share is computed by giving effect to all potentially dilutive common share equivalents outstanding during the period. The dilutive effect of dilutive common share equivalents is reflected in diluted net income (loss) per share by application of the treasury stock method. Since the Company intends to settle the principal amount of its outstanding convertible senior notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The effects of options to purchase common stock, RSUs, certain shares held in escrow, and convertible senior notes are excluded from the computation of diluted net loss per share attributable to common stockholders because their effect is antidilutive.

Segments

The Company’s chief operating decision maker, who is the Chief Executive Officer, reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. There are no segment managers who are held accountable by the chief operating decision maker, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, the Company has determined that it operates in one single reporting segment.

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

The Company has completed its evaluation of the overall impact of the new standard on its accounting policies, processes, system requirements, and internal controls over financial reporting. In addition to internal resources, the Company engaged third-party service providers to assist with the evaluation. The Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. The Company will adopt the new revenue standard in the first quarter of 2018 using the modified retrospective method, and does not expect a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(2)	100,152	—	—	100,152
Certificate of deposits (3)	—	59,902	—	59,902
Total	$100,152	$59,902	$—	$160,054
Liabilities:
Contingent consideration related to Crisp acquisition (1)	—	—	18,500	18,500
Contingent consideration related to Shopmium acquisition (4)	—	—	—	—
Total	$—	$—	$18,500	$18,500

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Certificate of deposits (3)	—	69,172	—	69,172
Total	$—	$69,172	$—	$69,172
Liabilities:
Contingent consideration related to Shopmium acquisition (4)	—	—	185	185
Total	$—	$—	$185	$185

(1) Included in contingent consideration related to acquisitions
(2) Included in cash and cash equivalents
(3) Included in short-term investments
(4) Included in other non-current liabilities

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

The following table represents the change in the contingent consideration (in thousands):

	Shopmium	Crisp
	Level 3	Level 3
Balance as of December 31, 2016	$185	$—
Addition related to Crisp acquisition	—	14,800
Change in fair value	(185)	3,700
Balance as of December 31, 2017	$—	$18,500

For the year ended December 31, 2017, the Company recorded a loss of $3.5 million due to the changes in fair value of contingent consideration. The change in fair value of Crisp contingent consideration is due to an increase in expected achievement of certain financial metrics over the contingent consideration period. The change in fair value of Shopmium contingent consideration is due to it not meeting its revenue and profit milestones for the years ending December 31, 2016 and 2017. Accordingly, the Company has determined that there is no payout related to the Shopmium contingent consideration. The changes in the fair value of the contingent consideration are included as a component of operations in the accompanying consolidated statements of operations.

There were no transfers between fair value hierarchies during the year ended December 31, 2017.

Fair Value Measurements of Other Financial Instruments

As of December 31, 2017, the fair value of the 1.75% convertible senior notes due 2022 was $196.3 million. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

4. Allowance for Doubtful Accounts

The summary of activities in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$1,338	$833	$408
Additions related to Crisp acquisition	229	—	—
Bad debt expense (recovery)	(655)	652	680
Write-offs, net	(126)	(147)	(255)
Balance at end of period	$786	$1,338	$833

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Software	$33,198	$32,286
Computer equipment	24,342	22,664
Leasehold improvements	7,905	8,141
Furniture and fixtures	2,107	2,296
Total	67,552	65,387
Accumulated depreciation and amortization	(55,752)	(50,249)
Projects in process	4,810	1,238
Property and equipment, net	$16,610	$16,376

Depreciation and amortization expense of property and equipment was $6.9 million, $16.0 million and $13.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company disposed of equipment with an original cost of $1.5 million, $5.4 million and $2.9 million, resulting in a loss on disposal of $85,000, $476,000 and $146,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

During the years ended December 31, 2017, 2016 and 2015, the Company capitalized $3.8 million, $0.7 million, and $1.5 million, respectively, of development costs related to internal software. The Company recognized $0.6 million, $10.5 million and $9.4 million of amortization expense related to internal use software, included in property and equipment depreciation and amortization expense above, and recorded as cost of revenues during the year ended December 31, 2017, 2016 and 2015 respectively. The unamortized capitalized development and enhancement costs related to internal software were $4.4 million and $1.2 million as of December 31, 2017 and 2016, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	December 31,
	2017	2016
Bonus	$7,212	$5,985
Commissions	4,199	3,572
Vacation	371	1,916
Payroll and related expenses	2,132	1,729
Accrued compensation and benefits	$13,914	$13,202

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Distribution fees	$18,485	$12,463
Marketing expenses	2,826	3,383
Prefunded Liability	2,151	1,345
Traffic Acquisition Cost	3,040	—
Other	9,036	3,673
Other current liabilities	$35,538	$20,864

6. Acquisitions

On May 31, 2017, the Company acquired all the outstanding shares of Crisp Media, Inc. (“Crisp”), a mobile marketing and advertising company, delivering shopper marketing media campaigns for consumer packaged goods brands (CPGs) and retailers. Crisp’s mobile media expertise complements Quotient’s proprietary shopper data, retail network and existing promotions and media offerings. The total preliminary acquisition consideration of $51.9 million consisted of $24.1 million in cash, 1,177,927 shares of the Company’s common stock with a fair value of $13.0 million or $11.00 per share, and contingent consideration of up to $24.5 million payable in cash with a fair value of $14.8 million, as of the acquisition date. The contingent consideration payout is based on Crisp achieving certain financial metrics over a period of one year after closing and is payable within 105 days after May 31, 2018. At the date of acquisition, the contingent consideration’s fair value of $14.8 million was determined by using an option pricing method. Refer to Footnote 3 for fair value of contingent consideration at December 31, 2017.

On October 30, 2015, the Company acquired all the outstanding shares of Shopmium S.A. (“Shopmium”), a company based in France, and creator of a mobile app for receipt-scanning and cash-back. The total acquisition consideration of $19.5 million consisted of $16.5 million in cash, 278,639 shares of the Company’s common stock with a fair value of $1.5 million or $5.54 per share, and contingent consideration of up to $4.8 million payable in cash with a fair value of $1.5 million. The contingent consideration payout is based on Shopmium achieving certain revenue and profit milestones for the years ended December 31, 2016 and 2017. At the date of acquisition, the contingent consideration’s fair value of $1.5 million was determined using a Monte Carlo simulation. The contingent consideration is payable on or before March 31, 2018. As of December 31, 2017, Shopmium did not meet its revenue and profit milestones during the contingent consideration measurement period. Accordingly, the fair value of the contingent consideration is zero since the Company has determined that there is no payout. Refer to Footnote 3 for fair value of contingent consideration at December 31, 2017 and 2016.

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

Assets acquired and liabilities assumed were recorded at their fair values as of the respective acquisition dates. The following table summarizes the consideration paid for each acquisition and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	Acquisition Related Expenses (1)
Crisp	$51,904	$5,893	$9,400	$36,611	Not Deductible	$1,504
Shopmium	19,461	(1,383)	5,803	15,041	Not Deductible	333
	$71,365	$4,510	$15,203	$51,652		$1,837

(1) Expensed as general and administrative

The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions: (in thousands):

	Crisp	Shopmium	Total	Estimated Useful Life (in Years)
Developed technologies	$5,000	$3,343	$8,343	4 - 5
Customer relationships	2,800	1,696	4,496	5 - 7
Domain names	—	344	344	5
Trade names	1,600	—	1,600	4
Vendor relationships	—	—	—	4
Registered users	—	420	420	4
Patents	—	—	—	5
Total identifiable intangible assets	$9,400	$5,803	$15,203

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

7. Goodwill and Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The changes in the carrying value of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2016	$43,895
Acquisition of Crisp	36,611
Balance as of December 31, 2017	$80,506

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

The consideration for such services and data rights aggregated to $39.6 million based on the fair value of 3,000,000 shares of the Company’s common stock at the date of entering into the Agreement. Out of the 3,000,000 shares issued, 1,000,000 shares were issued within five business days of execution of the Agreement and 2,000,000 shares are held in escrow and will be released in two equal installments, within 15 business days following the years ending December 31, 2017 and 2018. The fair value of the shares held in escrow was recorded in additional paid in capital and is subject to re-measurement until released from escrow. During the years ended December 31, 2017 and 2016, the Company recorded a loss of $2.0 million and a gain of $4.9 million, respectively, due to the change in the Company’s stock price. Gains and losses as a result of the changes in the fair value of the shares that are being held in escrow are included in change in fair value of escrowed shares and contingent consideration, net on the accompanying consolidated statement of operations. As of December 31, 2017, the contingencies for the release of the first installment of 1,000,000 shares held in escrow have been met. Subsequent to December 31, 2017, a total of 1,000,000 shares were released from escrow.

The consideration of $39.6 million as well as the capitalized transaction costs of $0.1 million were allocated to the acquired intangible assets based on the respective fair values. The Company is amortizing the intangible assets on a straight-line basis over their respective estimated useful lives in cost of revenues on the accompanying consolidated statement of operations.

Intangible assets consist of the following (in thousands):

	December 31, 2017
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Promotion service rights	$22,492	$(4,252)	$18,240	6.1
Developed technologies	12,187	(5,013)	7,174	3.0
Customer relationships	11,660	(6,547)	5,113	4.3
Data access rights	10,801	(2,666)	8,135	4.3
Media service rights	6,383	(1,575)	4,808	4.3
Domain names	5,949	(4,689)	1,260	1.3
Trade names	1,767	(401)	1,366	3.4
Patents	975	(769)	206	4.5
Vendor relationships	890	(890)	—	—
Registered users	420	(232)	188	2.2
	$73,524	$(27,034)	$46,490	4.7

As of December 31, 2017 and 2016, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

	December 31, 2016
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Promotion service rights	$22,492	$(1,256)	$21,236	7.1
Data access rights	10,801	(787)	10,014	5.3
Customer relationships	8,860	(4,951)	3,909	3.1
Developed technologies	7,187	(2,926)	4,261	3.3
Media service rights	6,383	(465)	5,918	5.3
Domain names	5,948	(4,070)	1,878	2.2
Patents	975	(718)	257	5.6
Vendor relationships	890	(667)	223	1.0
Registered users	420	(129)	291	3.3
Trade names	167	(167)	—	—
	$64,123	$(16,136)	$47,987	5.6

Amortization expense related to intangible assets subject to amortization was $10.9 million, $6.8 million and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated amortization expense related to intangible assets is as follows (in thousands):

Total
2018	$11,467
2019	10,378
2020	8,962
2021	7,104
2022	4,408
Thereafter	3,818
Total estimated amortization expense	$46,137

8. Debt Obligations

2017 Convertible Senior Notes

In November 2017, the Company issued $200.0 million aggregate principal amount of 1.75% convertible senior notes due 2022 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the “notes”). The notes are unsecured obligations of the Company and bear interest at a fixed rate of 1.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2018. The total net proceeds from the debt offering, after deducting transaction costs, were approximately $193.8 million.

The conversion rate for the notes will initially be 57.6037 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $17.36 per share of common stock, subject to adjustment upon the occurrence of specified events.

Holders of the notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the notes on each such trading day; (3) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after September 1, 2022, holders may convert all or any portion of their notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company intends to settle the principal amount of the notes with cash.

The Company may not redeem the notes prior to December 5, 2020. It may redeem for cash all or any portion of the notes, at its option, on or after December 5, 2020 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than three trading days preceding the date on which it provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes.

If the Company undergoes a fundamental change prior to the maturity date, holders may require the Company to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

In accounting for the issuance of the notes, the Company separated the notes into liability and equity components. The carrying amount of the liability component of $149.3 million was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component of $50.7 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the notes at an effective interest rate of 5.8%.

The Company allocated the total debt issuance costs incurred of $6.2 million to the liability and equity components of the notes in proportion to the respective values. Issuance costs attributable to the liability component of $4.6 million are being amortized to interest expense using the effective interest method over the contractual terms of the notes. Issuance costs attributable to the equity component of $1.6 million were netted with the equity component in additional paid-in capital.

The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the consolidated balance sheets was as follows (in thousands):

December 31,
2017
Principal	$200,000
Unamortized debt discount	(49,631)
Unamortized debt issuance costs	(4,548)
Net carrying amount of the liability component	$145,821

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the consolidated balance sheets was as follows (in thousands):

December 31,
2017
Debt discount related to value of conversion option	$50,670
Debt Issuance costs	(1,580)
Net carrying amount of the equity component	$49,090

The following table sets forth the interest expense related to the notes recognized in interest expense on the consolidated statements of operations (in thousands):

Year Ended
December 31,
2017
Contractual interest expense	$406
Amortization of debt discount	1,039
Amortization of debt issuance costs	109
Total interest expense related to the Notes	$1,554

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

Stock Options

The fair value of each option was estimated using Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected life (in years)	5.50 - 6.25	2.30 - 6.08	5.50 - 6.08
Risk-free interest rate	1.87% - 2.14%	0.68% - 1.34%	1.67% - 1.89%
Volatility	50%	55% - 70%	55% - 60%
Dividend yield	—	—	—

The weighted-average grant-date fair value of options granted was $6.33, $5.14 and $5.50 per share during the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of grant. The RSUs are excluded from issued and outstanding shares until they are vested.

On September 28, 2017 (the “Grant Date”), the Company granted 128,205 performance-based RSUs (“PSU Award”), under the 2013 Equity Incentive Plan, to Mir Aamir, in connection with his promotion to President and Chief Executive Officer. The original PSU Award represented the right to receive shares of the Company’s common stock upon meeting certain vesting conditions which were tied to achievement of certain Company stock price goals. The terms of the original PSU Award were subsequently modified to provide incentives based on targets directly tied to the Company’s performance. The fair value of the original PSU Award of $1.6 million was measured using a Monte Carlo simulation and will be recognized over the requisite service period. The incremental fair value of the modified award of $0.4 million was derived from the excess fair value of the modified PSU award, based on the Company’s stock price as of the modification date, over the fair value of the original PSU award, and will be recognized if the achievement of the performance condition is considered probable over the requisite service period. During the year ended December 31, 2017, the Company recognized $0.2 million stock-based compensation expense in the consolidated financial statements related to the PSU Award.

A summary of the Company’s stock option and RSUs award activity under the Plans is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2014	1,825,112	9,494,763	$7.00	6.57	$107,913	6,809,415	$12.66
Increase in shares authorized	3,255,200	—	—	—	—	—	—
Options granted	(328,680)	328,680	10.05	—	—	—	—
Options exercised	—	(1,232,184)	3.31	—	10,246	—	—
Options canceled or expired	121,593	(121,593)	9.35	—	—	—	—
RSUs granted	(3,673,053)	—	—	—	—	3,673,053	12.43
RSUs released	—	—	—	—	—	(2,006,893)	11.64
RSUs canceled or expired	1,689,129	—	—	—	—	(1,689,129)	12.80
Balance as of December 31, 2015	2,889,301	8,469,666	$7.62	5.91	$19,231	6,786,446	$13.14
Increase in shares authorized	3,279,811	—	—	—	—	—	—
Options granted	(2,197,432)	2,197,432	8.99	—	—	—	—
Options exercised	—	(2,328,197)	4.54	—	15,485	—	—
Options canceled or expired	592,834	(592,834)	8.97	—	—	—	—
RSUs granted	(2,855,267)	—	—	—	—	2,855,267	10.37
RSUs released	—	—	—	—	—	(2,422,146)	11.92
RSUs canceled or expired	1,715,483	—	—	—	—	(1,715,483)	11.81
Balance as of December 31, 2016	3,424,730	7,746,067	$8.83	6.12	$30,507	5,504,084	$12.02
Increase in shares authorized	3,542,416	—	—	—	—	—	—
Options granted	(1,319,680)	1,319,680	$12.76	—	—	—	—
Options exercised	—	(1,435,484)	$4.32	—	$10,768	—	—
Options canceled or expired	218,035	(218,035)	$10.34	—	—	—	—
RSUs and PSUs granted	(2,517,721)	—	—	—	—	2,517,721	$12.04
RSUs released	—	—	—	—	—	(2,040,504)	$12.20
RSUs canceled or expired	787,009	—	—	—	—	(787,009)	$11.47
RSUs withheld for taxes	290,366	—	—	—	—	—	—
Balance as of December 31, 2017	4,425,155	7,412,228	$10.36	6.09	$25,415	5,194,292	$12.26
Vested and exercisable as of December 31, 2017		5,345,298	$10.02	5.08	$22,891
The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $6.6 million, $3.7 million and $3.8 million, respectively.

Additional information for options outstanding and exercisable as of December 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual Term	Exercise	Number of	Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price
$0.15 - $5.33	1,810,210	2.69	$2.47	1,810,210	$2.47
$5.48 - $8.51	1,554,928	7.97	8.31	793,126	8.13
$8.65 - $13.00	2,392,355	7.43	10.94	1,224,054	9.17
$13.04 - $16.25	854,735	6.37	15.46	717,908	15.88
$25.00	800,000	5.87	$25.00	800,000	$25.00
	7,412,228			5,345,298

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the 2013 Employee Stock Purchase Plan (“ESPP”), which became effective in March 2014, pursuant to which 1,200,000 shares of common stock were reserved for future issuance. In addition, ESPP provides for annual increases in the number of shares available for issuance on the first day of each year equal to the least of (i) 0.5% of the outstanding shares of common stock on the last day of the immediately preceding year, (ii) 400,000 shares or (iii) such other amount as may be determined by the Board of Directors. Eligible employees can enroll and elect to contribute up to 15% of their base compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected life (in years)	0.50	0.50	0.50
Risk-free interest rate	0.62% - 1.42%	0.38% - 0.62%	0.08% - 0.33%
Volatility	40% - 50%	50% - 74%	63% - 72%
Dividend yield	—	—	—

During the year ended December 31, 2017, a total of 825,848 shares of common stock were issued under the 2013 Employee Stock Purchase Plan (“ESPP”), since inception of the plan. As of December 31, 2017, a total of 1,574,152 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs, and ESPP included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenues	$2,000	$1,821	$1,728
Sales and marketing	6,621	5,776	10,658
Research and development	7,949	7,286	9,680
General and administrative	15,682	13,403	10,280
Total stock-based compensation expense	$32,252	$28,286	$32,346

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

As of December 31, 2017, there was $56.0 million unrecognized stock-based compensation expense of which $11.1 million is related to stock options and ESPP and $44.9 million is related to RSUs and PSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of December 31, 2017 will be amortized over a weighted-average period of 2.5 years. The total unrecognized stock-based compensation expense related to RSUs as of December 31, 2017 will be amortized over a weighted-average period of 2.5 years.

The Company capitalized stock-based compensation cost of $0.3 million in projects in process as part of property and equipment, net on the accompanying consolidated balance sheets during the year ended December 31, 2017.

10. Stockholders’ Equity

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

Common Stock Repurchases

The Board of Directors has approved programs for the Company to repurchase shares of its common stock. In April 2017, the Board of Directors authorized a share repurchase program (“2017 Program”) for the Company to repurchase up to $50.0 million of its common stock. The 2017 Program has a one year duration beginning on May 5, 2017. Stock repurchases may be made from time-to-time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company may suspend, modify or terminate this repurchase program at any time without prior notice. During the year ended December 31, 2017, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2016, the Company repurchased 3,095,189 shares of its common stock at an aggregate cost of $23.5 million. As of December 31, 2017, $50.0 remains available for future share repurchases under the 2017 Program.

During the fourth quarter of 2017, the Company retired 9,647,708 shares of its treasury stock upon authorization of its Board of Directors. The Company accounted for the retirement of treasury stock by allocating the excess repurchase price over par value of the repurchased shares between additional paid-in capital and accumulated deficit. When the repurchase price of the shares repurchased is greater than the original issue proceeds, the excess is charged to accumulated deficit.

11. Income Taxes

The components of the Company’s loss before provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$12,770	$18,041	$25,385
Foreign	3,009	1,197	1,906
Total	$15,779	$19,238	$27,291

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$43	$—
State	4	8	2
Foreign	173	84	91
Total current income tax expense (benefit)	177	135	93
Deferred:
Federal	(673)	142	(317)
State	84	14	(23)
Foreign	(290)	(50)	(314)
Total deferred income tax expense (benefit)	(879)	106	(654)
Total	$(702)	$241	$(561)

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal tax	(34.00%)	(34.00%)	(34.00%)
State income tax, net of federal tax benefit	0.56%	0.11%	(0.08%)
Tax credits	(8.29%)	(8.14%)	(4.60%)
Stock-based compensation	(0.54%)	1.52%	0.67%
Foreign income taxes at other than U.S. rates	5.74%	2.29%	1.56%
Acquisition related costs	1.66%	—	0.76%
Contingent consideration related to acquisitions	12.28%	(9.04%)	—
Other	2.93%	2.77%	0.41%
IRS Settlement	—	(12.42%)	—
Tax Cuts and Jobs Act	175.93%	—	—
Valuation allowance, net	(160.72%)	58.16%	33.22%
Effective tax rate	(4.45%)	1.25%	(2.06%)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The Company has calculated its best estimate of the impact of the Act in our year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing and as a result have recorded $0.7 million as an income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $27.7 million, with a corresponding provisional valuation allowance of $28.4 million, resulting in a provisional income tax benefit of $0.7 million attributable to the re-measurement of certain indefinite lived deferred tax liabilities related to tax deductible goodwill. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was immaterial based on cumulative foreign deficits from our foreign subsidiaries.

The Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and have not yet determined its accounting policy. At December 31, 2017, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, it is unable to make a reasonable estimate and has not reflected any adjustments related to GILTI in its financial statements

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $27.7 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance of $28.4 million, was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of its deferred tax assets and liabilities. Any subsequent adjustment to these amounts may be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

The Company recorded a benefit from income taxes of $0.7 million for the year ended December 31, 2017, a provision for income taxes of $0.2 million for the year ended December 31, 2016, and benefit from income taxes of $0.6 million for the year ended December 31, 2015. The benefit for income taxes for the year ended December 31, 2017 was primarily attributable to the provisional impact of the re-measurement of certain indefinite lived deferred tax liabilities related to tax deductible goodwill as a result of the Act. The provision for income taxes for the year ended December 31, 2016 was primarily attributable to an increase in deferred tax liabilities associated with the change in fair value of contingent consideration from prior year acquisitions and a decrease in foreign income taxed at non-US tax rates. The benefit from income taxes for the year ended December 31, 2015 was primarily attributable to a decrease in deferred tax liabilities that arose from a gain the Company recorded from the change in the fair value of contingent consideration from prior year acquisitions and net foreign tax benefit, partially offset by state income taxes.

Based on the Company’s provisional analysis, the one-time transition tax is expected to be immaterial. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance requires all of the tax effects related to share based payments to be recorded through the income statement. The guidance also removes the present requirement to delay recognition of an excess tax benefit (“windfall tax benefit”) until it reduces current taxes payable; instead it is recognized at the time of settlement, subject to normal valuation allowance consideration. As a result of adopting ASU 2016-09, in the first quarter of 2017, the Company recorded a cumulative-effect adjustment of $25.5 million to opening retained earnings and corresponding deferred tax assets, fully offset by a valuation allowance, for the previously unrecognized windfall tax benefit associated with stock-based compensation.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Credits and net operating loss carryforward	$90,729	$78,813
Accrued compensation	(31)	2,771
Deferred revenues	54	112
Stock-based compensation	7,416	9,910
Property and equipment	1,231	(898)
Other deferred tax assets	1,495	3,073
Total deferred tax assets	100,894	93,781
Valuation allowance	(84,619)	(87,190)

Deferred tax liabilities:
Basis difference on purchased intangible assets	6,559	9,160
Other deferred tax liabilities	11,406	—
Total deferred tax liabilities	17,965	9,160
Net deferred tax assets (liabilities)	$(1,690)	$(2,569)

Other deferred tax assets and liabilities are primarily comprised of the tax effects of accounts receivable reserves, sales allowances, deferred rent, and other miscellaneous accruals. As of December 31, 2017 and 2016, the Company had gross deferred tax assets of $100.9 million and $93.8 million, respectively. The Company also had deferred tax liabilities of $18.0 million and $9.2 million as of December 31, 2017 and 2016, respectively. Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which is uncertain. Based on the available objective evidence, and historical operating performance, management believes that it is more likely than not that all U.S. and certain foreign deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset with a valuation allowance. The net valuation allowance decreased by approximately $2.6 million and increased $1.4 million for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $271.4 million which will begin to expire in 2018. The Company had state net and foreign operating loss carryforwards of approximately $187.1 million and $11.7 million, respectively, of which $7.4 million have expired in 2017. As of December 31, 2017, the Company has research credit carryforwards for federal income tax purposes of approximately $12.9 million which will begin to expire in the year 2032. The Company also had state net research credit carryforwards for income tax purposes of approximately $14.9 million which can be carried forward indefinitely.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefit - beginning balance	$6,447	$8,759	$1,366
Increases for tax positions taken in prior years	16	313	5,611
Decreases for tax positions taken in prior years	—	(785)	—
Increases for tax positions taken in current year	1,064	1,163	1,782
Settlements	—	(3,003)	—
Unrecognized tax benefit - ending balance	$7,527	$6,447	$8,759

The unrecognized tax benefits, if recognized, would not impact the Company's effective tax rate as the recognition of these tax benefits would be offset by changes in the Company's valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions. Due to the Company’s historical loss position, all tax years from inception through December 31, 2017 remain open due to unutilized net operating losses.

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

During the year ended December 31, 2017, the Internal Revenue Service (IRS) and Quotient settled all outstanding items related to its federal income tax returns for the tax year 2014. The effect of the IRS settlement is zero as of December 31, 2017.

12. Net Income (Loss) per Share

Net Loss per Share Attributable to Common Stockholders

The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(15,077)	$(19,479)	$(26,730)

Weighted-average number of shares used to compute net loss per share, basic and diluted	89,505	84,157	82,807

Net loss per share, basic and diluted	$(0.17)	$(0.23)	$(0.32)

Basic and diluted net loss per share is the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options and ESPP	7,465	7,854	8,575
Restricted stock units	5,194	5,504	6,786
Shares held in escrow	1,000	2,000	—
Shares related to convertible senior notes	11,521	—	—
	25,180	15,358	15,361

13. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to seven years. Additionally, the Company leases certain equipment under non-cancelable operating leases at its facilities and its leased data center operations.

Rent expense was $4.3 million, $4.4 million and $3.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

During the fourth quarter of 2017, the Company recorded a restructuring charge of $2.1 million, related to facility exit costs which primarily relates to future contractual lease payments, in general and administrative expense on the consolidated statements of operations. As of December 31, 2017, the Company had a remaining restructuring accrual balance of $1.9 million included in other current liabilities and other non-current liabilities on the consolidated balance sheets.

Aggregate Future Contractual Obligations and Lease Commitments

As of December 31, 2017, the Company’s unconditional purchase commitments and minimum payments under its non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2018	$4,691	$48
2019	4,358	13
2020	2,140	—
2021	807	—
2022	827	—
2023 and thereafter	1,330	—
Total minimum payments	$14,153	$61

Less: Amount representing interest		2
Present value of capital lease obligations		59
Less: Current portion		47
Capital lease obligation, net of current portion		$12

Other Future Commitments

The Company has unconditional purchase commitments which expire through 2034 in the amount of $6.5 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which it uses for sales and marketing purposes.

The Company also has unconditional purchase commitments, primarily related to software license fees and marketing services, of $7.7 million as of December 31, 2017.

Promissory Note

In January 2017, the Company entered into a promissory note agreement with a lender to finance the purchase of computer equipment for $0.8 million to be paid in quarterly installments over three years. As of December 31, 2017, the Company had a remaining balance of $0.6 million under the agreement, which is included in other current liabilities and other non-current liabilities on the consolidated balance sheets.

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

The Company believes that liabilities associated with any claims are remote, therefore the Company has not recorded any accrual for claims as of December 31, 2017 and 2016. The Company expenses legal fees in the period in which they are incurred.

14. Employee Benefit Plan

The Company maintains a defined-contribution plan in United States that is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests fully after four years of continuous employment. The Company’s matching contribution expense was $1.6 million, $1.7 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

15. Concentrations

As of December 31, 2017, there was no customer with an accounts receivable balance greater than 10% of total accounts receivable. As of December 31, 2016, there was one customer with an accounts receivable balance greater than 10% of total accounts receivable.

For the year ended December 31, 2017, there was no customer that accounted for revenues greater than 10% of total revenues. For the years ended December 31, 2016 and 2015, there was one customer that accounted for revenues greater than 10% of total revenues.

16. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these consolidated financial statements taken as a whole.

Supplementary Data

The following tables set forth our quarterly unaudited consolidated statements of operations for each of the eight quarters in the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenues	$93,093	$81,950	$74,493	$72,579	$75,422	$66,470	$67,247	$66,051
Cost of revenues	44,018	37,501	30,021	29,212	29,370	35,126	25,162	25,212
Gross profit	49,075	44,449	44,472	43,367	46,052	31,344	42,085	40,839
Operating expenses:
Sales and marketing	25,377	22,002	21,617	23,837	24,940	20,415	22,741	24,500
Research and development	11,860	12,255	12,774	13,120	12,084	12,414	12,473	13,532
General and administrative	12,726	11,702	11,803	11,893	11,010	10,041	11,103	11,250
Change in fair value of escrowed shares and contingent consideration, net	(5,500)	9,700	3,900	(2,585)	(5,487)	105	(966)	(102)
Total operating expenses	44,463	55,659	50,094	46,265	42,547	42,975	45,351	49,180
Income (loss) from operations	4,612	(11,210)	(5,622)	(2,898)	3,505	(11,631)	(3,266)	(8,341)
Other income (expense), net	(1,198)	276	134	127	77	398	(172)	192
Income (loss) before income taxes	3,414	(10,934)	(5,488)	(2,771)	3,582	(11,233)	(3,438)	(8,149)
Provision for (benefit from) income taxes	(768)	(107)	270	(97)	48	79	68	46
Net income (loss)	$4,182	$(10,827)	$(5,758)	$(2,674)	$3,534	$(11,312)	$(3,506)	$(8,195)
Net income (loss) per share:
Basic	$0.05	$(0.12)	$(0.06)	$(0.03)	$0.04	$(0.13)	$(0.04)	$(0.10)
Diluted	$0.04	$(0.12)	$(0.06)	$(0.03)	$0.04	$(0.13)	$(0.04)	$(0.10)
Weighted-average number of common shares used in computing net income (loss) per share:
Basic	91,002	90,492	88,985	87,490	86,160	84,732	83,186	82,518
Diluted	95,679	90,492	88,985	87,490	89,520	84,732	83,186	82,518
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (SEC). Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer (CEO) and chief financial officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our CEO and CFO concluded that as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, is not required to and has not issued an attestation report as of December 31, 2017 due to a transition period established by the rules of the SEC for newly public companies that have not lost their “emerging growth company” status as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

We implemented a new Enterprise Resource Planning (“ERP”) system, during the fourth quarter of 2017, for our corporate operations including general ledger, procurement, payment and reporting functions. We expect to implement modules for our order management and revenue recognition functions during the first half of 2018. Our new ERP system is intended to provide us with enhanced transactional processing and management tools compared to our legacy system, and is intended to enhance internal controls over financial reporting. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of system change and will continue that through the implementation of remaining modules. Additionally, we will continue to evaluate the operating effectiveness of related controls during subsequent periods.

There were no changes in our internal control over financial reporting, other than the implementation of a new ERP system, identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

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

3.	Exhibits

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	3/11/2016

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/6/2015

4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	2/25/2014

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	1/31/2014

4.3	Indenture, dated November 17, 2017, between Quotient Technology, Inc. and U.S. Bank National Association	8-K	001-36331	4.1	11/17/2017

4.4	Form of 1.75% Convertible Senior Note due 2022 (included in Exhibit 4.3)	8-K	001-36331	4.1	11/17/2017

10.1†	Form of Indemnification Agreement for directors and officers.	S-1/A	333-193692	10.1	2/14/2014

10.2†	2000 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.2	1/31/2014

10.3†	2006 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.3	1/31/2014

10.4†	2013 Equity Incentive Plan.	S-1	333-193692	10.4	1/31/2014

10.5†	Form of Restricted Stock Unit Agreement	10-Q	001-36331	10.6	11/8/2016

10.6†	Form of Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	001-36331	10.1	11/3/2017

10.7†	Form of Option Agreement for Employees	10-Q	001-36331	10.7	11/8/2016

10.8†	Form of Option Agreement for Non-Employee Directors	10-Q	001-36331	10.8	11/8/2016

10.9†	Notice of Grant of Restricted Stock Units for Employees – Initial Award					X

10.10†	Notice of Grant of Restricted Stock Units for Employees – Retention Award					X

10.11†	Notice of Grant of Restricted Stock Units for Non-Employee Directors – Initial Award	10-Q	001-36331	10.2	11/3/2017

10.12†	Notice of Grant of Restricted Stock Units for Non-Employee Directors – Annual Grant	10-Q	001-36331	10.3	11/3/2017

10.13†	Amended and Restated 2013 Employee Stock Purchase Plan, dated April 25, 2017	10-Q	001-36331	10.1	5/5/2017

10.14†	Executive Bonus Plan	S-1	333-193692	10.9	2/25/2014

10.15†	Employment Offer Letter between the Registrant and Mir Aamir, dated February 18, 2014.	S-1/A	333-193692	10.6	2/25/2014

10.16†	Offer Letter of Employment with Ronald J. Fior, dated July 25, 2016	10-Q	001-36331	10.2	11/8/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.17†	Transition Agreement, by and between the Registrant and Richard Hornstein, dated January 4, 2016.	10-K	001-36331	10.8	3/11/2016

10.18†	Change of Control Severance Agreement with Steven R. Boal, dated August 2, 2016	10-Q	001-36331	10.3	11/8/2016

10.19†	Change of Control Severance Agreement with Mir Aamir, dated August 2, 2016	10-Q	001-36331	10.4	11/8/2016

10.20†	Change of Control Severance Agreement with Ronald J. Fior, dated August 2, 2016	10-Q	001-36331	10.5	11/8/2016

10.21	Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, successor in interest to Divco West Real Estate Services, Inc., dated August 11, 2006.	S-1	333-193692	10.14	1/31/2014

10.22	Amendment No. 1 to Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, dated March 19, 2009.	S-1	333-193692	10.15	1/31/2014

10.23	Amendment No. 2 to Lease Agreement by and between the Registrant and 400 Logue LLC, dated February 25, 2015.	10-K	001-36331	10.15	3/19/2015

10.24	Office Lease Mountain View Technology Park by and between Registrant and BP MV Technology Park LLC., dated December 22, 2010.	S-1	333-193692	10.16	1/31/2014

10.25	Amendment No. 1 to Office Lease Mountain View Technology Park by and between Registrant and BP MV Technology Park LLC., dated May 31, 2012.	S-1	333-193692	10.17	1/31/2014

10.26	Amendment No. 2 to Office Lease Mountain View Technology Park by and between Registrant and GOOGLE INC. successor in interest to BP MV Technology Park LLC., dated July 1, 2016.	10-Q	333-193692	10.1	8/8/2016

10.27	Agreement and Plan of Merger by and among Quotient Technology Inc., Carrot Merger Sub, Inc., Crisp Media, Inc., and Shareholder Representative Services LLC, as Securityholder Representative, dated May 2, 2017	10-Q	001-36331	10.1	8/4/2017

10.28	Purchase Agreement, dated as of November 14, 2017, Between Quotient Technology Inc. and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule I thereto	8-K	001-36331	10.1	11/17/2017

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (Included on the signature page to this report).					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

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

Quotient Technology Inc.

Date: February 16, 2018	By:	/s/ Mir Aamir
Mir Aamir
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mir Aamir, Ronald Fior and Connie Chen, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mir Aamir	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2018
Mir Aamir

/s/ Ronald Fior	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2018
Ronald Fior

/s/ Steven Boal	Executive Chairman of the Board of Directors	February 16, 2018
Steven Boal

/s/ Jody Gessow	Director	February 16, 2018
Jody Gessow

/s/ Steve Horowitz	Director	February 16, 2018
Steve Horowitz

/s/ Michelle McKenna-Doyle	Director	February 16, 2018
Michelle McKenna-Doyle

/s/ David Oppenheimer	Director	February 16, 2018
David Oppenheimer

/s/ Scott Raskin	Director	February 16, 2018
Scott Raskin