Form 10-Q
period 2018-03-31
Quotient Technology Inc.
filed 2018-05-04
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had 94,319,682 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$330,447	$334,635
Short-term investments	50,874	59,902
Accounts receivable, net of allowance for doubtful accounts of $814 and $786 at March 31, 2018 and December 31, 2017, respectively	85,631	81,189
Prepaid expenses and other current assets	10,092	8,737
Total current assets	477,044	484,463
Property and equipment, net	16,149	16,610
Intangible assets, net	43,652	46,490
Goodwill	80,506	80,506
Other assets	1,264	1,006
Total assets	$618,615	$629,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,942	$6,090
Accrued compensation and benefits	8,022	13,914
Other current liabilities	31,897	35,538
Deferred revenues	6,944	6,276
Contingent consideration related to acquisitions	24,500	18,500
Total current liabilities	74,305	80,318
Other non-current liabilities	3,540	3,205
Convertible senior notes, net	148,246	145,821
Deferred tax liabilities	1,734	1,690
Total liabilities	227,825	231,034
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 94,247,342 and 93,199,718 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	690,049	686,025
Accumulated other comprehensive loss	(722)	(700)
Accumulated deficit	(298,538)	(287,285)
Total stockholders’ equity	390,790	398,041
Total liabilities and stockholders’ equity	$618,615	$629,075

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$86,766	$72,579
Costs and expenses:
Cost of revenues	40,453	29,212
Sales and marketing	23,830	23,837
Research and development	12,626	13,120
General and administrative	11,392	11,893
Change in fair value of escrowed shares and contingent consideration, net	7,350	(2,585)
Total costs and expenses	95,651	75,477
Loss from operations	(8,885)	(2,898)
Interest expense	(3,308)	—
Other income (expense), net	938	127
Loss before income taxes	(11,255)	(2,771)
Provision for (benefit from) income taxes	102	(97)
Net loss	$(11,357)	$(2,674)
Net loss per share, basic and diluted	$(0.12)	$(0.03)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	92,711	87,490

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(11,357)	$(2,674)
Other comprehensive income (loss):
Foreign currency translation adjustments	(22)	41
Comprehensive loss	$(11,379)	$(2,633)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,357)	$(2,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,417	4,532
Stock-based compensation	7,796	7,756
Amortization of debt discount and issuance cost	2,425	—
Loss on disposal of property and equipment	2	—
Allowance for doubtful accounts	95	(268)
Deferred income taxes	102	(97)
Change in fair value of escrowed shares and contingent consideration, net	7,350	(2,585)
Changes in operating assets and liabilities:
Accounts receivable	(4,433)	264
Prepaid expenses and other current assets	(1,634)	(1,295)
Accounts payable and other current liabilities	(5,783)	(1,749)
Accrued compensation and benefits	(5,901)	(4,843)
Deferred revenues	668	726
Net cash used in operating activities	(6,253)	(233)

Cash flows from investing activities:
Purchases of property and equipment	(1,713)	(1,637)
Purchases of short-term investments	(25,721)	(25,078)
Proceeds from maturities of short-term investment	34,750	50,116
Net cash provided by investing activities	7,316	23,401

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	1,675	1,144
Payments for taxes related to net share settlement of equity awards	(6,857)	—
Principal payments on promissory note and capital lease obligations	(82)	(9)
Net cash provided by (used in) financing activities	(5,264)	1,135
Effect of exchange rates on cash and cash equivalents	13	9
Net increase (decrease) in cash and cash equivalents	(4,188)	24,312
Cash and cash equivalents at beginning of period	334,635	106,174
Cash and cash equivalents at end of period	$330,447	$130,486

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$42	$24
Cash paid for interest	8	—

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	320	562
Computer equipment acquired under promissory note	—	819
Property and equipment acquired under capital lease	—	31

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Quotient Technology Inc. (the “Company), is a provider of an industry leading digital marketing platform that drives sales by delivering personalized and targeted coupons and ads to shoppers at the right moment on their path to purchase. The Company has built a scaled network of consumer packaged goods (“CPG”) brands, retailers and shoppers, all digitally connected through our core platform, called Retailer iQ. Using proprietary and licensed data, including online behaviors, purchase intent, and retailers’ in-store point-of-sale (“POS”) shopper data, the Company targets shoppers with the most relevant digital coupons and ads, as well as measures campaign performance, including attribution of dollars spent on digital marketing to in-store sales. Customers and partners use the Company’s digital platform as a more effective channel to influence shoppers.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2018 or for any other period.

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes, except for the Company adopting Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective basis which resulted in a cumulative effect adjustment of $0.1 million recorded to retained earnings as of January 1, 2018.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period, which is the first quarter of 2019 for the Company. Early adoption is permitted. ASU 2016-02 is required to be adopted using a modified retrospective approach. The Company is currently evaluating the impact of adopting this new accounting guidance on the condensed consolidated financial statements.

Accounting Pronouncements Adopted

Topic 606: In May 2014, FASB issued Topic 606, which supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Additionally, the standard requires reporting companies to also disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted Topic 606 as of January 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior periods are not adjusted and continue to be reported in accordance with its historic superseded accounting policy under Topic 605.

As a result of adopting the new standard, the Company recorded a net increase to retained earnings of $0.1 million as of January 1, 2018, with the impact primarily related to unbilled receivables for performance obligations that have been satisfied but no invoice has been issued. Also, under Topic 606, the Company presents sales returns reserve as a liability versus a contra-asset within accounts receivable, net of allowance for doubtful accounts on our consolidated balance sheet for fiscal year ended December 31, 2017. The impact to revenues for the quarter ended March 31, 2018 was an increase of $0.2 million as a result of applying Topic 606.

Topic 230: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard is effective for public business entities for annual reporting years beginning after December 15, 2017, and interim periods within that reporting period, which is the first quarter of 2018 for the Company. Early adoption is permitted. The Company has adopted the standard beginning on January 1, 2018, and has determined that the impact on its statements of cash flows is not material.

Revenue Recognition

The Company primarily generates revenue by providing digital promotions and media solutions to its customers and partners. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy a performance obligation

Promotion Revenue

The Company generates revenue from promotions, in which consumer packaged goods brands, or CPGs, pay the Company to deliver coupons to consumers through its network of publishers and retail partners. The Company generates revenues, as consumers select, activate, or redeem a coupon through its platform by either saving it to a retailer loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. Coupon pricing is generally determined on a per unit activation or per redemption basis, and are generally billed monthly. Insertion orders generally include a limit on the number of activations, or times consumers may select a coupon.

Promotion revenues also include the Company’s Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and others that offer coupon codes that the Company distributes. Each time a consumer makes a purchase using a coupon code, a transaction occurs and a distribution fee is generally paid to the Company. The Company generally generates revenues when a consumer makes a purchase using a coupon code from its platform and completion of the order is reported to the Company. In the same period that it recognizes revenues for the delivery of coupon codes, it also estimates and records a reserve, based upon historical experience, to provide for end-

user cancelations or product returns which may not be reported until a subsequent date. The Company presents sales returns reserve as a liability effective the first quarter ended March 31, 2018 versus a contra-asset within accounts receivable, net of allowance for doubtful accounts on our consolidated balance sheet for the year ended December 31, 2017.

Media Revenue

The Company’s media services enable CPGs and retailers to distribute digital media to promote their brands and products on our websites, and mobile apps, and through a network of affiliate publishers and non-publisher third parties that display our media offerings on their websites or mobile apps. Revenue is generally recognized each time a digital media ad is displayed or each time a user clicks on the media ad displayed on the Company’s websites, mobile apps or on third party websites. Media pricing is generally determined on a per impression or per click basis and are generally billed monthly.

Gross Versus Net Revenue Reporting

In the normal course of business and through its distribution network, the Company delivers digital coupons and media on retailers’ websites through retailers’ loyalty programs, and on the websites of digital publishers. In these situations, the Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). Generally, the Company reports digital promotion and media advertising revenues for campaigns placed on third party owned properties on a gross basis, that is, the amounts billed to its customers are recorded as revenues, and distribution fees paid to retailers or digital publishers are recorded as cost of revenues. The Company is the principal because it controls the digital coupon and media advertising inventory before it is transferred to its customers. The Company’s control is evidenced by its sole ability to monetize the digital coupon and media advertising inventory, being primarily responsible to its customers, having discretion in establishing pricing for the delivery of the digital coupons and media, or a combination of these.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (SSP), basis. We generally determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts and characteristics of targeted customers.

Accounts Receivables, Net of Allowance for Doubtful Accounts

Trade and other receivables are included in accounts receivables and primarily comprised of trade receivables that are recorded at invoiced amounts and do not bear interest, net of an allowance for doubtful accounts. Other receivables included unbilled receivables related to digital promotions and media advertising contracts with customers. The Company generally does not require collateral and performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company maintains an allowance for doubtful accounts based upon the expected collectability of its accounts receivable. The allowance is determined based upon specific account identification and historical experience of uncollectable accounts. The expectation of collectability is based on the Company’s review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. When the Company determines that the amounts are uncollectible, the Company writes them off against the allowance for doubtful accounts.

Deferred Revenues

Deferred revenues consist of coupon activation fees and digital media fees that are expected to be recognized upon coupon activations, or delivery of media impressions or clicks, which generally occurs within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations of $4.7 million, partially offset by $4.0 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period.

The Company’s payment terms vary by the type and size of our customers. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by type of services (in thousands, unaudited). The majority of the Company’s revenue is generated from sales in the United States.

	Three Months Ended March 31,
	2018	2017(1)
Promotion	$63,783	$57,319
Media	22,983	15,260
Total Revenue	86,766	72,579

(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue for an amount where it has the right to invoice for services performed.

Sales Commissions

The Company generally incurs and expenses sales commissions upon recognition of revenue for related goods and services, which typically occurs within one year or less. Sales commissions earned related to revenues for initial contracts are commensurate with sales commissions related to renewal contracts. These costs are recorded within sales and marketing expenses on the condensed consolidated statements of operations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$150,526	—	—	$150,526
Certificate of deposit	—	9,216	—	9,216
Short-Term investments:
Certificate of deposit	—	50,874	—	50,874
Total	$150,526	$60,090	$—	$210,616
Liabilities:
Contingent consideration related to Crisp acquisition (1)	—	—	24,500	24,500
Total	$—	$—	$24,500	$24,500

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$100,152	—	—	$100,152
Short-Term investments:
Certificate of deposit	—	59,902	—	59,902
Total	$100,152	$59,902	$—	$160,054
Liabilities:
Contingent consideration related to Crisp acquisition (1)	—	—	18,500	18,500
Total	$—	$—	$18,500	$18,500

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

The fair value of contingent consideration related to the acquisition of Crisp Media, Inc. (“Crisp”) was estimated using an option pricing method and was based on significant inputs not observable in the market at December 31, 2017, thus classified as a Level 3 instrument.  The inputs include expected achievement of certain financial metrics over the contingent consideration period, historical volatility and discount rate. The fair value of contingent consideration related to the acquisition of Crisp was estimated based on the expected achievement of meeting the financial metrics for the maximum payout as of March 31, 2018. Refer to Note 6 for further details related to the acquisition.

The following table represents the change in the contingent consideration (in thousands):

Three Months Ended
March 31, 2018
Crisp
Level 3
Balance as of December 31, 2017	$18,500
Change in fair value	6,000
Balance as of March 31, 2018	$24,500

For the three months ended March 31, 2018, the Company recorded a loss of $6.0 million, related to the changes in fair value of Crisp contingent consideration due to an increase in expected achievement of certain financial metrics over the contingent consideration period. The changes in the fair value of the contingent consideration are included as a component of operations in the accompanying condensed consolidated statements of operations.

As of December 31, 2017, the Company determined that Shopmium S.A. (“Shopmium”) did not meet its revenue and profit milestones for the years ending December 31, 2016 and 2017, during the contingent consideration measurement period.  Accordingly, the Company determined that there was no payout required when the contingent consideration payment period expired on March 31, 2018.

There were no transfers between fair value hierarchies during the three months ended March 31, 2018 and 2017.

Fair Value Measurements of Other Financial Instruments

As of March 31, 2018 and December 31, 2017, the fair value of the 1.75% convertible senior notes due 2022 was $207.8 million and $196.3 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at the beginning of period	$786	$1,338
Bad debt expense (recovery)	95	(268)
Write-offs	(67)	(11)
Balance at the end of period	$814	$1,059

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Software	$33,248	$33,198
Computer equipment	24,853	24,342
Leasehold improvements	7,854	7,905
Furniture and fixtures	2,147	2,107
Total	68,102	67,552
Accumulated depreciation and amortization	(57,315)	(55,752)
Projects in process	5,362	4,810
Property and equipment, net	$16,149	$16,610

Depreciation and amortization expense related to property and equipment was $1.6 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively.

The Company capitalized internal use software development and enhancement costs of $0.9 million and $1.0 million during the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, the Company had zero and $0.6 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense above and recorded as cost of revenues. The unamortized capitalized development and enhancement costs were $5.3 million and $4.4 million as of March 31, 2018 and December 31, 2017, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Bonus	$2,435	$7,212
Commissions	2,314	4,199
Vacation	503	371
Payroll and related expenses	2,770	2,132
Accrued compensation and benefits	$8,022	$13,914

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Distribution fees	$15,394	$18,485
Marketing expenses	2,505	2,826
Prefunded liability	1,723	2,151
Traffic acquisition cost	2,289	3,040
Other	9,986	9,036
Other current liabilities	$31,897	$35,538

6. Acquisitions

On May 31, 2017, the Company acquired all the outstanding shares of Crisp, a mobile marketing and advertising company delivering shopper marketing media campaigns for CPGs and retailers. Crisp’s mobile media expertise complements Quotient’s proprietary shopper data, retail network and existing promotions and media offerings.

The total preliminary acquisition consideration of $51.9 million consisted of $24.1 million in cash, 1,177,927 shares of the Company’s common stock with a fair value of $13.0 million, or $11.00 per share, and contingent consideration of up to $24.5 million payable in cash with a fair value of $14.8 million as of the acquisition date. The contingent consideration payout is based on Crisp achieving certain financial metrics over a period of one year after closing and is payable within 105 days after May 31, 2018. At the date of acquisition, the contingent consideration’s fair value of $14.8 million was determined by using an option pricing method. Fair value of contingent consideration is remeasured every reporting period. Refer to Note 3 for the fair value of contingent consideration at March 31, 2018.

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

The following table summarizes the preliminary acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	(1) Acquisition Related Expenses
Crisp	$51,904	$5,893	$9,400	$36,611	Not Deductible	$1,504

(1)	Expensed as general and administrative

The following sets forth each component of identifiable intangible assets acquired in connection with the Crisp acquisition (in thousands):

	Crisp	Estimated Useful Life (in Years)
Developed technologies	$5,000	4.0
Customer relationships	2,800	7.0
Trade names	1,600	4.0
Total identifiable intangible assets	$9,400

7. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Promotion service rights	$22,492	$(4,991)	$17,501	5.8
Developed technologies	12,187	(5,656)	6,531	2.8
Customer relationships	11,660	(6,979)	4,681	4.1
Data access rights	10,801	(3,129)	7,672	4.1
Media service rights	6,383	(1,849)	4,534	4.1
Domain names	5,949	(4,839)	1,110	1.1
Trade names	1,767	(500)	1,267	3.2
Patents	975	(782)	193	4.2
Vendor relationships	890	(890)	—	—
Registered users	420	(257)	163	1.9
	$73,524	$(29,872)	$43,652	4.5

As of March 31, 2018, and December 31, 2017, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

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

Amortization expense related to intangible assets subject to amortization was $2.8 million and $2.4 million during the three months ended March 31, 2018 and 2017, respectively. Estimated future amortization expense related to intangible assets as of March 31, 2018 is as follows (in thousands):

Total
2018, remaining nine months	$8,629
2019	10,379
2020	8,962
2021	7,104
2022	4,408
2023 and beyond	3,817
Total estimated amortization expense	$43,299

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

The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

March 31,
2018
Principal	$200,000
Unamortized debt discount	(47,435)
Unamortized debt issuance costs	(4,319)
Net carrying amount of the liability component	$148,246

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of March 31, 2018 and December 31, 2017.

The following table sets forth the interest expense related to the notes recognized in interest expense on the consolidated statements of operations (in thousands):

Three Months Ended
March 31,
2018
Contractual interest expense	$875
Amortization of debt discount	2,197
Amortization of debt issuance costs	229
Total interest expense related to the Notes	$3,301

9. Stock-based Compensation

2013 Equity Incentive Plan

In October 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”), which became effective in March 2014 and serves as the successor to the Company’s 2006 Stock Plan (the “2006 Plan”). Pursuant to the 2013 Plan, 4,000,000 shares of common stock were initially reserved for grant, plus (1) any shares that were reserved and available for issuance under the 2006 Plan at the time the 2013 Plan became effective, (2) any shares that become available upon forfeiture or repurchase by the Company under the 2006 Plan and (3) any shares added to the 2013 Plan pursuant to the next paragraph.

Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”), performance shares and units to employees, directors and consultants. The shares available will be increased at the beginning of each year by the lesser of (i) 4% of outstanding common stock on the last day of the immediately preceding year, or (ii) such number determined by the Board of Directors and subject to additional restrictions relating to the maximum number of shares issuable pursuant to incentive stock options. Under the 2013 Plan, both the ISOs and NSOs are granted at a price per share not less than 100% of the fair market value on the effective date of the grant. The Board of Directors determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined by the Board of Directors.

Stock Options

The fair value of each option was estimated using the Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Three Months Ended March 31,
	2018	2017
Expected life (in years)	6.02	6.08 - 6.25
Risk-free interest rate	2.66%	2.05% - 2.14%
Volatility	50%	50%
Dividend yield	—	—

The weighted-average grant-date fair value of options granted was $6.59 and $6.44 per share during the three months ended March 31, 2018 and 2017, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2017	4,425,155	5,194,292	$12.26	7,412,228	$10.36	6.09	$25,415
Increase in shares authorized	3,727,989	—	—	—	—	—	—
Options granted	(801,000)	—	—	801,000	$13.10	—	—
Options exercised	—	—	—	(229,658)	$7.29	—	$1,318
Options canceled or expired	69,869	—	—	(69,869)	$11.54	—	—
RSUs granted	(2,018,982)	2,018,982	$13.06	—	—	—	—
RSUs vested	—	(1,342,056)	$13.49	—	—	—	—
RSUs canceled or expired	155,766	(155,766)	$11.33	—	—	—	—
RSUs withheld for taxes	524,090	—	—	—	—	—	—
Balance as of March 31, 2018	6,082,887	5,715,452	$12.28	7,913,701	$10.72	6.22	$30,327
Vested and exercisable as of March 31, 2018				5,459,769	$10.23	5.07	$27,111

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options which vested was $2.4 million and $2.3 million during the three months ended March 31, 2018 and 2017, respectively.

Employee Stock Purchase Plan

Eligible employees can enroll and elect to contribute up to 15% of their base compensation through payroll withholdings in each offering period which is six months in duration, subject to certain limitations. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended March 31,
	2018	2017
Expected life (in years)	0.50	0.50
Risk-free interest rate	1.42%	0.62%
Volatility	40%	50%
Dividend yield	—	—

As of March 31, 2018, a total of 825,848 shares of common stock were issued under the 2013 Employee Stock Purchase Plan (“ESPP”), since inception of the plan. As of March 31, 2018, a total of 1,974,152 shares are available for issuance under the ESPP. The ESPP provides that the shares available thereunder will be increased at the beginning of each year by the lesser of (i) 0.5% of outstanding common stock on the last day of the immediately preceding year, (ii) 400,000 shares, or (iii) such number determined by the Board of Directors.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$540	$451
Sales and marketing	1,600	1,332
Research and development	1,827	2,011
General and administrative	3,829	3,962
Total stock-based compensation expense	$7,796	$7,756

As of March 31, 2018, there was $77.2 million of unrecognized stock-based compensation expense, of which $14.3 million is related to stock options and ESPP shares and $62.9 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of March 31, 2018 will be amortized over a weighted-average period of 2.93 years. The total unrecognized stock-based compensation expense related to RSUs as of March 31, 2018 will be amortized over a weighted-average period of 2.96 years.

During the three months ended March 31, 2018 and 2017, the Company capitalized $0.1 million and $0.1 million of stock-based compensation cost, respectively, in projects in process as part of property and equipment, net on the accompanying consolidated balance sheets.

10. Common Stock Repurchase Programs

The Board of Directors has approved programs for the Company to repurchase shares of its common stock. In April 2017, the Board of Directors authorized a share repurchase program (“2017 Program”) for the Company to repurchase up to $50.0 million of its common stock. The 2017 Program had a one year duration beginning on May 5, 2017. During the three months ended March 31, 2018, the Company did not repurchase any shares of its common stock. As of March 31, 2018, $50.0 million remained available for repurchases under the 2017 Program.

Additionally, in April 2018, the Company’s Board of Directors authorized a share repurchase program (the “2018 Program”) for the Company to repurchase up to $100 million of its common stock for a one-year duration from May 2018 through May 2019. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2018 Program at any time without prior notice.

11. Income Taxes

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During the first quarter of 2018, The Company did not have any significant adjustments to the provisional amounts recorded during the year ended December 31, 2017, related to the re-measurement of certain deferred tax assets and liabilities. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, the Company may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed later in 2018.

The Company recorded a provision for income taxes of $0.1 million and a benefit from income taxes of $0.1 million during the three months ended March 31, 2018 and 2017, respectively. The income tax provision for the three months ended March 31, 2018 was primarily attributable to the Company’s foreign operations. The benefit from income taxes for the three months ended March 31, 2017 was primarily attributable to foreign tax benefit from the enactment of a lower corporate income tax rate by France’s tax authorities.

12. Net Loss Per Share

The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net loss	$(11,357)	$(2,674)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	92,711	87,490

Net loss per share, basic and diluted	$(0.12)	$(0.03)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options and ESPP	8,071	8,531
Restricted stock units	5,715	4,955
Shares held in escrow	1,000	2,000
Shares related to convertible senior notes	11,521	-
	26,307	15,486

13. Commitments and Contingencies

Leases

As of March 31, 2018, the Company’s minimum payments under its non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2018, remaining nine months	$2,839	$36
2019	3,813	13
2020	2,624	—
2021	1,306	—
2022	1,340	—
2023	1,375	—
2024 and thereafter	1,026	—
Total minimum payments	$14,323	$49

Less: Amount representing interest		1
Present value of capital lease obligations		48
Less: Current portion		39
Capital lease obligation, net of current portion		$9

The Company leases various office facilities, including its corporate headquarters in Mountain View, California and various sales offices, under non-cancelable operating lease agreements that expire through December 2024. In the first quarter of 2018, the Company entered into a lease agreement for an office facility located in New York, New York which will expire in December 2024.

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease periods. Additionally, the Company leases certain equipment under non-cancelable operating leases at its facilities and its leased data center operations.

Rent expense pursuant to all operating lease agreements was $0.9 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.

During the fourth quarter of 2017, the Company recorded a restructuring charge of $2.1 million related to facility exit costs, which primarily relates to future contractual lease payments, in general and administrative expense on the consolidated statements of operations. As of March 31, 2018 and December 31, 2017, the Company had a remaining restructuring accrual balance of $1.6 million and $1.9 million, respectively, included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

Purchase Obligations

The Company has unconditional purchase commitments which expire through 2034 in the amount of $6.1 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which it uses for sales and marketing purposes.

The Company also has unconditional purchase commitments, primarily related to software license fees and marketing services, of $6.1 million as of March 31, 2018.

Promissory Note

In January 2017, the Company entered into a promissory note agreement with a lender to finance the purchase of computer equipment for $0.8 million to be paid in quarterly installments over three years. As of March 31, 2018, the Company had a remaining balance of $0.6 million under the agreement, which is included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

Indemnification

In the normal course of business, to facilitate transactions related to the Company’s operations, the Company indemnifies certain parties, including CPGs, advertising agencies, retailers and other third parties. The Company has agreed to hold certain parties harmless against losses arising from claims of intellectual property infringement or other liabilities relating to or arising from our products or services or other contractual infringement. The term of these indemnity provisions generally survive termination or expiration of the applicable agreement. To date, the Company has not recorded any liabilities related to these agreements.

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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for claims as of March 31, 2018 and December 31, 2017. The Company expenses legal fees in the period in which they are incurred.

14. Employee Benefit Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests fully over four years of continuous employment. The Company’s matching contribution expense was $0.6 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively.

15. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these condensed consolidated financial statements taken as a whole.

16. Subsequent Events

In April 2018, the Company’s Board of Directors authorized a share repurchase program for us to repurchase up to $100 million of the Company’s common stock for a one-year duration from May 2018 through May 2019. Stock repurchases may be made from time-to-time and the timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors. The Company may suspend, modify or terminate this repurchase program at any time without prior notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed on February 16, 2018 with the SEC. In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. The forward looking statements reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences are described in “Risk Factors” set forth in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q.

Overview

Quotient Technology Inc. is a provider of an industry leading digital marketing platform that drives sales by delivering personalized and targeted coupons and ads to shoppers at the right moment on their path to purchase. We built a scaled network of consumer packaged goods (“CPG”) brands, retailers and shoppers, all digitally connected through our core platform, called Retailer iQ. Using proprietary and licensed data, including online behaviors, purchase intent, and retailers’ in-store point-of-sale (“POS”) shopper data, we target shoppers with the most relevant digital coupons and ads, as well as measure campaign performance, including attribution of dollars spent on digital marketing to in-store sales. Customers and partners use our digital platform as a more effective channel to influence shoppers.

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

As our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers, which may impact how we monetize transactions. For example, we are continuing to experiment with pricing strategies based on return on investment, or ROI, some of which require us to receive fees upon redemption of digital coupons rather than activation, as further discussed below in “Risk Factors”. We generally pay a distribution fee to retailers or publishers when a shopper activates a digital promotion on their website or mobile app. These distribution fees are included in our cost of revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

Promotion revenues also include our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, a transaction occurs and a distribution fee is generally paid to us.

We also generate revenues from digital advertising. CPGs, advertising agencies, and retailers use our platform to deliver digital advertising. Using data on our Quotient Media Exchange (QMX) platform, we target audiences with digital ad campaigns. These ads are delivered to shoppers through our network, including our websites and mobile apps, as well as those of our publishers, retailers and other third parties.

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

First Quarter 2018 Overview

Quarterly revenues of $86.8 million in the first quarter of 2018 increased by $14.2 million, or 20%, from revenues of $72.6 million in the same period in 2017. The year over year increase in our quarterly revenues primarily related to an increase in media revenue, including revenue related to Crisp acquisition that occurred in the second quarter of 2017, and an increase in digital promotions driven by the continued growth of Retailer iQ.

Our net loss of $11.4 million in the first quarter of 2018 increased by $8.7 million, as compared to the net loss of $2.7 million in the same period in 2017. The increase in our net loss in the first quarter of 2018, as compared to the same period in 2017, was primarily the result of the change in fair value of escrowed shares and contingent consideration for the Crisp acquisition, an increase in cost of revenues primarily due to the increase in distribution fees paid to retailers and third-parties, and interest expense associated with the issuance of convertible senior notes during the fourth quarter of 2017, and as well as restructuring costs primarily related to severance for the impacted employees. This increase in net loss was partially offset by the growth in media and promotion revenues as noted above, and a decrease in operating expenses resulting from better expense management. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.

Our operating expenses may increase in the future as we continue to (1) invest in (i) research and development to enhance our platform and investments in newer product offerings including Quotient Analytics; (ii) sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers; and; (iii) corporate infrastructure; (2) incur additional general and administrative expenses associated with being a public company, including increased legal and accounting expenses, and compliance costs associated with the Sarbanes-Oxley Act; (3) amortize expenses related to intangibles assets associated with the acquisition of Crisp and other strategic acquisitions; and (4) remeasure the fair value of shares held in escrow until released.

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

Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense, income taxes, other (income) expense net, change in fair value of escrowed shares and contingent consideration, net, charges related to Enterprise Resource Planning (“ERP”) software implementation costs, certain acquisition related costs and restructuring charges.

We define a “transaction” as any action that generates revenue, directly or indirectly, including per item transaction fees, volume-based fixed fees and revenue sharing. Transactions continue to exclude retailer offers that generate no direct revenue. Transactions indirectly generate revenue when the action is not paid for on a per item basis, but is part of an agreement which generates revenue for offer services; for example, transactions after a fixed fee cap has been reached would be included in our definition. This definition of transaction does not impact the number of transactions reported in prior filings. While the number of transactions on our platform has been an important indicator of our ability to grow our revenues historically, as our business continues to evolve with the shift to digital paperless and we experiment with different pricing models to monetize transactions, we believe transaction volume on our platform can become a less predictive indicator of future operating performance.

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net loss	$(11,357)	$(2,674)
Adjusted EBITDA	11,880	7,677
Transactions	1,027,297	795,270

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
•

Adjusted EBITDA also does not include the effects of charges related to ERP software implementation costs, change in fair value of escrowed shares and contingent consideration, net, interest expense, other (income) expense, net, income taxes, certain acquisition related costs and restructuring charges, and;

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net loss	$(11,357)	$(2,674)
Adjustments:
Stock-based compensation	7,796	7,756
Depreciation, amortization and other(1)	5,619	5,404
Change in fair value of escrowed shares and contingent consideration, net	7,350	(2,585)
Interest expense	3,308	—
Other (income) expense, net	(938)	(127)
Provision for (benefit from) income taxes	102	(97)
Total adjustments	$23,237	$10,351

Adjusted EBITDA	$11,880	$7,677

(1)

For the three months ended March 31, 2018, Other includes ERP software implementation costs related to service agreements of $0.05 million and restructuring charges of $1.2 million. For the three months ended March 31, 2017, Other includes ERP software implementation costs related to service agreements of $0.2 million, and certain acquisition related costs of $0.7 million. Acquisition related costs primarily represent diligence, accounting, and legal expenses incurred related to the Crisp acquisition and restructuring charges relates to severance for impacted employees, which we generally would not have otherwise incurred in the periods presented as part of our ongoing operations.

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

Ability to scale Retailer iQ and further integrate with Retailers.    Our ability to grow our revenues will depend upon our ability to continue to successfully implement and scale Retailer iQ among retailers. If we are unable to continue to successfully implement and maintain Retailer iQ, or if the implementation or marketing of Retailer iQ is delayed or it is not adopted and supported with sufficient resources by retailers, the growth in our revenues will be adversely affected. Our ability to grow our revenue in the future is also dependent upon our ability to further integrate digital promotions and media into retailers’ loyalty or point of sale systems and other channels so that CPGs and retailers can more effectively engage consumers and drive their own sales.

Growth of our consumer selection and digital offerings.    Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Retailer iQ, Quotient Media Exchange (“QMX”), mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail, leverage our reach to consumers and the strength of our platform to broaden the selection and use of digital coupons by consumers, manage the transition from digital print coupons to digital paperless coupons as well as the transition from desktop to mobile platforms, and invest in emerging solutions around our data and analytic capabilities, referred to as Quotient Analytics, for CPGs and retailers.

International Growth and Acquisitions.   Our ability to grow our revenues will also depend on our ability to grow our operations and offerings in existing international markets and expand our business through selective acquisitions, similar to our acquisitions of Crisp and Shopmium S.A., a private company based in France, and their integration with the core business of the company.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
(in thousands, except percentages)	2018		2017
Revenues	$86,766	100.0%	$72,579	100.0%
Cost of revenues	40,453	46.6%	29,212	40.2%
Gross profit	46,313	53.4%	43,367	59.8%
Operating expenses:
Sales and marketing	23,830	27.5%	23,837	32.8%
Research and development	12,626	14.6%	13,120	18.1%
General and administrative	11,392	13.1%	11,893	16.4%
Change in fair value of escrowed shares and contingent consideration, net	7,350	8.5%	(2,585)	(3.6)%
Total operating expenses	55,198	63.6%	46,265	63.7%
Loss from operations	(8,885)	(10.2)%	(2,898)	(3.9)%
Interest expense	(3,308)	(3.8)%	—	(—)%
Other income (expense), net	938	1.1%	127	0.2%
Loss before income taxes	(11,255)	(12.9)%	(2,771)	(3.7)%
Provision for (benefit from) income taxes	102	0.1%	(97)	(0.1)%
Net loss	$(11,357)	(13.0)%	$(2,674)	(3.6)%

Disaggregated Revenue

The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Promotion	$63,783	$57,319	$6,464	11%
Media	22,983	15,260	7,723	51%
Total Revenue	86,766	72,579	$14,187	20%

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Revenues	$86,766	$72,579	$14,187	20%

Revenues for the three months ended March 31, 2018 increased by $14.2 million, or 20%, as compared to the same period in 2017. The increase was due to growth in media revenue, including revenue related to our acquisition of Crisp in the second quarter of 2017, and digital promotions driven by the continued growth of Retailer iQ transactions. Revenues from digital promotion transactions and digital media campaigns were 74% and 26%, respectively, of total revenues for the three months ended March 31, 2018, as compared to 79% and 21%, respectively, of total revenues during the same period in 2017. Transactions during the three months ended March 31, 2018 were 1.0 billion, as compared to 795.3 million during the same period in 2017.

We expect revenue growth in 2018 from increased media revenues as well as promotions revenues with continued deployment of Retailer iQ and the anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Cost of revenues	$40,453	$29,212	$11,241	38%
Gross profit	$46,313	$43,367	$2,946	7%
Gross margin	53%	60%

Cost of revenues for the three months ended March 31, 2018 increased by $11.2 million, or 38%, as compared to the same period in 2017. The quarter over quarter increase was primarily due to an increase of $9.1 million in distribution fees, attributable to a greater number of Retailer iQ transactions completed through our platform, as well as higher data and traffic acquisition costs for offsite media attributable to our Crisp acquisition, an increase in data center expenses of $0.8 million, an increase in third-party media service fees of $0.7 million, an increase in salaries and related expenses of $0.4 million, an increase in intangible asset amortization expense of $0.3 million related to the Crisp acquisition, an increase in promotional costs of $0.3 million, an increase in restructuring charges of $0.1 million primarily related to severance for the impacted employees, an increase in stock-based compensation of $0.1 million, partially offset by a decrease in amortization expense of $0.6 million associated with our Retailer iQ platform spend which was fully amortized in the first quarter of 2017.

Gross margin for the three months ended March 31, 2018 decreased to 53%, as compared to 60% during the same period in 2017, primarily due to an increase in distribution fees resulting from a greater number of Retailer iQ transactions completed through our platform, attributable to an increase in digital promotion revenues, and due to the shift in revenue mix across our product portfolio.

We expect the costs associated with distribution and third-party service fees to continue to increase in the future as we continue to expand and scale our distribution network and reach, and as we continue to pursue opportunities to expand our business through selective acquisitions.

Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Sales and marketing	$23,830	$23,837	$(7)	(0)%
Percent of revenues	27%	33%

Sales and marketing expenses for the three months ended March 31, 2018 were flat compared to the same period in 2017. The increase in salaries and related expenses of $0.8 million, an increase in stock-based compensation of $0.3 million and an increase in restructuring charges of $0.6 million primarily related to severance for the impacted employees, was offset by the reduction in promotional and advertising costs of $1.6 million, and a decrease in travel and entertainment expense of $0.1 million.

We expect to continue to invest in sales and marketing in order to support our growth and business objectives, while continuing to optimize our investment in promotional and advertising activities.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Research and development	$12,626	$13,120	$(494)	(4)%
Percent of revenues	15%	18%

Research and development expenses for the three months ended March 31, 2018 decreased by $0.5 million, or 4%, as compared to the same period in 2017. The decrease was primarily due to a reduction in research and development support activities of $0.7 million, a decrease in salaries and related expenses of $0.5 million, a decrease in stock-based compensation expense of $0.2 million, partially offset by an increase in restructuring charges of $0.4 million primarily related to severance for the impacted employees, and a decrease in capitalization of internal use software development costs of $0.5 million.

We believe that continued investment in technology is critical to attaining our strategic objectives. We intend to balance our investment in research and development with our continued operational and cost optimization efforts, as it provides us with the ability to invest in strategic areas, while managing growth in future periods.

General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
General and administrative	$11,392	$11,893	$(501)	(4)%
Percent of revenues	13%	16%

General and administrative expenses for the three months ended March 31, 2018 decreased by $0.5 million, or 4%, as compared to the same period in 2017. The decrease was primarily due to a decrease in acquisition related fees of $0.7 million related to the Crisp acquisition, a decrease in salaries and related expenses of $0.4 million, a decrease in stock-based compensation expense of $0.1 million and a decrease in ERP software implementation costs of $0.1 million, partially offset by an increase in allowance for doubtful accounts of $0.4 million, an increase in third-party consultation services of $0.3 million, and an increase in restructuring costs of $0.1 million primarily related to severance for the impacted employees.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting expenses, and compliance costs associated with the Sarbanes-Oxley Act.

Change in Fair Value of Escrowed Shares and Contingent Consideration

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$7,350	$(2,585)	$9,935	(384)%
Percent of revenues	8%	(4)%

For the three months ended March 31, 2018, we recorded an expense of $7.4 million, due to the changes in fair value of escrowed shares and contingent consideration. We recorded a loss of $1.4 million due to the increase in fair value of certain escrowed shares resulting from the increase in the Company’s stock price and a loss of $6.0 million related to the change in fair value of Crisp contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period.

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

We expect that the change in fair value of escrowed shares will fluctuate as we continue to remeasure the fair values of shares held in escrow until they are released.

Interest Expense and Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Interest expense	$(3,308)	—	(3,308)	100%
Other income (expense), net	938	127	811	639%
	$(2,370)	$127	$(2,497)	(1,966)%

Interest expense for the three months ended March 31, 2018 increased by $3.3 million, as compared to the same period in 2017, due to the convertible senior notes issued during the fourth quarter of 2017. The increase in other income (expense), net during the three months ended March 31, 2018, as compared to the same period in 2017 was due to interest income earned on short-term certificate of deposits, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Provision for (benefit from) income taxes	$102	$(97)	$199	(205)%

The provision for income taxes of $0.1 million for the three months ended March 31, 2018 was primarily attributable to our foreign operations. The benefit from income taxes of $0.1 million for the three months ended March 31, 2017, was primarily attributable to foreign tax benefit from the enactment of a lower corporate income tax rate by France’s tax authorities.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During the first quarter of 2018, we did not have any significant adjustments to the provisional amounts recorded during the year ended December 31, 2017 related to the re-measurement of certain deferred tax assets and liabilities. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, we may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed later in 2018.

Liquidity and Capital Resources

We financed our operations and capital expenditures through the issuance of common stock in our IPO in March 2014, private sales of preferred stock, term debt financing, exercise of stock options and cash flows from operations. In November 2017, we raised additional cash by the issuance of $200.0 million convertible senior notes. As of March 31, 2018, we had $330.4 million in cash and cash equivalents and $50.9 million in short-term investments, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of money market funds and certificate of deposits. As of March 31, 2018, $2.5 million of cash was held by our foreign subsidiaries. We do not presently anticipate a need to repatriate these funds for use in our domestic operations, but if we were to do so, any such repatriated cash and cash equivalents could be subject to U.S. income taxes, less any previously paid foreign income taxes.

In the near term, although we intend to continue to manage our operating expenses in line with our existing cash and available financial resources, we anticipate we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth and the costs associated with being a public company. As a public company, we have incurred and expect to continue to incur significant legal, accounting, regulatory compliance and other costs that we did not incur in the periods prior to our IPO with higher increases in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting expenses, and compliance costs associated with the Sarbanes-Oxley Act. In addition, we may use cash to fund acquisitions or invest in other businesses, repurchase the Company’s common stock under the publicly announced share repurchase program or incur capital expenditures including leasehold improvements or technologies.

Our Board of Directors has previously approved programs for us to repurchase shares of our common stock. In April 2017, our Board of Directors authorized a share repurchase program (“2017 Program”) for us to repurchase up to $50.0 million of our common stock. The 2017 Program had a one-year duration beginning on May 5, 2017. During the three months ended March 31, 2018, we did not repurchase any shares of its common stock. As of March 31, 2018, $50.0 million remains available for future share repurchases under the 2017 Program.

Additionally, in April 2018, our Board of Directors authorized a share repurchase program (the “2018 Program”) for us to repurchase up to $100 million of our common stock for a one-year duration from May 2018 through May 2019. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and we may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. We may suspend, modify or terminate the 2018 Program at any time without prior notice.

We believe our existing cash, cash equivalents and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months following the date that this quarterly report on Form 10-Q is filed and into the foreseeable future. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(6,253)	$(233)
Net cash provided by investing activities	7,316	23,401
Net cash provided by (used in) financing activities	(5,264)	1,135
Effects of exchange rates on cash	13	9
Net increase (decrease) in cash and cash equivalents	$(4,188)	$24,312

Operating Activities

Cash provided by (used in) operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash provided by (used in) operating activities has typically been due to our net losses and to changes in our operating assets and liabilities.

During the three months ended March 31, 2018, net cash used in operating activities of $6.3 million reflects our net loss of $11.4 million, adjusted for net non-cash expenses of $22.2 million, and cash provided as a result of changes in working capital of $17.1 million. Non-cash expenses included stock-based compensation, change in fair value of escrowed shares and contingent consideration, net, depreciation and amortization, amortization of debt discount and issuance costs, deferred income taxes, allowance for doubtful accounts, and loss on disposal of property and equipment. The uses of cash from working capital items included a decrease in accrued compensation and benefits of $5.9 million related to the payout of the annual bonus, a decrease in accounts payable and other current liabilities of $5.8 million due to the timing of services and payments, an increase in accounts receivable of $4.4 million, and an increase in prepaid expenses and other current assets of $1.6 million, partially offset by an increase in deferred revenues of $0.6 million.

During the three months ended March 31, 2017, net cash used in operating activities of $0.2 million reflects our net loss of $2.7 million adjusted for net non-cash expenses of $9.3 million, partially offset by cash used as a result of changes in working capital of $6.8 million. Non-cash expenses included depreciation and amortization, stock-based compensation, change in the fair value of escrowed shares and contingent consideration, net, recovery from allowance for doubtful accounts and deferred income taxes. The uses of cash from the net change in working capital items included, most notably a decrease in accrued compensation and benefits of $4.8 million related to the payout of annual bonuses, a decrease in accounts payable and other current liabilities of $1.7 million, and an increase in prepaid expenses and other current assets of $1.3 million, partially offset by an increase in deferred revenues of $0.7 million and a decrease in accounts receivable of $0.3 million.

Investing Activities

Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development activities related to our future offerings including Quotient Analytics. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future. In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

During the three months ended March 31, 2018, net cash provided by investing activities of $7.3 million primarily reflects the proceeds from maturities of certificates of deposits of $34.7 million, partially offset by purchases of certificates of deposits of $25.7 million, and purchases of property and equipment of $1.7 million, which includes capitalized software development costs, and technology hardware and software to support our growth.

During the three months ended March 31, 2017, net cash provided by investing activities of $23.4 million primarily reflects proceeds from the maturity of certificates of deposits of $50.1 million, partially offset by purchases of certificates of deposits of $25.1 million, and purchases of property and equipment of $1.6 million, which includes capitalized software development costs, and technology hardware and software to support our growth.

Financing Activities

Our financing activities consisted primarily of net proceeds from the issuance of net borrowings under term debt, a line of credit and convertible senior notes, the issuance of shares of common stock upon the exercise of stock options and repurchases of common stock.

During the three months ended March 31, 2018, net cash used in financing activities of $5.3 million primarily relates to payments made for shares withheld to cover the required payroll withholding taxes of $6.9 million and payments on promissory notes and capital lease obligations of $0.1 million, partially offset by proceeds received from exercises of stock options under equity incentive plans, net of $1.7 million.

During the three months ended March 31, 2017, net cash provided by financing activities of $1.1 million primarily reflects proceeds received from exercises of stock options.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Contractual Obligations and Commitments

Refer to Note 13 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three months ended March 31, 2018 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 16, 2018 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2018, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 16, 2018 with the SEC, except for the Company adopting Topic 606 using the modified retrospective basis, which resulted in a cumulative effect adjustment of $0.1 million recorded to retained earnings as of January 1, 2018. Refer to Note 2 for further details related to the adoption of Topic 606.

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

During the three months ended March 31, 2018, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 16, 2018 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level based on their evaluation of these controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of legal proceedings, see Note 13, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

We have incurred net losses of $15.1 million and $19.5 million in 2017 and 2016, respectively, and incurred net loss of $11.4 million for the three months ended March 31, 2018. We have an accumulated deficit of $298.5 million as of March 31, 2018. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

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

We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, some of our products experience seasonal sales and buying patterns mirroring those in the CPG, retail, and e-commerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of our fiscal year, and our revenues may otherwise fluctuate due to changes in promotional spending budgets (including shopper marketing budgets) of CPGs and retailers and the timing of their promotional spending. We may not always be able to anticipate such fluctuations. Decisions by major CPGs or retailers to delay or reduce their promotional spending, or divert spending away from digital promotions, or from our platform, or changes in our fee arrangements with CPGs and retailers, could also slow our revenue growth or reduce our revenues.  Additionally, as our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers, which may impact how we monetize transactions. For example, we are continuing to experiment with ROI-based pricing strategies though we cannot offer any assurance on the success or adoption rate of such strategies. If we shift a greater number of our arrangements with CPGs to ROI-based pricing models, some of which require us to receive fees upon the redemption of digital coupons on our platform rather than activation as is generally done, our revenue growth and revenues could be harmed.

We believe that our continued revenue growth will depend on our ability to:

•

increase our share of CPG spending on overall coupon and trade promotions, increase the number of brands that are using our platform within each CPG, and increase media spend including shopper marketing on our platform;

•	adapt to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending;
•	successfully execute our digital promotions, shopper marketing and media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	deploy, execute, and continue to develop our data, measurement, and analytics solutions in support of Retailer iQ and QMX;
•	grow and maintain our retailer network through direct and indirect partnerships;
•	maintain and expand our data rights with our retailer network;
•	grow the number of CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;
•	expand the use by consumers of our newest digital promotion and media offerings and broaden the selection and use of digital coupons;
•	manage the shift from desktop to mobile devices;
•	manage the transition from digital print coupons to digital paperless coupons;
•	innovate our product offerings to retain and grow our consumer base;
•	obtain and increase the number of high quality coupons;
•	grow the number of transactions across our platform;
•	expand the number, variety and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
•	develop and implement our media strategies, including the integration and growth of Crisp;
•	increase the awareness of our brands, and earn and build our reputation;
•	hire, integrate and retain talented personnel;
•	effectively manage scaling our operations; and
•	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully accomplish any of these actions. Failure to do so could harm our business and cause our operating results to suffer.

If we fail to attract and retain CPGs, retailers and publishers and expand our relationships with them, our revenues and business will be harmed.

The success of our business depends in part on our ability to increase our share of CPG spending on overall coupons and trade promotions, increase media spending on our platform, increase the number of brands that are using our platform within each CPG, increase adoption and scale of Retailer iQ, and deployment, execution, and continued development of Quotient Analytics and QMX. It also depends on (i) our ability to obtain, maintain, and expand data rights agreements with our retailer partners, (ii) our ability to further integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, (iii) our ability to obtain the right to distribute Retailer iQ digital promotions more broadly through our websites and mobile apps and those of our publishers, and (iv) our retail partners’ commitment in promoting our digital solutions to their customers. In addition, we must acquire new CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment venues. If CPGs and retailers do not find that offering digital promotions and media on our platform enables them to reach consumers and sufficiently increase sales with the scale and effectiveness that is compelling to them, CPGs and retailers may not increase their distribution of digital promotions and media on our platform, or they may decrease them or stop offering them altogether, and new CPGs and retailers may decide not to use our platform.

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

Our business is exposed to risks related to customer concentration, particularly among CPGs. For the three months ended March 31, 2018 and the year ended December 31, 2017, no single customer accounted for more than 10% of our total revenues. For the years ended December 31, 2016 and 2015, total revenue from The Procter and Gamble Company accounted for more than 10% of our total revenues. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed.

As consumer demand for digital coupons has increased, promotion spending has shifted from traditional coupons through traditional channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital coupons will continue at the same rate and whether the growth of the digital promotions market will continue. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital coupons does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenues will require increasing the number of brands that are using our platform within each CPG and further integrating such digital promotions with Retailer iQ. If our projections regarding the adoption and usage of Retailer iQ by retailers, CPGs and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the success of Retailer iQ generally, including insufficient time, resources or funds committed by retailers to the implementation and promotion of Retailer iQ, a retailer’s decision to delay or forego launching or marketing Retailer iQ, our inability to obtain sufficient data rights to maximize the functionality of Retailer iQ, Quotient Analytics, or QMX, our inability to monetize enhanced Retailer iQ functionality, and our inability to efficiently integrate Retailer iQ with a retailer’s system. Even if we are successful in driving the adoption and usage of Retailer iQ by retailers, CPGs and consumers, if Retailer iQ fee arrangements or transaction volumes, or the mix of offers, change or do not meet our projections, our revenues may be harmed. We expect that the market will evolve in ways which may be difficult to predict. It is also possible that digital coupon offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers, including through continued innovation and implementation of new initiatives associated with the digital coupons. For example, if consumer demand for our software-free print solution, cash-back receipt scanning solution, or our mobile application does not grow as we expect, our business may be harmed. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted. For example, we are seeing a shift from digital paper coupons to digital paperless coupons. Our revenues may be harmed if we are unable to manage this transition and the growth of digital paperless coupons is slower than the decline in digital print coupons.

We depend in part on data-rights agreements with our retailer partners to power a range of products and the termination of such agreements or the failure to obtain additional data rights can severely impact our revenue and growth.

Retailer iQ, Quotient Analytics and QMX are powered in part by data we obtain from our retailer partners.  Our access to this data is governed by data-rights agreements with some of our retail partners.  These data-rights agreements have complex rules and are required to be renewed periodically.  If we fail to secure additional data rights, to renew expiring data-rights agreements, if we are found to be in violation of any of our obligations under these agreements, or if retailers lose their data rights, we could lose access to retailer data.  Without retailer data, Retailer IQ, Quotient Analytics, QMX and our targeted media offerings would be less valuable to our CPG customers and retail partners.

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

•	the costs of investing, maintaining and enhancing our technology infrastructure;
•	the costs of developing new products and solutions and enhancements to our platform;
•	our ability to manage our growth, including scaling Retailer iQ, deploying and developing Quotient Analytics, and growing QMX;

•	the success of our sales and marketing efforts;
•	the costs of acquiring new companies which we anticipate will help us grow our business;
•	the costs of successfully integrating acquired companies and employees into our operations, including costs related to the integration of Crisp;
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

When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, certain prepaid distribution fees with some of the retailers will not be recoverable and the distribution fee will increase as a percentage of revenue. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. At March 31, 2018, and December 31, 2017, we had no prepaid non-refundable payments with our Retailer iQ partners.

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

•	Internet sites and blogs that are focused on specific communities or interests that offer coupons or discount arrangements related to such communities or interests;
•	companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corp.; and
•	companies offering media services, such as Triad Media Inc., Valassis Digital and News America Marketing.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•	scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
•	ability to attract consumers to use digital coupons delivered by it;
•	platform security, scalability, reliability and availability;
•	number of channels by which a company engages with consumers;
•	integration of products and solutions;
•	rapid deployment of products and services for customers;
•	breadth, quality and relevance of the Company’s digital coupons;
•	ability to deliver high quality and increasing number of digital coupons that are widely available and easy to use in consumers’ preferred form;
•	integration with retailer applications and point of sales systems;
•	brand recognition and reputation;
•	quality of tools, reporting and analytics for planning, development and optimization of promotions; and
•	breadth and expertise of the Company’s sales organization.

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

Changes in laws or regulations, or changes in interpretations of existing laws or regulations, including the Telephone Consumer Protection Act, or the TCPA in the United States and laws regarding commercial electronic messaging in other jurisdictions, that would limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications could also adversely impact our business. For example, the Federal Communications Commission amended certain of its regulations under the TCPA in recent years in a manner that could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Given the enormous number of communications we send to consumers, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business. Moreover, even if we prevail, such litigation against us could impose substantial costs and divert our management’s attention and resources.

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

If our security measures or information we collect and maintain is compromised or publicly exposed, CPGs, retailers and consumers may curtail or stop using our platform.

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

Various industry standards on privacy have been developed and are expected to continue to develop, which may be adopted by industry participants at any time. We are subject to the terms of our privacy policies and obligations to third parties relating to privacy, data protection and data security, including contractual obligations relating to privacy rights, data protection, data use and data security measures. Certain of our solutions, including Retailer iQ and Quotient Analytics, depend in part on our ability to use data that we obtain in connection with our offerings, and our ability to use this data may be subject to restrictions in our commercial agreements and subject to the privacy policies of the entities that provide us with this data. Our failure to adhere to these third-party restrictions on data use may result in claims, proceedings or actions against us by our business counterparties or other parties, or other liabilities, including loss of business, reputational damage, and remediation costs, which could adversely affect our business.

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

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For instance, with the increased focus on the use of data for advertising, the anticipation and expectation of future laws, regulations, standards and other obligations could impact us and our existing and potential business partners and delay certain business partnerships or deals until there is greater certainty. In addition, as we expand our data analytics and other data related product offerings there may be increased scrutiny on our use of data and we may be subject to new and unexpected regulations. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to provide targeted digital promotions and media to consumers, CPGs and retailers, thereby impairing our ability to maintain and grow our total customers and increase revenues. Future restrictions on the collection, use, sharing or disclosure of our users’ data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our solutions, possibly in a material manner, and could limit our ability to develop new solutions and features. Any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations.  If our measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards relating to privacy, data protection, data security, marketing or consumer protection, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our users’ or CPGs’ or retailers’ ability to use and share personally identifiable information or our ability to store, process and share personally identifiable information or other data, demand for our solutions could decrease, our costs could increase, our revenue growth could slow, and our business, financial condition and operating results could be harmed.

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

We prepare our financial statements to conform to generally accepted accounting principles in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in February 2016, the Financial Accounting Standards Board issued a new standard, Topic 842, which will require us to record most of our leases on our balance sheets beginning in our first quarter of fiscal year 2019.

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

We may in the future be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity or equity-linked financing, such as our convertible senior notes, may dilute the interests of our stockholders, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 94,247,342 shares of common stock outstanding as of March 31, 2018, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 51% of our outstanding common stock, based on the number of shares outstanding as of March 31, 2018. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our Board of Directors has approved share repurchase programs for us to repurchase shares of our stock. In April 2017, our Board of Directors authorized a share repurchase program (“2017 Program”) for us to repurchase up to $50.0 million of the Company’s common stock. The 2017 Program had a one year duration beginning on May 5, 2017. During the three months ended March 31, 2018, the Company did not repurchase any shares of its common stock. As of March 31, 2018, $50.0 million remained available for repurchases under the 2017 Program. Additionally, in April 2018, the Company’s Board of Directors authorized a share repurchase program (the “2018 Program”) for the Company to repurchase up to $100 million of its common stock for a one-year duration from May 2018 through May 2019. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2018 Program at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2018	—	$—	—	$50,000,000
February 1 - 28, 2018	—	—	—	50,000,000
March 1 - 31, 2018	—	—	—	50,000,000
Total	—	$—	—	$50,000,000

(1)

In April 2017, the Company’s Board of Directors authorized the 2017 Program to repurchase up to $50.0 million of the Company’s common stock through April 2018. During the three months ended March 31, 2018, the Company did not repurchase any shares of its common stock. As of March 31, 2018, $50.0 million remains available repurchases under the 2017 Program. Additionally, in April 2018, the Company’s Board of Directors authorized a share repurchase program (the “2018 Program”) for the Company to repurchase up to $100 million of its common stock for a one-year duration from May 2018 through May 2019.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	03/11/16
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/06/15
4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	02/25/14
4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	01/31/14
10.1+	Notice of Grant of Restricted Stock Units for Employees – Initial Award (With Quarterly Vesting after First Year).					X
10.2+	Notice of Grant of Restricted Stock Units for Employees – Annual Grant (With Quarterly Vesting).					X
10.3+	Notice of Grant of Restricted Stock Units for Employees -- Bonus.					X
31.1	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+	Indicates a management contract or compensatory plan or arrangement.
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

QUOTIENT TECHNOLOGY INC.

Dated: May 4, 2018	By:	/s/ Mir Aamir
Mir Aamir
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2018	By:	/s/ Ronald Fior
Ronald Fior
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)