Form 10-Q
period 2018-06-30
Quotient Technology Inc.
filed 2018-08-03
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, the registrant had 95,109,423 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$307,836	$334,635
Short-term investments	50,175	59,902
Accounts receivable, net of allowance for doubtful accounts of $768 and $786 at June 30, 2018 and December 31, 2017, respectively	95,659	81,189
Prepaid expenses and other current assets	10,275	8,737
Total current assets	463,945	484,463
Property and equipment, net	15,205	16,610
Intangible assets, net	64,080	46,490
Goodwill	102,665	80,506
Other assets	1,612	1,006
Total assets	$647,507	$629,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,978	$6,090
Accrued compensation and benefits	9,601	13,914
Other current liabilities	41,351	35,538
Deferred revenues	8,520	6,276
Contingent consideration related to acquisitions	24,500	18,500
Total current liabilities	87,950	80,318
Other non-current liabilities	3,404	3,205
Convertible senior notes, net	150,704	145,821
Contingent consideration related to acquisitions	14,582	—
Deferred tax liabilities	1,871	1,690
Total liabilities	258,511	231,034
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 95,020,958 and 93,199,718 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	696,104	686,025
Accumulated other comprehensive loss	(818)	(700)
Accumulated deficit	(306,291)	(287,285)
Total stockholders’ equity	388,996	398,041
Total liabilities and stockholders’ equity	$647,507	$629,075

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$89,545	$74,493	$176,311	$147,072
Costs and expenses:
Cost of revenues	47,769	30,021	88,222	59,233
Sales and marketing	20,530	21,617	44,360	45,454
Research and development	12,122	12,774	24,748	25,894
General and administrative	11,528	11,803	22,920	23,696
Change in fair value of escrowed shares and contingent consideration, net	—	3,900	7,350	1,315
Total costs and expenses	91,949	80,115	187,600	155,592
Loss from operations	(2,404)	(5,622)	(11,289)	(8,520)
Interest expense	(3,326)	—	(6,634)	—
Other income (expense), net	1,270	134	2,208	261
Loss before income taxes	(4,460)	(5,488)	(15,715)	(8,259)
Provision for income taxes	200	270	302	173
Net loss	$(4,660)	$(5,758)	$(16,017)	$(8,432)
Net loss per share, basic and diluted	$(0.05)	$(0.06)	$(0.17)	$(0.10)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	93,643	88,985	93,180	88,242

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,660)	$(5,758)	$(16,017)	$(8,432)
Other comprehensive income (loss):
Foreign currency translation adjustments	(96)	7	(118)	48
Comprehensive loss	$(4,756)	$(5,751)	$(16,135)	$(8,384)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,017)	$(8,432)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,507	8,677
Stock-based compensation	16,035	15,822
Amortization of debt discount and issuance cost	4,883	—
Loss on disposal of property and equipment	34	—
Allowance (Recovery) for doubtful accounts	49	(497)
Deferred income taxes	302	173
Change in fair value of escrowed shares and contingent consideration, net	7,350	1,315
Changes in operating assets and liabilities:
Accounts receivable	(10,741)	2,097
Prepaid expenses and other current assets	(1,967)	(2,066)
Accounts payable and other current liabilities	(3,152)	(471)
Accrued compensation and benefits	(4,535)	(2,468)
Deferred revenues	1,109	1,119
Net cash provided by operating activities	3,857	15,269

Cash flows from investing activities:
Purchases of property and equipment	(2,327)	(3,166)
Purchase of intangible assets	(6,500)	—
Acquisitions, net of cash acquired	(20,947)	(21,048)
Purchases of short-term investments	(50,175)	(59,659)
Proceeds from maturities of short-term investment	59,902	94,250
Net cash provided by (used in) investing activities	(20,047)	10,377

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	4,515	3,641
Payments for taxes related to net share settlement of equity awards	(8,240)	—
Repurchases of common stock	(6,734)	—
Principal payments on promissory note and capital lease obligations	(156)	(85)
Net cash provided by (used in) financing activities	(10,615)	3,556
Effect of exchange rates on cash and cash equivalents	6	18
Net increase (decrease) in cash and cash equivalents	(26,799)	29,220
Cash and cash equivalents at beginning of period	334,635	106,174
Cash and cash equivalents at end of period	$307,836	$135,394

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$87	$59
Cash paid for interest	1,901	—

Supplemental disclosures of noncash investing and financing activities:
Issuance of shares related to Crisp acquisition	—	12,957
Fixed asset purchases not yet paid	708	277
Computer equipment acquired under promissory note	—	819
Property and equipment acquired under capital lease	—	31

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Quotient Technology Inc. (together with its subsidiaries, the “Company”), is a provider of an industry leading digital marketing platform that drives sales by delivering personalized and targeted coupons and ads to shoppers at the right moment on their path to purchase. The Company has built a scaled network of consumer packaged goods (“CPG”) brands, retailers and shoppers, all digitally connected through our core platform, called Retailer iQ. Using proprietary and licensed data, including online behaviors, purchase intent, and retailers’ in-store point-of-sale (“POS”) shopper data, the Company targets shoppers with the most relevant digital coupons and ads, as well as measures campaign performance, including attribution of dollars spent on digital marketing to in-store sales. Customers and partners use the Company’s digital platform as a more effective channel to influence shoppers.

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

As a result of adopting the new standard, the Company recorded a net increase to retained earnings of $0.1 million as of January 1, 2018, with the impact primarily related to unbilled receivables for performance obligations that have been satisfied but no invoice has been issued. Also, under Topic 606, the Company presents sales returns reserve as a liability versus a contra-asset within accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheet for fiscal year ended December 31, 2017. The impact to revenues as a result of applying Topic 606 for the three and six months ended June 30, 2018 was an increase of $0.5 million and $0.7 million, respectively.

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

Promotion revenues also include the Company’s Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and others that offer coupon codes that the Company distributes. Each time a consumer makes a purchase using a coupon code, a transaction occurs and a distribution fee is generally paid to the Company. The Company generally generates revenues when a consumer makes a purchase using a coupon code from its platform and completion of the order is reported to the Company. In the same period that it recognizes revenues for the delivery of coupon codes, it also estimates and records a reserve, based upon historical experience, to provide for end-

user cancelations or product returns which may not be reported until a subsequent date. The Company presents sales returns reserve as a liability effective the first quarter ended March 31, 2018 versus a contra-asset within accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheet for the year ended December 31, 2017.

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

Deferred Revenues

Deferred revenues consist of coupon activation fees and digital media fees that are expected to be recognized upon coupon activations, or delivery of media impressions or clicks, which generally occurs within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations of $10.6 million, partially offset by $8.3 million recognized revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
Promotion	$60,912	$58,356	$124,695	$115,702
Media	28,633	16,137	51,616	31,370
Total Revenue	$89,545	$74,493	$176,311	$147,072

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$141,123	—	—	$141,123
Certificate of deposit	—	10,144	—	10,144
Short-Term investments:
Certificate of deposit	—	50,175	—	50,175
Total	$141,123	$60,319	$—	$201,442
Liabilities:
Contingent consideration related to Ahalogy acquisition (1)	—	—	14,582	14,582
Total	$—	$—	$14,582	$14,582

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$100,152	—	—	$100,152
Short-Term investments:
Certificate of deposit	—	59,902	—	59,902
Total	$100,152	$59,902	$—	$160,054
Liabilities:
Contingent consideration related to Crisp acquisition (1)	—	—	18,500	18,500
Total	$—	$—	$18,500	$18,500

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

The fair value of contingent consideration related to the acquisition of MLW Squared Inc., doing business as Ahalogy (“Ahalogy”) was estimated using an option pricing method and was based on significant inputs not observable in the market, thus classified as a Level 3 instrument. The inputs include expected achievement of certain financial metrics over the contingent consideration period, volatility and discount rate. Refer to Note 6 for further details related to the acquisition.

At December 31, 2017, the fair value of contingent consideration related to the acquisition of Crisp was estimated using an option pricing method and was based on significant inputs not observable in the market, thus classified as a Level 3 instrument. The inputs include expected achievement of certain financial metrics over the contingent consideration period, historical volatility and discount rate. Refer to Note 6 for further details related to the acquisition.

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Ahalogy	Crisp	Ahalogy	Crisp
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$—	$24,500	$—	$18,500
Addition related to acquisition	14,582	—	14,582	—
Change in fair value	—	—	—	6,000
Transfers out of Level 3	—	(24,500)	—	(24,500)
Balance as of June 30, 2018	$14,582	$—	$14,582	$—

The Company recorded no gains or losses due to the change in fair value of the contingent consideration during the three months ended June 30, 2018, as compared to a charge of $6.0 million during the six months ended June 30, 2018. The change in fair value of Crisp contingent consideration is due to the achievement of certain financial metrics over the contingent consideration period. The changes in the fair value of the contingent consideration are included as a component of operations in the accompanying condensed consolidated statements of operations.

The fair value of contingent consideration related to the acquisition of Crisp Media, Inc. (“Crisp”) was determined by using actual achievement of financial metrics over the contingent consideration period during the contingent consideration period ending May 31, 2018 and no longer represents a liability subject to the fair value disclosure requirements of this section. Accordingly, the liability was transferred out of the Level 3 input category of fair value measurements at June 30, 2018.

As of December 31, 2017, the Company determined that Shopmium S.A. (“Shopmium”) did not meet its revenue and profit milestones for the years ended December 31, 2016 and 2017, during the contingent consideration measurement period and the fair value was concluded to be zero.  Accordingly, the Company determined that there was no payout required when the contingent consideration period expired on March 31, 2018.

Fair Value Measurements of Other Financial Instruments

As of June 30, 2018 and December 31, 2017, the fair value of the Company’s 1.75% convertible senior notes due 2022 was $207.0 million and $196.3 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at the beginning of period	$814	$1,059	$786	$1,338
Additions related to acquisitions	—	229	—	229
Bad debt expense (recovery)	(46)	(229)	49	(497)
Write-offs	—	(24)	(67)	(35)
Balance at the end of period	$768	$1,035	$768	$1,035

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Software	$38,275	$33,198
Computer equipment	24,138	24,342
Leasehold improvements	7,827	7,905
Furniture and fixtures	2,079	2,107
Total	72,319	67,552
Accumulated depreciation and amortization	(58,246)	(55,752)
Projects in process	1,132	4,810
Property and equipment, net	$15,205	$16,610

Depreciation and amortization expense related to property and equipment was $1.9 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively, and $3.5 million and $3.7 million for the six months ended June 30, 2018 and 2017, respectively.

The Company capitalized internal use software development and enhancement costs of $0.7 million and $1.6 million during the three and six months ended June 30, 2018, respectively, and $1.1 million and $2.1 million during the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2018, the Company had $0.4 million respectively in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense above and recorded as cost of revenues, as compared to zero and $0.6 million, respectively, during the comparable period of 2017. The unamortized capitalized development and enhancement costs were $5.6 million and $4.4 million as of June 30, 2018 and December 31, 2017, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Bonus	$4,260	$7,212
Commissions	3,229	4,199
Vacation	467	371
Payroll and related expenses	1,645	2,132
Accrued compensation and benefits	$9,601	$13,914

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Distribution fees	$17,151	$18,485
Marketing expenses	1,495	2,826
Prefunded liability	1,580	2,151
Traffic acquisition cost	3,526	3,040
Amounts owed for certain exclusive rights	6,500	—
Other	11,099	9,036
Other current liabilities	$41,351	$35,538

6. Acquisitions

Acquisition of Ahalogy

On June 1, 2018, the Company acquired all the outstanding shares of Ahalogy, an influencer marketing firm that delivers premium content across social media channels for CPG brands. The acquisition enhances the Company’s performance media solutions for CPGs and retailers, adding social media expertise and a roster of influencers.

The total preliminary acquisition consideration of $36.4 million consisted of $21.8 million in cash and contingent consideration of up to $30.0 million payable in all cash with an estimated fair value of $14.6 million as of the acquisition date. The contingent consideration payout is based on Ahalogy achieving certain financial metrics between closing through December 31, 2019, and is payable within 105 days after December 31, 2019. At the date of acquisition, the contingent consideration’s fair value of $14.6 million was determined by using an option pricing model. The fair value of the contingent consideration is remeasured every reporting period. Refer to Note 3 for the fair value of contingent consideration at June 30, 2018.

The Ahalogy acquisition provides the Company with customer relationships, vendor relationships, developed technologies and trade names. The fair value of customer relationships intangible assets was determined by using a discounted cash flow model. The fair value of vendor relationships intangible asset was determined by using a cost approach. The fair values of developed technologies and trade names intangible assets were determined by using the relief from royalty method. The excess of the consideration paid over the fair value of the net tangible assets and identifiable intangible assets acquired is recorded as goodwill. The goodwill is attributable to expected synergies from combined operations and Ahalogy’s know-how.

The Ahalogy transaction was accounted for as a business combination. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company expensed all transaction costs in the period in which they were incurred.

Acquisition of Crisp

On May 31, 2017, the Company acquired all of the outstanding shares of Crisp, a mobile marketing and advertising company delivering shopper marketing media campaigns for CPGs and retailers. Crisp’s mobile media expertise complements the Company’s proprietary shopper data, retail network and existing promotions and media offerings.

The total acquisition consideration of $51.9 million consisted of $24.1 million in cash, 1,177,927 shares of the Company’s common stock with a fair value of $13.0 million, or $11.00 per share, and contingent consideration of up to $24.5 million payable in cash with a fair value of $14.8 million as of the acquisition date. The contingent consideration payout is based on Crisp achieving certain financial metrics over a period of one year after closing and is payable within 105 days after May 31, 2018. At the date of acquisition, the contingent consideration’s fair value of $14.8 million was determined by using an option pricing method. The fair value of contingent consideration was remeasured every reporting period. As of May 31, 2018, the date that the contingent consideration period ended, Crisp earned the full payout of the contingent consideration by achieving certain financial metrics. Accordingly, the Company had recorded a liability of $24.5 million on the condensed consolidated balance sheet at June 30, 2018. Refer to Note 3 for the fair value of contingent consideration at June 30, 2018.

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

The Crisp transaction was accounted for as a business combination. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company expensed all transaction costs in the period in which they were incurred.

The following table summarizes the preliminary acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	(1) Acquisition Related Expenses
Ahalogy	$36,432	$2,693	$11,580	$22,159	Not Deductible	$561
Crisp	$51,904	$5,893	$9,400	$36,611	Not Deductible	$1,504

(1)	Expensed as general and administrative

The following sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Ahalogy	Estimated Useful Life (in Years)	Crisp	Estimated Useful Life (in Years)
Developed technologies	$3,100	4.0	$5,000	4.0
Customer relationships	6,210	6.0	2,800	7.0
Trade names	650	4.0	1,600	4.0
Vendor relationships	1,620	2.0	—	—
Total identifiable intangible assets	$11,580		$9,400

7. Goodwill and Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The change in the carrying value of goodwill is as follows (in thousands):

Goodwill
Balance as of December 31, 2017	$80,506
Acquisition of Ahalogy	22,159
Balance as of June 30, 2018	$102,665

During the second quarter of 2018, the Company entered into an agreement which provides the Company among other things with certain exclusive rights in exchange for $13.0 million cash consideration. The consideration, as well as capitalized transaction costs of $0.1 million, were recognized as an intangible asset and recorded as media service rights, which is being amortized on a straight-line basis over its estimated useful life in cost of revenues on the accompanying condensed consolidated statement of operations.

Intangible assets consist of the following (in thousands):

	June 30, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Promotion service rights	$22,492	$(5,738)	$16,754	5.6
Media service rights	19,428	(3,209)	16,219	3.0
Customer relationships	17,871	(7,516)	10,355	4.9
Developed technologies	15,287	(6,370)	8,917	3.0
Data access rights	10,801	(3,597)	7,204	3.8
Domain names	5,948	(4,992)	956	0.9
Vendor relationships	2,510	(956)	1,554	1.9
Trade names	2,417	(613)	1,804	3.3
Patents	975	(795)	180	4.0
Registered users	420	(283)	137	1.6
	$98,149	$(34,069)	$64,080	4.0

As of June 30, 2018, and December 31, 2017, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

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

Amortization expense related to intangible assets subject to amortization was $4.2 million and $2.6 million during the three months ended June 30, 2018 and 2017, respectively, and $7.0 million and $5.0 million during the six months ended June 30, 2018 and 2017. Estimated future amortization expense related to intangible assets as of June 30, 2018 is as follows (in thousands):

Total
2018, remaining six months	$9,453
2019	17,705
2020	15,653
2021	10,039
2022	5,730
2023 and beyond	5,148
Total estimated amortization expense	$63,728

8. Debt Obligations

2017 Convertible Senior Notes

In November 2017, the Company issued and sold $200.0 million aggregate principal amount of 1.75% convertible senior notes due 2022 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the “notes”). The notes are unsecured obligations of the Company and bear interest at a fixed rate of 1.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2018. The total net proceeds from the debt offering, after deducting transaction costs, were approximately $193.8 million.

The conversion rate for the notes is initially 57.6037 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $17.36 per share of common stock, subject to adjustment upon the occurrence of specified events.

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

The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

June 30,
2018
Principal	$200,000
Unamortized debt discount	(45,206)
Unamortized debt issuance costs	(4,090)
Net carrying amount of the liability component	$150,704

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the condensed consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of June 30, 2018 and December 31, 2017.

The following table sets forth the interest expense related to the notes recognized in interest expense on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Contractual interest expense	$875	$1,750
Amortization of debt discount	2,228	4,425
Amortization of debt issuance costs	229	458
Total interest expense related to the Notes	$3,332	$6,633

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

Stock Options

The fair value of each option was estimated using the Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected life (in years)	—	5.50 - 6.08	6.02	5.50 - 6.25
Risk-free interest rate	—	1.87% - 2.03%	2.66%	1.87% - 2.14%
Volatility	—	50%	50%	50%
Dividend yield	—	—	—	—

There were no option grants during the three months ended June 30, 2018. The weighted-average grant-date fair value of options granted was $5.57 per share during the three months ended June 30, 2017, and $6.59 and $6.34 per share during the six months ended June 30, 2018 and 2017, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2017	4,425,155	5,194,292	$12.26	7,412,228	$10.36	6.09	$25,415
Increase in shares authorized	3,727,989	—	—	—	—	—	—
Options granted	(801,000)	—	—	801,000	$13.10	—	—
Options exercised	—	—	—	(1,141,569)	$2.33	—	$12,462
Options canceled or expired	154,884	—	—	(154,884)	$11.12	—	—
RSUs granted	(2,177,102)	2,177,102	$13.07	—	—	—	—
RSUs vested	—	(1,630,535)	$13.31	—	—	—	—
RSUs canceled or expired	341,929	(341,929)	$11.70	—	—	—	—
RSUs withheld for taxes	628,584	—	—	—	—	—	—
Balance as of June 30, 2018	6,300,439	5,398,930	$12.31	6,916,775	$11.99	6.60	$19,167
Vested and exercisable as of June 30, 2018				4,801,448	$12.04	5.66	$16,577

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options which vested was $1.6 million and $1.6 million during the three months ended June 30, 2018 and 2017, respectively, and $4.0 million and $4.0 million during the six months ended June 30, 2018 and 2017, respectively.

Employee Stock Purchase Plan

Eligible employees can enroll and elect to contribute up to 15% of their base compensation through payroll withholdings in each offering period which is six months in duration, subject to certain limitations. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected life (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	2.09%	1.04%	1.42% - 2.09%	0.62% - 1.04%
Volatility	40%	50%	40%	50%
Dividend yield	—	—	—	—

As of June 30, 2018, a total of 1,003,568 shares of common stock were issued under the 2013 Employee Stock Purchase Plan (“ESPP”), since inception of the plan. As of June 30, 2018, a total of 1,796,432 shares are available for issuance under the ESPP. The ESPP provides that the shares available thereunder will be increased at the beginning of each year by the lesser of (i) 0.5% of outstanding common stock on the last day of the immediately preceding year, (ii) 400,000 shares, or (iii) such number determined by the Board of Directors.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$579	$485	$1,119	$936
Sales and marketing	1,735	1,694	3,335	3,026
Research and development	1,862	1,985	3,689	3,996
General and administrative	4,063	3,902	7,892	7,864
Total stock-based compensation expense	$8,239	$8,066	$16,035	$15,822

As of June 30, 2018, there was $69.6 million of unrecognized stock-based compensation expense, of which $13.2 million is related to stock options and ESPP shares and $56.4 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of June 30, 2018 will be amortized over a weighted-average period of 2.68 years. The total unrecognized stock-based compensation expense related to RSUs as of June 30, 2018 will be amortized over a weighted-average period of 2.78 years.

During the three months ended June 30, 2018 and 2017, the Company did not capitalize any stock-based compensation cost in projects in process as part of property and equipment, net. During the six months ended June 30, 2018 and 2017, the Company capitalized $0.1 million and $0.1 million of stock-based compensation cost, respectively, in process as part of property and equipment, net on the accompanying condensed consolidated balance sheets.

10. Common Stock Repurchase Programs

The Board of Directors has approved programs for the Company to repurchase shares of its common stock. During May 2018, the active repurchase program at that time expired. In April 2018, the Board of Directors authorized a one-year share repurchase program (“2018 Program”) for the Company to repurchase up to $100.0 million of its common stock from May 2018 through May 2019. During the six months ended June 30, 2018, the Company repurchased and retired 500,000 shares of its common stock for an aggregate of $6.7 million. As of June 30, 2018, $93.3 million remained available for repurchases under the 2018 Program. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2018 Program at any time without prior notice.

11. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from

35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has determined that the $27.7 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance of $28.4 million was a provisional amount and a reasonable estimate at December 31, 2017. The difference between the deferred tax asset and the valuation allowance is related to a deferred tax liability that was also re-measured on December 31, 2017, resulting in a provisional income tax benefit of $0.7 million. During the second quarter of 2018, the Company did not have any significant adjustments to the provisional amounts recorded during the year ended December 31, 2017. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, the Company may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed later in 2018.

The Company recorded a provision for income taxes of $0.2 million and $0.3 million during the three and six months ended June 30, 2018, respectively, and a provision for income taxes of $0.3 million and $0.2 million during the three and six months ended June 30, 2017, respectively. The provision for income taxes for the three and six months ended June 30, 2018 was primarily attributable to the Company’s foreign operations and amortization of tax deductible goodwill from prior year acquisitions. The provision for income taxes for the three and six months ended June 30, 2017 was primarily attributable to a net decrease in foreign tax benefit and amortization of tax deductible goodwill from prior year acquisitions.

12. Net Loss Per Share

The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,660)	$(5,758)	$(16,017)	$(8,432)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	93,643	88,985	93,180	88,242

Net loss per share, basic and diluted	$(0.05)	$(0.06)	$(0.17)	$(0.10)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Six Months Ended June,
	2018	2017
Stock options and ESPP	6,961	7,948
Restricted stock units	5,399	5,782
Shares held in escrow	1,000	2,000
Shares related to convertible senior notes	11,521	—
	24,881	15,730

13. Commitments and Contingencies

Leases

As of June 30, 2018, the Company’s minimum payments under its non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2018, remaining six months	$1,876	$20
2019	3,991	28
2020	2,817	25
2021	1,512	2
2022	1,553	—
2023	1,575	—
2024 and thereafter	1,026	—
Total minimum payments	$14,350	$75

Less: Amount representing interest		7
Present value of capital lease obligations		68
Less: Current portion		30
Capital lease obligation, net of current portion		$38

The Company leases various office facilities, including its corporate headquarters in Mountain View, California and various sales offices, under non-cancelable operating lease agreements that expire through December 2024. In the first quarter of 2018, the Company entered into a lease agreement for an office facility located in New York, New York which will expire in December 2024. In the second quarter of 2018, the Company entered into a lease agreement for an office facility located in Cincinnati, Ohio which will expire in November 2023.

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease periods. Additionally, the Company leases certain equipment under non-cancelable operating leases at its facilities and its leased data center operations.

Rent expense pursuant to all operating lease agreements was $0.9 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $1.8 million and $2.2 million during the six months ended June 30, 2018, and 2017, respectively.

During the fourth quarter of 2017, the Company recorded a restructuring charge of $2.1 million related to facility exit costs, which primarily relates to future contractual lease payments, in general and administrative expense on the consolidated statements of operations. As of June 30, 2018 and December 31, 2017, the Company had a remaining restructuring accrual balance of $1.4 million and $1.9 million, respectively, included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

Purchase Obligations

The Company has unconditional purchase commitments which expire through 2034 in the amount of $6.1 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which it uses for sales and marketing purposes.

The Company also has unconditional purchase commitments, primarily related to software license fees and marketing services, of $10.5 million as of June 30, 2018.

Promissory Note

In January 2017, the Company entered into a promissory note agreement with a lender to finance the purchase of computer equipment for $0.8 million to be paid in quarterly installments over three years. As of June 30, 2018, the Company had a remaining balance of $0.5 million under the agreement, which is included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for claims as of June 30, 2018 and December 31, 2017. The Company expenses legal fees in the period in which they are incurred.

14. Employee Benefit Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests fully over four years of continuous employment. The Company’s matching contribution expense was $0.5 million and $0.3 million during the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $0.9 million during the six months ended June 30, 2018 and 2017, respectively.

15. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these condensed consolidated financial statements taken as a whole.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Seasonality

Some of the Company’s products experience seasonal sales and buying patterns mirroring those in the CPG, retail, e-commerce, and advertising markets, including back-to-school and holiday campaigns, where demand increases during the second half of the Company’s fiscal year. Seasonality may also be affected by CPG annual budget cycles, as some large CPGs have fiscal years ending in June. We believe that this seasonality pattern has affected, and will continue to affect, our business and the associated revenues during the first half and second half of our fiscal year. We recognized 54%, 52% and 53% of our annual revenue during the second half of 2017, 2016 and 2015, respectively.

Second Quarter 2018 Overview

Quarterly revenues of $89.5 million in the second quarter of 2018 increased by $15.1 million, or 20%, from revenues of $74.5 million in the same period in 2017. The year over year increase in our quarterly revenues primarily related to an increase in media revenue, including incremental revenue related to the acquisitions of Crisp and Ahalogy that occurred in the second quarters of 2017 and 2018, respectively, and an increase in digital promotions driven by the continued growth of Retailer iQ.

Our net loss of $4.7 million in the second quarter of 2018 decreased by $1.1 million, as compared to the net loss of $5.8 million in the same period in 2017. The decrease in our net loss in the second quarter of 2018, as compared to the same period in 2017, was primarily the result of the growth in media and promotion revenues, no change in fair value of escrowed shares and contingent consideration for the Crisp acquisition during the second quarter of 2018, as compared to a charge of $3.9 million during the second quarter of 2017, and a reduction in operating expenses resulting from better expense management. This was partially offset by an increase in cost of revenues primarily due to the shift in our product mix as revenues from media continue to become a bigger proportion of revenues which has higher data and traffic acquisition costs related to offsite media on non-owned-and-operated properties as well as increase in distribution fees paid to our partners for promotions and media revenues delivered through their platform, and interest expense associated with the issuance of convertible senior notes during the fourth quarter of 2017. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.

Our operating expenses may increase in the future as we continue to (1) invest in (i) research and development to enhance our platform and investments in newer product offerings; (ii) sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers; and; (iii) corporate infrastructure; (2) incur additional general and administrative expenses associated with being a public company, including increased legal and accounting expenses, and compliance costs associated with the Sarbanes-Oxley Act of 2002 (“SOX”); (3) amortize expenses related to intangibles assets associated with acquisitions and other strategic acquisitions and partnerships; and (4) remeasure contingent consideration related to acquisitions and changes in fair value of shares held in escrow until released.

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

Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense, income taxes, other (income) expense net, change in fair value of escrowed shares and contingent consideration, net, charges related to Enterprise Resource Planning (“ERP”) software implementation costs, certain acquisition related costs and restructuring charges. We exclude certain items because we believe that these costs (benefits) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to contribute to a meaningful evaluation of our current or past operating performance.

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

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,660)	$(5,758)	$(16,017)	$(8,432)
Adjusted EBITDA	12,868	12,952	24,748	20,629
Transactions	954,146	793,238	1,981,443	1,588,508

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
•

Adjusted EBITDA also does not include the effects of charges related to ERP software implementation costs, change in fair value of escrowed shares and contingent consideration, net, interest expense, other (income) expense, net, income taxes, certain acquisition related costs and restructuring charges; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,660)	$(5,758)	$(16,017)	$(8,432)
Adjustments:
Stock-based compensation	8,239	8,066	16,035	15,822
Depreciation, amortization and other(1)	7,033	6,608	12,652	12,012
Change in fair value of escrowed shares and contingent consideration, net	—	3,900	7,350	1,315
Interest expense	3,326	—	6,634	—
Other (income) expense, net	(1,270)	(134)	(2,208)	(261)
Provision for income taxes	200	270	302	173
Total adjustments	$17,528	$18,710	$40,765	$29,061

Adjusted EBITDA	$12,868	$12,952	$24,748	$20,629

(1)

For the three and six months ended June 30, 2018, Other includes certain acquisition related costs of $0.7 million for each of the respective periods, restructuring charges of $0.2 million and $1.4 million, respectively, and ERP software implementation costs related to service agreements of zero and $0.05 million, respectively. For the three and six months ended June 30, 2017, Other includes certain acquisition related costs of $0.8 million and $1.5 million, respectively, restructuring charges of $1.3 million for each of the respective periods, and ERP software implementation costs related to service agreements of $0.4 million and $0.6 million, respectively. Acquisition related costs primarily include diligence, accounting, and legal expenses incurred related to certain acquisitions and certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period. Restructuring charges relates to severance for impacted employees.

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

International Growth and Acquisitions.   Our ability to grow our revenues will also depend on our ability to grow our operations and offerings in existing international markets and expand our business through selective acquisitions, similar to our acquisitions of Ahalogy, Crisp and Shopmium, a private company based in France, and their integration with the core business of the Company.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018		2017		2018		2017
Revenues	$89,545	100.0%	$74,493	100.0%	$176,311	100.0%	$147,072	100.0%
Cost of revenues	47,769	53.3%	30,021	40.3%	88,222	50.0%	59,233	40.3%
Gross profit	41,776	46.7%	44,472	59.7%	88,089	50.0%	87,839	59.7%
Operating expenses:
Sales and marketing	20,530	22.9%	21,617	29.0%	44,360	25.2%	45,454	30.9%
Research and development	12,122	13.5%	12,774	17.1%	24,748	14.0%	25,894	17.6%
General and administrative	11,528	12.9%	11,803	15.8%	22,920	13.0%	23,696	16.1%
Change in fair value of escrowed shares and contingent consideration, net	—	(—)%	3,900	5.2%	7,350	4.2%	1,315	0.9%
Total operating expenses	44,180	49.3%	50,094	67.2%	99,378	56.4%	96,359	65.5%
Loss from operations	(2,404)	(2.6)%	(5,622)	(7.5)%	(11,289)	(6.4)%	(8,520)	(5.8)%
Interest expense	(3,326)	(3.7)%	—	(—)%	(6,634)	(3.8)%	—	(—)%
Other income (expense), net	1,270	1.4%	134	0.2%	2,208	1.3%	261	0.2%
Loss before income taxes	(4,460)	(4.9)%	(5,488)	(7.3)%	(15,715)	(8.9)%	(8,259)	(5.6)%
Provision for income taxes	200	0.2%	270	0.4%	302	0.2%	173	0.1%
Net loss	$(4,660)	(5.1)%	$(5,758)	(7.7)%	$(16,017)	(9.1)%	$(8,432)	(5.7)%

Disaggregated Revenue

The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Promotion	$60,912	$58,356	$2,556	4%	$124,695	$115,702	$8,993	8%
Media	28,633	16,137	12,496	77%	51,616	31,370	20,246	65%
Total Revenue	$89,545	$74,493	$15,052	20%	$176,311	$147,072	$29,239	20%

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues	$89,545	$74,493	$15,052	20%	$176,311	$147,072	$29,239	20%

Revenues for the three months ended June 30, 2018 increased by $15.1 million, or 20%, as compared to the same period in 2017. The increase was primarily due to growth in media revenue, including incremental revenue related to our acquisitions of Crisp and Ahalogy in the second quarters of 2017 and 2018, respectively, and digital promotions driven by the continued growth of Retailer iQ transactions. Revenues from digital promotion transactions and digital media campaigns were 68% and 32%, respectively, of total revenues for the three months ended June 30, 2018, as compared to 78% and 22%, respectively, of total revenues during the same period in 2017. Transactions during the three months ended June 30, 2018 were approximately 1.0 billion, as compared to 793.2 million during the same period in 2017.

Revenues for the six months ended June 30, 2018 increased by $29.2 million, or 20%, as compared to the same period in 2017. The increase was primarily due to growth in media revenue, including incremental revenue related to our acquisitions of Crisp and Ahalogy in the second quarters of 2017 and 2018, respectively, and digital promotions driven by the continued growth of Retailer iQ transactions. Revenues from digital promotion transactions and digital media campaigns were 71% and 29%, respectively, of total revenues for the six months ended June 30, 2018, as compared to 79% and 21%, respectively, of total revenues during the same period in 2017. Transactions during the six months ended June 30, 2018 were 2.0 billion, as compared to 1.6 billion during the same period in 2017.

We expect revenue growth in 2018 from increased media revenues as well as promotion revenues with continued deployment of Retailer iQ and the anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of revenues	$47,769	$30,021	$17,748	59%	$88,222	$59,233	$28,989	49%
Gross profit	$41,776	$44,472	$(2,696)	(6)%	$88,089	$87,839	$250	0%
Gross margin	47%	60%			50%	60%

Cost of revenues for the three months ended June 30, 2018 increased by $17.8 million, or 59%, as compared to the same period in 2017. The increase was primarily due to an increase of $13.7 million, attributable to increased distribution fees corresponding to a greater number of Retailer iQ transactions completed through our platform, as well as higher data and traffic acquisition costs for offsite media on non-owned-and-operated properties, an increase in intangible asset amortization expense of $1.5 million related to our acquisitions including Crisp and Ahalogy as well as certain exclusivity rights acquired under strategic partnerships, an increase in data center expenses of $1.2 million, an increase in salaries and related expenses of $0.7 million, an increase in amortization expense of $0.4 million associated with our Quotient Analytics platform, an increase in other cost of revenue related expenses of $0.4 million, and an increase in stock-based compensation expense of $0.1 million, partially offset by a decrease in restructuring charges of $0.2 million.

Cost of revenues for the six months ended June 30, 2018 increased by $29.0 million, or 49%, as compared to the same period in 2017. The increase was primarily due to an increase of $22.8 million attributable to increased distribution fees corresponding to a greater number of Retailer iQ transactions completed through our platform, as well as higher data and traffic acquisition costs for offsite media on non-owned-and-operated properties, an increase in data center expenses of $2.0 million, an increase in salaries and related expenses of $1.2 million, an increase in amortization expense of $1.8 million related to our acquisitions including Crisp and Ahalogy as well as certain exclusivity rights acquired under strategic partnerships, an increase in other cost of revenue related expenses of $1.1 million, an increase in amortization expense of $0.4 million associated with our Quotient Analytics platform, an increase in third-party media service fees of $0.2 million, and an increase in stock-based compensation expense of $0.2 million, partially offset by a decrease in amortization expense of $0.6 million associated with our Retailer iQ platform spend which was fully amortized in the first quarter of 2017 and a decrease in restructuring charges of $0.1 million.

Gross margin for the three and six months ended June 30, 2018 decreased to 47% and 50%, respectively, as compared to 60% during the same periods in 2017, primarily due to the continued shift in our product mix where media continues to be a bigger proportion of our revenues which has higher data and traffic acquisition costs related to offsite media on non-owned-and-operated properties as well as increase in distribution fees paid to our partners for promotions and media revenues delivered through their platform.

We expect the costs associated with distribution and third-party service fees to continue to increase in the future as we continue to expand and scale our distribution network and reach, as we continue to pursue opportunities to expand our business through selective acquisitions, we expect pressure on our gross margin as our growth strategy evolves and our product mix continues to change.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Sales and marketing	$20,530	$21,617	$(1,087)	(5)%	$44,360	$45,454	$(1,094)	(2)%
Percent of revenues	23%	29%			25%	31%

Sales and marketing expenses for the three months ended June 30, 2018 decreased by $1.1 million, or 5%, as compared to the same period in 2017. The decrease was primarily the result of a reduction in promotional and advertising costs of $1.7 million and a decrease in restructuring charges of $0.4 million due to severance for impacted employees, partially offset by an increase in salaries and related expenses of $1.0 million.

Sales and marketing expenses for the six months ended June 30, 2018 decreased by $1.1 million, or 2%, as compared to the same period in 2017. The decrease was primarily the result of a reduction in promotional and advertising costs of $3.4 million, partially offset by an increase in salaries and related expenses of $1.8 million, an increase in stock-based compensation expense of $0.3 million and an increase in restructuring charges of $0.2 million primarily due to severance for impacted employee.

We expect to continue to invest in sales and marketing in order to support our growth and business objectives, while continuing to optimize our investment in promotional and advertising activities.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$12,122	$12,774	$(652)	(5)%	$24,748	$25,894	$(1,146)	(4)%
Percent of revenues	14%	17%			14%	18%

Research and development expenses for the three months ended June 30, 2018 decreased by $0.7 million, or 5%, as compared to the same period in 2017. The decrease was primarily due to a decrease in salaries and related expenses of $0.7 million, a decrease in research and development support activities of $0.7 million, a decrease in restructuring charges of $0.3 million primarily related to severance for the impacted employees, a decrease in stock-based compensation expense of $0.1 million, partially offset by a decrease in capitalization of internal use software development costs of $1.1 million.

Research and development expenses for the six months ended June 30, 2018 decreased by $1.1 million, or 4%, as compared to the same period in 2017. The decrease was primarily due to a decrease in research and development support activities of $1.3 million, a decrease in salaries and related expenses of $1.2 million, a decrease in stock-based compensation expense of $0.3 million, partially offset by a decrease in capitalization of internal use software development costs of $1.6 million and an increase in restructuring charges of $0.1 million primarily related to severance for the impacted employees.

We believe that continued investment in technology is critical to attaining our strategic objectives. We intend to balance our investment in research and development with our continued operational and cost optimization efforts, as it provides us with the ability to invest in strategic areas, while managing growth in future periods.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative	$11,528	$11,803	$(275)	(2)%	$22,920	$23,696	$(776)	(3)%
Percent of revenues	13%	16%			13%	16%

General and administrative expenses for the three months ended June 30, 2018 decreased by $0.3 million, or 2%, as compared to the same period in 2017. The decrease was primarily due a decrease in salaries and related expenses of $0.5 million, and a decrease in ERP software implementation costs of $0.4 million, a decrease in restructuring charges of $0.2 million primarily related to severance for the impacted employees, partially offset by an increase in third-party consultation services of $0.3 million, an increase in allowance for doubtful accounts of $0.2 million, an increase in stock-based compensation expense of $0.2 million, and an increase in acquisition related fees of $0.1 million.

General and administrative expenses for the six months ended June 30, 2018 decreased by $0.8 million, or 3%, as compared to the same period in 2017. The decrease was primarily due to a decrease in salaries and related expenses of $1.0 million, a decrease in acquisition related fees of $0.7 million, a decrease in ERP software implementation costs of $0.5 million, and a decrease in restructuring charges of $0.1 million primarily related to severance for the impacted employees, partially offset by an increase in other administrative expenses of $1.0 million, and an increase in allowance for doubtful accounts of $0.5 million.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting expenses, and compliance costs associated with the Sarbanes-Oxley Act.

Change in Fair Value of Escrowed Shares and Contingent Consideration

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$—	$3,900	$(3,900)	(100)%	$7,350	$1,315	$6,035	459%
Percent of revenues	—%	5%			4%	1%

For the three and six months ended June 30, 2018, we recorded an expense of zero and $7.4 million, due to the changes in fair value of escrowed shares and contingent consideration. During the six months ended June 30, 2018, we recorded a loss of $1.4 million due to the increase in fair value of certain escrowed shares resulting from the increase in the Company’s stock price and a loss of $6.0 million related to the change in fair value of Crisp contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period. During the second quarter of 2018, the contingent consideration period for measuring Crisp’s achievement of financial metrics has ended.

For the three and six months ended June 30, 2017, we recorded losses of $3.9 million and $1.3 million, respectively, due to the changes in fair value of escrowed shares and contingent consideration. During the three months ended June 30, 2017, we recorded a loss of $3.9 million due to the increase in fair value of certain escrowed shares resulting from the increase in the Company’s stock price. During the six months ended June 30, 2017, we recorded a loss of $1.5 million due to the increase in fair value of certain escrowed shares resulting from the increase in the Company’s stock price and a gain of $0.2 million due to the change in fair value of the Shopmium contingent consideration related to a decline in expected revenue and profit milestones for the year ended December 31, 2017. As of March 31, 2018, the Company determined that there was no payout required when the Shopmium contingent consideration period expired.

We expect that the change in fair value of escrowed shares will fluctuate as we continue to remeasure the fair values of shares held in escrow until they are released.

Interest Expense and Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest expense	$(3,326)	$—	(3,326)	100%	$(6,634)	$—	$(6,634)	100%
Other income (expense), net	1,270	134	1,136	848%	$2,208	261	$1,947	746%
	$(2,056)	$134	$(2,190)	(1,634)%	$(4,426)	$261	$(4,687)	(1,796)%

Interest expense for the three and six months ended June 30, 2018 increased by $3.3 million and $6.6 million, respectively, as compared to the same period in 2017, due to the convertible senior notes issued during the fourth quarter of 2017. During the three and six months ended June 30, 2018, other income (expense), net increased $1.1 million and $1.9 million, respectively, as compared to the same period in 2017 due to interest income earned on short-term certificate of deposits, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.

Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Provision for income taxes	$200	$270	$(70)	(26)%	$302	$173	$129	75%

The provision for income taxes of $0.2 million and $0.3 million, respectively for the three and six months ended June 30, 2018 was primarily attributable to our foreign operations and amortization of tax deductible goodwill from prior year acquisitions. The provision for income taxes of $0.3 million and $0.2 million during the three and six months ended June 30, 2017, respectively, was primarily attributable to a net decrease in foreign tax benefit and amortization of tax deductible goodwill from prior year acquisitions.

The decrease in income tax provision for the three months ended June 30, 2018, as compared to the comparable periods in 2017, was primarily attributable to a decrease in foreign operations.  The increase in income tax provision for the six months ended June 30, 2018, as compared to the comparable periods in 2017, was primarily attributable to a net increase in foreign operations.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has determined that the $27.7 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance of $28.4 million was a provisional amount and a reasonable estimate at December 31, 2017. The difference between the deferred tax asset and the valuation allowance is related to a deferred tax liability that was also re-measured on December 31, 2017, resulting in a provisional income tax benefit of $0.7 million. During the second quarter of 2018, we did not have any significant adjustments to the provisional amounts recorded during the year ended December 31, 2017. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, we may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed later in 2018.

Liquidity and Capital Resources

To date, we have financed our operations and capital expenditures through the issuance of common stock, private sales of preferred stock, term debt financing, the issuance of convertible senior notes, exercise of stock options and cash flows from operations. As of June 30, 2018, we had $307.8 million in cash and cash equivalents and $50.2 million in short-term investments, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of money market funds and certificate of deposits. As of June 30, 2018, $3.1 million of cash was held by our foreign subsidiaries. We do not presently anticipate a need to repatriate these funds for use in our domestic operations, but if we were to do so, any such repatriated cash and cash equivalents could be subject to U.S. income taxes, less any previously paid foreign income taxes.

In the near term, although we intend to continue to manage our operating expenses in line with our existing cash and available financial resources, we anticipate we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth and the costs associated with being a public company. As a public company, we have incurred and expect to continue to incur significant legal, accounting, regulatory compliance and other costs that we did not incur in the periods prior to our IPO with higher increases in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, including increased legal and accounting expenses, and compliance costs associated with SOX. In addition, we may use cash to fund acquisitions or invest in other businesses, repurchase the Company’s common stock under the publicly announced share repurchase program or incur capital expenditures including leasehold improvements or technologies.

Our Board of Directors has approved programs for us to repurchase shares of our common stock. During May 2018, the active repurchase program at that time expired. In April 2018, our Board of Directors authorized a one-year share repurchase program (“2018 Program”) for us to repurchase up to $100.0 million of our common stock from May 2018 through May 2019. During the six months ended June 30, 2018, the Company had repurchased and retired 500,000 shares of its common stock for an aggregate of $6.7 million. As of June 30, 2018, $93.3 million remained available for repurchases under the 2018 Program. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2018 Program at any time without prior notice.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$3,857	$15,269
Net cash provided by (used in) investing activities	(20,047)	10,377
Net cash provided by (used in) financing activities	(10,615)	3,556
Effects of exchange rates on cash	6	18
Net increase (decrease) in cash and cash equivalents	$(26,799)	$29,220

Operating Activities

Cash provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash provided by operating activities has typically been due to our net losses and to changes in our operating assets and liabilities.

During the six months ended June 30, 2018, net cash provided by operating activities of $3.9 million reflects our net loss of $16.0 million, adjusted for net non-cash expenses of $39.2 million, and cash used as a result of changes in working capital of $19.3 million. Non-cash expenses included stock-based compensation, change in fair value of escrowed shares and contingent consideration, net, depreciation and amortization, amortization of debt discount and issuance costs, deferred income taxes, allowance for doubtful accounts, and loss on disposal of property and equipment. The uses of cash from working capital items included an increase in accounts receivable of $10.7 million, a decrease in accrued compensation and benefits of $4.5 million related to the payout of the annual bonus, a decrease in accounts payable and other current liabilities of $3.2 million due to the timing of services and payments and an increase in prepaid expenses and other current assets of $2.0 million, partially offset by an increase in deferred revenues of $1.1 million.

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

Investing Activities

Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development activities related to our future offerings. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future. In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

During the six months ended June 30, 2018, net cash used in investing activities of $20.0 million primarily reflects the purchases of certificates of deposits of $50.2 million, net cash consideration paid for the Ahalogy acquisition of $20.9 million, partial consideration of $6.5 million paid for acquiring certain exclusive rights pursuant to a strategic partnership, purchases of property and equipment of $2.3 million which includes capitalized software development costs, and technology hardware and software to support our growth, and partially offset by proceeds from maturities of certificates of deposits of $59.9 million.

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

During the six months ended June 30, 2018, net cash used in financing activities of $10.6 million primarily relates to payments made for shares withheld to cover the required payroll withholding taxes of $8.2 million, repurchases of common stock of $6.7 million, and payments on promissory notes and capital lease obligations of $0.2 million, partially offset by proceeds received from exercises of stock options under equity incentive plans, net of $4.5 million.

During the six months ended June 30, 2017, net cash provided by financing activities of $3.6 million primarily reflects proceeds received from exercises of stock options under stock plans, net of shares withheld to cover the required payroll withholding taxes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

Contractual Obligations and Commitments

Refer to Note 13 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three and six months ended June 30, 2018 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 16, 2018 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2018, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 16, 2018 with the SEC, except for the Company adopting Topic 606 using the modified retrospective basis, which resulted in a cumulative effect adjustment of $0.1 million recorded to retained earnings as of January 1, 2018. Refer to Note 2 for further details related to the adoption of Topic 606.

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

During the three and six months ended June 30, 2018, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 16, 2018 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We implemented a new Enterprise Resource Planning (“ERP”) system, during the fourth quarter of 2017, for our corporate operations including general ledger, procurement, payment and reporting functions. During Q2 2018, we implemented modules for our order management and revenue recognition functions. Our ERP system is intended to provide us with enhanced transactional processing and management tools compared to our legacy system, and is intended to enhance internal controls over financial reporting. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of system change. Additionally, we will continue to evaluate the operating effectiveness of related controls during subsequent periods.

There were no changes in our internal control over financial reporting, other than the implementation of the order management and revenue recognition functions in our ERP system, identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, results of operations, cash flows, financial conditions, and the trading price of our common stock. The risks described below are not the only risk facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects.

Risks Related to Our Business

We have incurred net losses since inception and we may not be able to generate sufficient revenues to achieve or subsequently maintain profitability.

We have incurred net losses of $15.1 million and $19.5 million in 2017 and 2016, respectively, and incurred net loss of $4.7 million for the three months ended June 30, 2018. We have an accumulated deficit of $306.3 million as of June 30, 2018. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

•	sales and marketing;
•	research and development, including new product development;
•	our technology infrastructure;
•	general administration, including legal and accounting expenses related to our growth and continued expenses with respect to being a public company;
•	efforts to expand into new markets; and
•	strategic opportunities, including commercial relationships and acquisitions.

For example, we have incurred and expect to continue to incur expenses developing, improving, integrating, investing, marketing and maintaining our retailer platform, Retailer iQ, our data and analytics platform, Quotient Analytics, and our data-driven media solutions, Quotient Media Exchange or QMX, and we may not succeed in increasing our revenues sufficiently to offset these expenses.

If we are unable to gain efficiencies in our operating costs, our business could be adversely impacted. We cannot be certain that we will be able to attain or maintain profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, some of our products experience seasonal sales and buying patterns mirroring those in the CPG, retail, and e-commerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of our fiscal year, and our revenues may otherwise fluctuate due to changes in promotional spending budgets (including shopper marketing budgets) of CPGs and retailers and the timing of their promotional spending. We may not always be able to anticipate such fluctuations. Decisions by major CPGs or retailers to delay or reduce their promotional spending, or divert spending away from digital promotions, or from our platform, or changes in our fee arrangements with CPGs and retailers, could also slow our revenue growth or reduce our revenues.  Additionally, as our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers, which may impact how we monetize transactions. For example, we are experimenting with ROI-based pricing strategies though we cannot offer any assurance on the success or adoption rate of such strategies. If we shift a greater number of our arrangements with CPGs to ROI-based pricing models, some of which require us to receive fees upon the redemption of digital coupons on our platform rather than activation as is generally done, our revenue growth and revenues could be harmed.

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

Our business is exposed to risks related to customer concentration, particularly among CPGs. For the three and six months ended June 30, 2018 and the year ended December 31, 2017, no single customer accounted for more than 10% of our total revenues. For the years ended December 31, 2016 and 2015, total revenue from The Procter and Gamble Company accounted for more than 10% of our total revenues. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed.

As consumer demand for digital coupons has increased, promotion spending has shifted from traditional coupons through traditional channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital coupons will continue at the same rate and whether the growth of the digital promotions market will continue. If a retailer decides not to accept digital paperless coupons or a CPG reduces their spend in digital promotions, our business could be harmed. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital coupons does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenues will require increasing the number of brands that are using our platform within each CPG and further integrating such digital promotions with Retailer iQ. If our projections regarding the adoption and usage of Retailer iQ by retailers, CPGs and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the success of Retailer iQ generally, including insufficient time, resources or funds committed by retailers to the implementation and promotion of Retailer iQ, a retailer’s decision to delay or forego launching or marketing Retailer iQ, our inability to obtain sufficient data rights to maximize the functionality of Retailer iQ, Quotient Analytics, or QMX, our inability to monetize enhanced Retailer iQ functionality, and our inability to efficiently integrate Retailer iQ with a retailer’s system. Even if we are successful in driving the adoption and usage of Retailer iQ by retailers, CPGs and consumers, if Retailer iQ fee arrangements or transaction volumes, or the mix of offers, change or do not meet our projections, our revenues may be harmed. We expect that the market will evolve in ways which may be difficult to predict. It is also possible that digital coupon offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers, including through continued innovation and implementation of new initiatives associated with the digital coupons. For example, if consumer demand for our software-free print solution, cash-back receipt scanning solution, or our mobile application does not grow as we expect, our business may be harmed. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted. For example, we are seeing a shift from digital paper coupons to digital paperless coupons. Our revenues may be harmed if we are unable to manage this transition and the growth of digital paperless coupons is slower than the decline in digital print coupons.

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

•	our ability to successfully respond to changes in the digital promotions and media market and continue to grow the market and demand for our platform;
•	our ability to grow consumer selection and use of our digital promotion offerings and attract new consumers to our platform;
•	the amount and timing of digital promotions and marketing campaigns by CPGs, which are affected by budget cycles, economic conditions, seasonality and other factors;
•	the impact of global business or macroeconomic conditions, including the resulting effects on the level of coupon and trade promotion spending by CPGs and spending by consumers;
•	the impact of competitors or competitive products and services, and our ability to compete in the digital promotions market;
•	our ability to obtain and increase the number of high quality coupons;
•	our ability to grow and maintain our relationships with retailers, including our ability to negotiate favorable data rights agreements with retailers;
•

changes in consumer behavior with respect to digital promotions and how consumers access digital coupons and our ability to develop applications that are widely accepted and generate revenues for CPGs, retailers and us;

•	the costs of investing, maintaining and enhancing our technology infrastructure;
•	the costs of developing new products, solutions and enhancements to our platform;

•	our ability to manage our growth, including scaling Retailer iQ, deploying and developing Quotient Analytics, and growing QMX;
•	the success of our sales and marketing efforts;
•	the costs of acquiring new companies which we anticipate will help us grow our business;
•	the costs of successfully integrating acquired companies and employees into our operations, including costs related to the integration of Ahalogy;
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
•

increased legal, accounting and compliance costs associated with Section 404 of SOX as we do not expect to retain our “emerging growth company” status under the Jumpstart Our Business Startup Act of 2012, or the JOBS Act; and

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

When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, certain prepaid distribution fees with some of the retailers will not be recoverable and the distribution fee will increase as a percentage of revenue. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. At June 30, 2018, and December 31, 2017, we had no prepaid non-refundable payments with our Retailer iQ partners.

Our gross margins are dependent on many factors, some of which are not directly controlled by us.

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

For instance, during the past 12 months we have seen pressure on our gross margin which we principally attribute to the factors described above and we expect this pressure to continue as our growth strategy evolve and our product mix continues to change.

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

Our success on mobile platforms will also be dependent on our ability to develop features or products that will make our mobile platform attractive to, and drive engagement by, consumers. For example, we launched an updated Coupons.com mobile application in January 2017 providing enhanced functionality and features; however, there is no guarantee that consumers will adopt our mobile application or that it will result in increased engagement. If we fail to develop such features or products after investing in their development, our ability to monetize these growth opportunities will be constrained, and our business, financial condition and operating results may be adversely affected.

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
•

in certain instances, the ability to exert control of acquired businesses that include earnout provisions in the agreements relating to such acquisitions or the potential obligation to fund an earnout for, or other obligations related to, a product that has not met expectations;

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

We deliver digital coupons via our platform, including over our websites and mobile applications, as well as through those of our CPGs and retailers and our publishers and other third parties. Our reputation and ability to acquire, retain and serve CPGs and retailers, as well as consumers who use digital coupons or view media on our platform are dependent upon the reliable performance of our platform. As the number of our CPG customers, retailers and consumers and the number of digital promotions and information shared through our platform continue to grow, we will need an increasing amount of network capacity and computing power. Our technology infrastructure is hosted across two data centers in co-location facilities in California and Nevada. In addition, we use two other co-location facilities in California and Virginia to host our Retailer iQ platform. We have spent and expect to continue to spend substantial amounts in our data centers and equipment and related network infrastructure to handle the traffic on our platform. The operation of these systems is expensive and complex and could result in operational failures. In the event that the number of transactions or the amount of traffic on our platform grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems or service disruptions, whether due to system failures, computer viruses, malware, ransomware, denial of service attacks, attempts to degrade or disrupt services, or physical or electronic break-ins, could affect the security or availability of our websites and platform, and prevent CPGs, retailers or consumers from accessing our platform. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential CPGs, retailers and consumers, which could harm our operating results and financial condition.

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

We collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Like all businesses that use computer systems and the Internet, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to gain access to our systems, denial-of-service attacks, viruses, malicious software including malware and ransomware, break-ins, phishing attacks, social engineering, human error, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our systems or solutions or that we or our third-party service providers otherwise maintain, including payment systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information, or subject us to fines or higher transaction fees or limit or result in the termination of our access to certain payment methods. If we experience compromises to our security that result in performance or availability problems, the complete shutdown of one or more of our websites and mobile applications or the loss or unauthorized access to or disclosure of confidential information, CPGs, retailers, and consumers may lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely.

Because the techniques used to obtain unauthorized access are often sophisticated and change frequently, neither we nor third-party service providers can guarantee that our systems will not be breached. In addition, consumer information including email addresses, phone numbers and data on consumer usage of our websites and mobile applications could be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. Security breaches can also occur as a result of nontechnical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Any or all of these issues, or the perception that any of them has occurred, even if inaccurate, could negatively impact our reputation and our ability to attract and retain CPGs and retailers as well as consumers or could reduce the frequency with which our platform is used, cause existing or potential CPG or retailer customers to cancel their contracts or subject us to third-party lawsuits, regulatory fines or other action or liability, and harm our business and results of operations.

Remediation of any potential cyber security breach may involve significant time, resources, and expenses, which may result in potential regulatory inquiries, litigation or other investigations, and can affect our financial and operational condition.

Failure to deal effectively with fraudulent or other improper transactions could harm our business.

Digital coupons are issued in the form of redeemable coupons or coupon codes with unique identifiers. It is possible that third parties may create counterfeit digital coupons or coupon codes or exceed print or use limits in order to fraudulently or improperly claim discounts or credits for redemption. It is possible that individuals will circumvent our anti-fraud systems using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract. Further, we may not detect any of these unauthorized activities in a timely manner. Third parties who succeed in circumventing our anti-fraud systems may sell the fraudulent or fraudulently obtained digital coupons on social networks, which would damage our brand and relationships with CPGs and harm our business. Legal measures we take or attempt to take against these third parties may be costly and may not be ultimately successful. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse CPGs and retailers for any funds stolen or revenues lost as a result of such breaches. Our CPGs and retailers could also request reimbursement, or stop using digital coupons, if they are affected by buyer fraud or other types of fraud. We may incur significant losses from fraud and counterfeit digital coupons. If our anti-fraud technical and legal measures do not succeed, our business may suffer.

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

A portion of our business is based upon consumers using coupon codes from specialty retailers in connection with the purchase of goods or services. The commissions we earn for coupon codes accessed through our platform are tracked by performance marketing networks. Third-party performance marketing networks provide publishers with affiliate tracking links that allow for revenues to be attributed to publishers. When a consumer executes a purchase on a publisher’s website as a result of a performance marketing program, most performance marketing conversion tracking tools credit the most recent link or ad clicked by the consumer prior to that purchase. This practice is generally known as “last-click attribution.” We generate revenues through transactions for which we receive last-click attribution. Risks that may adversely affect our performance marketing programs and our relationships with performance marketing networks include the following, some of which are outside our control:

•

we may not be able to adapt to changes in the way in which CPGs and merchants attribute credit to us in their performance marketing programs, whether it be “first-click attribution” or “multichannel attribution,” which applies weighted values to each of a retailer’s advertisements and tracks how each of those advertisements contributes to a purchase, or otherwise;

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

We use small text files (referred to as "cookies"), placed through an Internet browser on an Internet user's computer which corresponds to a data set that we keep on our servers, to gather important data to help deliver our solution. Certain of our cookies, including those that we predominantly use in delivering our solution, are known as "third-party" cookies because they are delivered where we do not have a direct relationship with the Internet user. Our cookies collect anonymous information, such as when an Internet user views an advertisement, clicks on an advertisement, or visits one of our advertisers' websites. On mobile devices, we may also obtain location based information about the user's device through our cookies. We use these cookies to achieve our customers' campaign goals, to ensure that the same Internet user does not unintentionally see the same media too frequently, to report aggregate information to our customers regarding the performance of their digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network. We also use data from cookies to help us decide whether and how much to bid on an opportunity to place an advertisement in a certain Internet location and at a given time in front of a particular Internet user. A lack of data associated with or obtained from cookies may significantly detract from our ability to make decisions about which inventory to purchase for an advertiser's campaign and may undermine the effectiveness of our solution and harm our business.

Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers at any time. Some Internet users also download "ad blocking" software that prevents cookies from being stored on a user's computer. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari and Firefox browsers blocks third-party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers were altered by Internet users to permit the placement of third-party cookies, we would be able to set fewer of our cookies in users’ browsers, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to identify individual Internet users or Internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same anonymous user across different web properties, and reduce the effectiveness of our solution.

In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the "Cookie Directive," directs EU member states to ensure that accessing information on an Internet user's computer, such as through a cookie, is allowed only if the Internet user has appropriately given his or her consent. Additionally, an e-Privacy Regulation, which would replace the Cookie Directive with requirements that would be stricter in certain respects, apply directly to activities within the EU, and would impose stricter requirements and additional penalties for noncompliance, has been proposed, although at this time it is unclear whether it will be approved or when its requirements would be effective. We may experience challenges in obtaining appropriate consent to our use of cookies from consumers within the EU, which may affect our operating results and business in European markets, and we may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

Failure to comply with federal, state and international privacy, data protection, marketing and consumer protection laws, regulations and industry standards, or the expansion of current or the enactment or adoption of new privacy, data protection, marketing and consumer protection laws, regulations or industry standards, could adversely affect our business.

We are subject to a variety of federal, state and international laws, regulations and industry standards regarding privacy, data protection, data security, marketing and consumer protection, which address the collection, storing, sharing, using, processing, disclosure and protection of data relating to individuals, as well as the tracking of consumer behavior and other consumer data. We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing and may be subject to differing interpretations, costly to comply with or inconsistent among countries and jurisdictions. For example, the Federal Trade Commission, or the FTC, expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use, disclosure, and storage of consumer information, and establish principles relating to notice, consent, access and data integrity and security. The laws and regulations in many foreign countries relating to privacy, data protection, data security, marketing and consumer protection often are more restrictive than in the United States, and may in some cases be interpreted to have a greater scope. Additionally, the laws, regulations and industry standards, both foreign and domestic, relating to privacy, data protection, data security, marketing and consumer protection are dynamic and may be expanded or replaced by new laws, regulations or industry standards. We believe our policies and practices comply in all material respects with applicable privacy, data protection, data security, marketing and consumer protection guidelines, laws and regulations. However, if our belief is incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information or implement new safeguards to help our consumers manage our use of their information, among other changes.

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

With respect to personal data transfers from the European Economic Area, or EEA, we have previously relied on compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which legitimized the transfer of personally identifiable information by U.S. companies doing business in Europe from the EEA and Switzerland to the U.S. In October 2015, a decision of the Court of Justice of the European Union, or CECJ, deemed the U.S.-EU Safe Harbor Framework an invalid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. U.S. and EU authorities reached a political agreement in February 2016 regarding a new means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield. It is unclear, however whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA and Switzerland to the U.S. We have engaged in certain actions in an effort to legitimize our transfers of personal data from Europe to the U.S., and we anticipate engaging in additional activities in an effort to do so going forward. We may continue to be unsuccessful in establishing legitimate means of transferring all personal data from Europe to the U.S., we may experience reluctance or refusal by European consumers, retailers or CPGs to continue to use our solutions due to the potential risk exposure to such individuals and organizations as a result of the CECJ’s ruling, and we and our CPG and retailer partners are at risk of enforcement actions taken by an European data protection authority until we ensure that all applicable data transfers to us from the EEA and Switzerland are legitimized. In addition, legislators in the EU recently adopted the General Data Protection Regulation, or GDPR, which became effective in May 2018 and supersedes the 1995 EU Data Protection Directive, and include more stringent operational requirements for processors and controllers of personal data, including payment card information, and impose significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Additionally, in June 2016, United Kingdom voters approved an exit from the EU, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the EU by April 2019.  A Data Protection Bill has been introduced to the United Kingdom’s House of Lords that proposes to substantially implement the GDPR.  Nevertheless, the Data Protection Bill must complete the legislative process, so it remains unclear what modifications will be made to the final legislation. We may incur liabilities, expenses, costs, and other operational losses when the GDPR and the UK Data Protection Bill are effective and in connection with any measures we take to comply with them.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For instance, with the increased focus on the use of data for advertising, the anticipation and expectation of future laws, regulations, standards and other obligations could impact us and our existing and potential business partners and delay certain business partnerships or deals until there is greater certainty. In addition, as we expand our data analytics and other data related product offerings there may be increased scrutiny on our use of data and we may be subject to new and unexpected regulations. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to provide targeted digital promotions and media to consumers, CPGs and retailers, thereby impairing our ability to maintain and grow our total customers and increase revenues. Future restrictions on the collection, use, sharing or disclosure of our users’ data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our solutions, possibly in a material manner, and could limit our ability to develop new solutions and features. Any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations.  If our measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards relating to privacy, data protection, data security, marketing or consumer protection, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our users’, CPGs’ or retailers’ ability to use and share personally identifiable information or our ability to store, process and share personally identifiable information or other data, demand for our solutions could decrease, our costs could increase, our revenue growth could slow, and our business, financial condition and operating results could be harmed.

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

As we become a more mature company, we may find our recruiting and retention efforts more challenging. We are seeking to continue to hire a significant number of personnel, including certain key management personnel. We may be limited in our ability to recruit global talent by U.S. immigration laws, including those related to H1-B visas. The demand for H1-B visas to fill highly-skilled IT and computer science jobs is greater than the number of H-1B visas available each year; for the U.S. government’s 2018 fiscal year, the U.S. issued 85,000 H-1B visas out of 199,000 requests.  In addition, the regulatory environment related to immigration under the current presidential administration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition. If we do not succeed in attracting, hiring and integrating qualified personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

Changes to financial accounting standards or the SEC’s rules and regulations may affect our results of operations and cause us to change our business practices.

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

To date, we have generated almost all of our revenues from within the United States. As a result, we currently do not have significant revenues or expenses in our international operations and we do not hedge our foreign currency exchange risk. However, we plan to grow our operations and offerings through expansion in existing international markets and by partnering with our existing CPGs and retailers to enter new geographies that are important to them. For example, we opened a research and development facility in Bangalore, India and acquired Shopmium, which has research and development operations in Paris, France. As we expand our business outside the United States we will face exposure to adverse movements in currency exchange rates. We will be exposed to foreign exchange rate fluctuations from the conversion of collections and expenses not denominated in U.S. dollars. If the U.S. dollar weakens against foreign currencies, the conversion of these foreign currency denominated transactions will result in increased revenues, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, the conversion of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. Our risks related to currency fluctuations will increase as our international operations become an increasing portion of our business. In addition, we face exposure to fluctuations in interest rates which may impact our investment income unfavorably.

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

•

different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to United States, including deemed hourly wage and overtime regulations in these locations;

•

exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions;

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
•

delays and inefficiencies caused by geographical separation of our international research and development activities and operations and other challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs; and

•

interruptions to our operations in the countries where our research and development activities and operations are located as a result of floods and other natural catastrophic events as well as other events beyond our control such as power disruptions or terrorism.

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

In November 2017, we issued and sold $200 million aggregate principal amount of convertible senior notes (the “notes”).  Our leveraged capital structure could have negative consequences, including, but not limited to, the following:

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

The price of our common stock may change in response to variations in our operating results and also may change in response to other factors, including factors specific to technology companies, many of which are beyond our control. As a result, our stock price may experience significant volatility. Among other factors that could affect our stock price are:

•	the financial projections that we or analysts may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	addition or loss of significant customers;
•	price and volume fluctuations in the overall stock market from time to time;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	success of competitive products or services;
•	the public’s response to press releases or other public announcements by us or others, including our filings with the SEC;
•	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;
•	announcements relating to litigation;
•	speculation about our business in the press or the investment community;
•	reports, guidance and ratings issued by securities or industry analysts;
•	future sales of our common stock by our significant stockholders, officers and directors;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	our entry into new markets;
•	regulatory developments in the United States or foreign countries;
•	strategic actions by us or our competitors, such as acquisitions or restructurings; and
•	changes in accounting principles.

If any of the foregoing occurs, it could cause our stock price or trading volume to decline. In addition, the stock market in general has experienced substantial price and volume volatility that is often seemingly unrelated to the operating results of any particular companies. Moreover, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

Substantial future sales of shares by our stockholders could negatively affect our stock price.

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 95,020,958 shares of common stock outstanding as of June 30, 2018, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 50% of our outstanding common stock, based on the number of shares outstanding as of June 30, 2018. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our Board of Directors has approved share repurchase programs for us to repurchase shares of our stock. During May 2018, the active repurchase program at that time expired. In April 2018, our Board of Directors authorized a one-year share repurchase program (“2018 Program”) for us to repurchase up to $100.0 million of our common stock from May 2018 through May 2019. During the six months ended June 30, 2018, we repurchased and retired 500,000 shares of our common stock for an aggregate of $6.7 million. As of June 30, 2018, $93.3 million remained available for repurchases under the 2018 Program. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and we may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. We may suspend, modify or terminate the 2018 Program at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, SOX, and the rules and regulations of the New York Stock Exchange, or the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports we will file with the SEC under Section 404 of SOX. In the event that we are not able to demonstrate compliance with Section 404 of SOX, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

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

Our independent registered public accounting firm will be required to audit the effectiveness of our internal control over financial reporting when we cease to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, effective December 31, 2018. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it concludes that our internal control over financial reporting is not effective.

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

We are an “emerging growth company”, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX (“Section 404”), reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We will lose our status as an “emerging growth company” at the end of this fiscal year, and may incur increased legal, accounting and compliance costs associated with Section 404.

Effective December 31, 2018, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” will no longer apply, which will increase our costs as a result of being a public company and demands on management.

Effective December 31, 2018 we will lose our status as an “emerging growth company” as defined in the JOBS Act.   As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC.  Once we are no longer an “emerging growth company, the cost of compliance with Section 404 will require us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.  Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if, in the future, material weaknesses are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

In addition, we have previously taken advantage of the JOBS Act reduced disclosure requirements applicable to "emerging growth companies" regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation. Once we lose “emerging growth company” status, we will no longer be eligible for such reduced disclosure requirements and exemptions and as such, we will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2019 annual meeting of stockholders. As a result, we expect that our future loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 - April 30, 2018	—	$—	—	$100,000,000
May 1 - May 31, 2018	500,000	13.46	500,000	93,270,000
June 1 - June 30, 2018	—	—	—	93,270,000
Total	500,000	$—	500,000	$93,270,000

(1)

In April 2017, the Company’s Board of Directors authorized the 2017 Program to repurchase up to $50.0 million of the Company’s common stock. The 2017 Program expired in May 2018 with an unused balance of $50.0 million. In April 2018, the Company’s Board of Directors authorized the 2018 Program to repurchase up to $100.0 million of the Company’s common stock for a one-year duration from May 2018 through May 2019. During the six months ended June 30, 2018, the Company repurchased and retired 500,000 shares of its common stock for an aggregate of $6.7 million. As of June 30, 2018, $93.3 million remained available repurchases under the 2018 Program.

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

QUOTIENT TECHNOLOGY INC.

Dated: August 3, 2018	By:	/s/ Mir Aamir
Mir Aamir
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2018	By:	/s/ Ronald Fior
Ronald Fior
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)