Form 10-Q
period 2018-09-30
Quotient Technology Inc.
filed 2018-11-09
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, the registrant had 95,189,382 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$288,475	$334,635
Short-term investments	40,160	59,902
Accounts receivable, net of allowance for doubtful accounts of $973 and $786 at September 30, 2018 and December 31, 2017, respectively	106,217	81,189
Prepaid expenses and other current assets	11,973	8,737
Total current assets	446,825	484,463
Property and equipment, net	14,349	16,610
Intangible assets, net	61,852	46,490
Goodwill	109,196	80,506
Other assets	1,226	1,006
Total assets	$633,448	$629,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,755	$6,090
Accrued compensation and benefits	11,551	13,914
Other current liabilities	42,333	35,538
Deferred revenues	7,634	6,276
Contingent consideration related to acquisitions	—	18,500
Total current liabilities	71,273	80,318
Other non-current liabilities	3,336	3,205
Contingent consideration related to acquisitions	16,874	—
Convertible senior notes, net	153,195	145,821
Deferred tax liabilities	1,999	1,690
Total liabilities	246,677	231,034
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 95,128,082 and 93,199,718 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	703,794	686,025
Accumulated other comprehensive loss	(939)	(700)
Accumulated deficit	(316,085)	(287,285)
Total stockholders’ equity	386,771	398,041
Total liabilities and stockholders’ equity	$633,448	$629,075

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$103,591	$81,950	$279,902	$229,022
Costs and expenses:
Cost of revenues	57,073	37,501	145,295	96,734
Sales and marketing	22,782	22,002	67,142	67,456
Research and development	11,974	12,255	36,722	38,149
General and administrative	12,574	11,702	35,494	35,398
Change in fair value of escrowed shares and contingent consideration, net	4,692	9,700	12,042	11,015
Total costs and expenses	109,095	93,160	296,695	248,752
Loss from operations	(5,504)	(11,210)	(16,793)	(19,730)
Interest expense	(3,373)	—	(10,007)	—
Other income (expense), net	1,267	276	3,475	537
Loss before income taxes	(7,610)	(10,934)	(23,325)	(19,193)
Provision for (benefit from) income taxes	195	(107)	497	66
Net loss	$(7,805)	$(10,827)	$(23,822)	$(19,259)
Net loss per share, basic and diluted	$(0.08)	$(0.12)	$(0.25)	$(0.22)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	94,066	90,492	93,478	89,000

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(7,805)	$(10,827)	$(23,822)	$(19,259)
Other comprehensive income (loss):
Foreign currency translation adjustments	(121)	(21)	(239)	27
Comprehensive loss	$(7,926)	$(10,848)	$(24,061)	$(19,232)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(23,822)	$(19,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,226	13,280
Stock-based compensation	24,455	24,302
Amortization of debt discount and issuance cost	7,374	—
Loss on disposal of property and equipment	130	—
Allowance (recovery) for doubtful accounts	271	(548)
Deferred income taxes	497	66
Change in fair value of escrowed shares and contingent consideration, net	12,042	11,015
Changes in operating assets and liabilities:
Accounts receivable	(20,185)	(1,776)
Prepaid expenses and other current assets	(2,520)	(2,231)
Accounts payable and other current liabilities	6,320	5,882
Payments for contingent consideration	(9,700)	—
Accrued compensation and benefits	(2,857)	(1,454)
Deferred revenues	(1,026)	718
Net cash provided by operating activities	8,205	29,995

Cash flows from investing activities:
Purchases of property and equipment	(3,814)	(4,383)
Purchase of intangible assets	(13,046)	—
Acquisitions, net of cash acquired	(26,628)	(21,048)
Purchases of short-term investments	(75,120)	(64,685)
Proceeds from maturities of short-term investment	94,862	109,250
Net cash (used in) provided by investing activities	(23,746)	19,134

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	5,824	5,880
Payments for taxes related to net share settlement of equity awards	(10,449)	(2,326)
Repurchases and retirement of common stock under share repurchase program	(10,971)	—
Principal payments on promissory note and capital lease obligations	(232)	(161)
Payments for contingent consideration	(14,800)	—
Net cash (used in) provided by financing activities	(30,628)	3,393
Effect of exchange rates on cash and cash equivalents	9	(32)
Net (decrease) increase in cash and cash equivalents	(46,160)	52,490
Cash and cash equivalents at beginning of period	334,635	106,174
Cash and cash equivalents at end of period	$288,475	$158,664

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$173	$113
Cash paid for interest	1,898	20

Supplemental disclosures of noncash investing and financing activities:
Issuance of shares related to Crisp acquisition	—	12,957
Fixed asset purchases not yet paid	387	461
Computer equipment acquired under promissory note	—	819
Property and equipment acquired under capital lease	—	31

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

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes, except for the Company’s adoption of Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective basis which resulted in a cumulative effect adjustment of $0.1 million recorded to retained earnings as of January 1, 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, the valuation and useful lives of intangible assets and property and equipment, goodwill, stock-based compensation, contingent consideration and income taxes. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.

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

The Company adopted Topic 606 as of January 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior periods are not adjusted and continue to be reported in accordance with its historic accounting under Topic 605.

As a result of adopting the new standard, the Company recorded a net increase to retained earnings of $0.1 million as of January 1, 2018, with the impact primarily related to unbilled receivables for performance obligations that have been satisfied but no invoice has been issued. Also, under Topic 606, the Company presents sales returns reserve as a liability versus a contra-asset within accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheet for fiscal year ended December 31, 2017. The impact to revenues as a result of applying Topic 606 for the three and nine months ended September 30, 2018 was an increase of $0.8 million and $1.5 million, respectively.

Topic 230: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. Following the adoption of ASU 2016-15, cash payments that are not made soon after the consummation of a business combination to settle a contingent consideration liability will be classified as cash outflows for financing and operating activities, as applicable. ASU 2016-15 requires that the portion of the cash payment up to the acquisition date fair value of the contingent consideration liability should be classified as a financing outflow, and amounts paid in excess of the acquisition date fair value of that liability should be classified as operating outflows. The Company adopted ASU 2016-15 as of January 1, 2018 and classified the cash payments related to contingent consideration in accordance with this guidance.

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

Promotion Revenue

The Company generates revenue from promotions, in which consumer packaged goods brands, or CPGs, pay the Company to deliver coupons to consumers through its network of publishers and retail partners. The Company generates revenues, as consumers select, activate, or redeem a coupon through its platform by either saving it to a retailer loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. The pricing for promotion arrangements generally includes both coupon setup fees and coupon transaction fees. Coupon setup fees are related to the creation of digital coupons and set up of the underlying campaign on Quotient’s proprietary platform for tracking of related activations or redemptions. The Company recognizes revenues related to coupon setup fees over time, proportionally, on a per transaction basis, using the number of authorized transactions per insertion order, commencing on the date of the first coupon transaction. Coupon transaction fees are generally determined on a per unit activation or per redemption basis, and are generally billed monthly. Insertion orders generally include a limit on the number of activations, or times consumers may select a coupon.

Promotion revenues also include the Company’s Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and others, offer coupon codes that the Company distributes. Each time a consumer makes a purchase using a coupon code, a transaction occurs and a distribution fee is generally paid to the Company. The Company generally generates revenues when a consumer makes a purchase using a coupon code from its platform and completion of the order is reported to the Company. In the same period that the Company recognizes revenues for the delivery of coupon codes, it also estimates and records a reserve, based upon historical experience, to provide for end-user cancelations or product returns which may not be reported until a subsequent date. The Company presents sales returns reserve as a liability for the periods beginning with the first quarter ended March 31, 2018 versus a contra-asset within accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheet for the year ended December 31, 2017.

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

Deferred Revenues

Deferred revenues consist of coupon setup fees, coupon transaction fees and digital media fees that are expected to be recognized upon coupon activations, or delivery of media impressions or clicks, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for the nine months ended September 30, 2018 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations of $15.2 million, partially offset by $13.9 million of recognized revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
Promotion	$63,260	$58,060	$187,955	$173,762
Media	40,331	23,890	91,947	55,260
Total Revenue	$103,591	$81,950	$279,902	$229,022

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

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

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$141,775	—	—	$141,775
Certificate of deposit	—	5,096	—	5,096
Short-Term investments:
Certificate of deposit	—	40,160	—	40,160
Total	$141,775	$45,256	$—	$187,031
Liabilities:
Contingent consideration related to acquisitions	—	—	16,874	16,874
Total	$—	$—	$16,874	$16,874

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$100,152	—	—	$100,152
Short-Term investments:
Certificate of deposit	—	59,902	—	59,902
Total	$100,152	$59,902	$—	$160,054
Liabilities:
Contingent consideration related to acquisitions	—	—	18,500	18,500
Total	$—	$—	$18,500	$18,500

The valuation technique used to measure the fair value of money market funds included using quoted prices in active markets. The money market funds have a fixed net asset value (NAV) of $1. The valuation technique to measure the fair value of certificate of deposits included using quoted prices in active markets for similar assets.

The contingent consideration as of September 30, 2018 is related to the acquisition of MLW Squared Inc., doing business as Ahalogy (“Ahalogy”) and as of December 31, 2017 is related to the Crisp Media, Inc. (“Crisp”) acquisition. The fair value of the contingent consideration is based on achieving certain revenue targets as defined under the Share Purchase Agreement and was estimated using an option pricing method and was based on significant inputs not observable in the market, thus classified as a Level 3 instrument. The inputs included expected achievement of certain financial metrics over the contingent consideration period, volatility and discount rate. The fair-value of the contingent consideration is classified as a liability and is remeasured each reporting period. Refer to Note 6 for further details related to the acquisition.

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Ahalogy	Crisp	Ahalogy	Crisp
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$14,582	$24,500	$—	$18,500
Addition related to acquisition	—	—	14,582	—
Change in fair value during the period	2,292	—	2,292	6,000
Payments made during the period	—	(24,500)	—	(24,500)
Balance as of September 30, 2018	$16,874	$—	$16,874	$—

For the three and nine months ended September 30, 2018, the Company remeasured the contingent consideration to fair value and recognized a charge of $2.3 million and $8.3 million, respectively, related to the changes in fair value of the contingent consideration and included as a component of operations in the accompanying condensed consolidated statements of operations.

Crisp achieved the financial metrics subject to contingent consideration during the measurement period ending May 31, 2018 and the Company paid out $24.5 million during the three months ended September 30, 2018 and as a result, no liability exists as of September 30, 2018.

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

Fair Value Measurements of Other Financial Instruments

As of September 30, 2018 and December 31, 2017, the fair value of the Company’s 1.75% convertible senior notes due 2022 was $223.0 million and $196.3 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 9 for additional information related to the Company’s convertible debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities are valued on the date of acquisition for businesses acquired on a nonrecurring basis.

As of September 30, 2018 and December 31, 2017, there were no assets and liabilities that are required to be measured at fair value on a nonrecurring basis.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at the beginning of period	$768	$1,035	$786	$1,338
Additions related to acquisitions	32	—	32	229
Bad debt expense (recovery)	222	(51)	271	(548)
Write-offs	(49)	(71)	(116)	(106)
Balance at the end of period	$973	$913	$973	$913

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Software	$37,926	$33,198
Computer equipment	23,772	24,342
Leasehold improvements	7,798	7,905
Furniture and fixtures	2,111	2,107
Total	71,607	67,552
Accumulated depreciation and amortization	(59,139)	(55,752)
Projects in process	1,881	4,810
Property and equipment, net	$14,349	$16,610

Depreciation and amortization expense related to property and equipment was $1.9 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and $5.4 million and $5.4 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company capitalized internal use software development and enhancement costs of $0.4 million and $2.0 million during the three and nine months ended September 30, 2018, respectively, and $1.0 million and $3.1 million during the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2018, the Company had $0.4 million and $0.8 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense and recorded as cost of revenues, and zero and $0.6 million, respectively, during the comparable periods of 2017. The unamortized capitalized development and enhancement costs were $5.6 million and $4.4 million as of September 30, 2018 and December 31, 2017, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Bonus	$4,758	$7,212
Commissions	3,275	4,199
Vacation	299	371
Payroll and related expenses	3,219	2,132
Accrued compensation and benefits	$11,551	$13,914

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Distribution fees	$17,362	$18,485
Marketing expenses	2,247	2,826
Prefunded liability	5,325	2,151
Traffic acquisition cost	6,185	3,040
Facility exit costs	1,105	1,105
Interest payable	1,157	418
Other	8,952	7,513
Other current liabilities	$42,333	$35,538

6. Acquisitions

Acquisition of SavingStar, Inc.

On August 27, 2018, the Company acquired all the outstanding shares of SavingStar, Inc. (“SavingStar”), a digital promotions company with a CRM platform designed to help brands build and track loyalty programs with their consumers.

The total preliminary acquisition consideration at closing consisted of $7.5 million in cash. In addition, SavingStar may receive potential contingent consideration of up to $10.6 million payable in all cash, subject to achieving certain financial metrics between closing through February 29, 2020. At the date of acquisition, the contingent consideration’s fair value was determined to be zero using an option pricing model. The fair value of the contingent consideration is remeasured every reporting period.

Acquisition of Ahalogy

On June 1, 2018, the Company acquired all the outstanding shares of Ahalogy, an influencer marketing firm that delivers premium content across social media channels for CPG brands. The acquisition enhances the Company’s performance media solutions for CPGs and retailers, adding social media expertise and a roster of influencers.

The total preliminary acquisition consideration of $36.4 million consisted of $21.8 million in cash and contingent consideration of up to $30.0 million payable in all cash with an estimated fair value of $14.6 million as of the acquisition date. The contingent consideration payout is based on Ahalogy achieving certain financial metrics between closing through December 31, 2019. At the date of acquisition, the contingent consideration’s fair value of $14.6 million was determined by using an option pricing model. The fair value of the contingent consideration is remeasured every reporting period. Refer to Note 3 for the fair value of contingent consideration at September 30, 2018. Certain closing balance sheet items in connection with the acquisition of Ahalogy were finalized during the third quarter of 2018. As a result, the net assets acquired decreased by $0.5 million which was accounted for as measurement period adjustments in the third quarter of 2018 with a corresponding adjustment to goodwill.

Acquisition of Crisp

On May 31, 2017, the Company acquired all of the outstanding shares of Crisp, a mobile marketing and advertising company delivering shopper marketing media campaigns for CPGs and retailers. Crisp’s mobile media expertise complements the Company’s proprietary shopper data, retail network and existing promotions and media offerings.

The total acquisition consideration of $51.9 million consisted of $24.1 million in cash, 1,177,927 shares of the Company’s common stock with a fair value of $13.0 million, or $11.00 per share, and contingent consideration of up to $24.5 million payable in cash with a fair value of $14.8 million as of the acquisition date. The contingent consideration payout is based on Crisp achieving certain financial metrics over a period of one year after closing. At the date of acquisition, the contingent consideration’s fair value of $14.8 million was determined by using an option pricing method. The fair value of contingent consideration was remeasured every reporting period. The Company recorded a charge of $9.7 million since the acquisition date, related to the changes in fair value of Crisp contingent consideration due to an increase in expected achievement of certain financial metrics over the contingent consideration period. As of May 31, 2018, the date that the contingent consideration period ended, Crisp earned the full payout of the contingent consideration by achieving certain financial metrics and the Company paid out $24.5 million during the three months ended September 30, 2018, and as a result, no liability exists as of September 30, 2018. Of the total $24.5 million, $14.8 million is classified as a financing outflow and the remaining $9.7 million is classified as an operating outflow. Refer to Note 3 for the fair value of contingent consideration at September 30, 2018.

The SavingStar, Ahalogy, and Crisp transactions were each accounted for as a business combination. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date when control was obtained. The Company expensed all transaction costs in the period in which they were incurred. The Company acquired various intangible assets resulting from these acquisitions, such as, customer relationships, vendor relationships, developed technologies and trade names. The fair value of the customer relationships was determined by using a discounted cash flow model. The fair value of the vendor relationships was determined by using a cost approach. The fair value of developed technologies was determined by using the relief from royalty method or the with-and-without method. The fair value of trade names was determined by using the relief from royalty method. The excess of the consideration paid over the fair value of the net tangible assets and liabilities and identifiable intangible assets acquired is recorded as goodwill. The goodwill arising from the acquisitions are largely attributable to the synergies expected to be realized. None of the goodwill recorded from the acquisitions will be deductible for income tax purposes.

For each of these transactions, the fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so management engaged a third-party valuation specialist to measure the fair value of identifiable intangible assets and obligations related to deferred revenue and contingent consideration. The estimated fair value of the identifiable assets acquired and liabilities assumed in the relevant acquisition is based on management’s best estimates. As the Company finalizes certain valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to the acquisitions of Ahalogy and SavingStar are subject to change and the final purchase price accounting could be different from the amounts presented herein.

The following table summarizes the preliminary acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	(1) Acquisition Related Expenses
SavingStar	$7,485	$(1,126)	$2,577	$6,034	Not Deductible	$419
Ahalogy	$36,432	$2,196	$11,580	$22,656	Not Deductible	$684
Crisp	$51,904	$5,893	$9,400	$36,611	Not Deductible	$1,504

(1)	Expensed as general and administrative

The following sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	SavingStar	Estimated Useful Life (in Years)	Ahalogy	Estimated Useful Life (in Years)	Crisp	Estimated Useful Life (in Years)
Developed technologies	$1,476	3.0	$3,100	4.0	$5,000	4.0
Customer relationships	1,040	3.0	6,210	6.0	2,800	7.0
Trade names	61	1.5	650	4.0	1,600	4.0
Vendor relationships	—	—	1,620	2.0	—	—
Total identifiable intangible assets	$2,577		$11,580		$9,400

7. Goodwill and Intangible Assets

Goodwill:

Goodwill represents the excess of the consideration paid over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The change in the carrying value of goodwill is as follows (in thousands):

Goodwill
Balance as of December 31, 2017	$80,506
Acquisition of Ahalogy	22,656
Acquisition of SavingStar	6,034
Balance as of September 30, 2018	$109,196

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	September 30, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Promotion service rights	$22,492	$(6,493)	$15,999	5.3
Media service rights	19,428	(4,584)	14,844	2.8
Customer relationships	18,911	(8,295)	10,616	4.6
Developed technologies	16,763	(7,265)	9,498	2.8
Data access rights	10,801	(4,070)	6,731	3.6
Domain names	5,948	(5,130)	818	0.7
Vendor relationships	2,510	(1,160)	1,350	1.7
Trade names	2,478	(760)	1,718	3.0
Patents	975	(808)	167	3.8
Registered users	420	(309)	111	1.3
	$100,726	$(38,874)	$61,852	3.8

	December 31, 2017
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Promotion service rights	$22,492	$(4,252)	$18,240	6.1
Developed technologies	12,187	(5,013)	7,174	3.0
Customer relationships	11,660	(6,547)	5,113	4.3
Data access rights	10,801	(2,666)	8,135	4.3
Media service rights	6,383	(1,575)	4,808	4.3
Domain names	5,949	(4,689)	1,260	1.3
Trade names	1,767	(401)	1,366	3.4
Patents	975	(769)	206	4.5
Vendor relationships	890	(890)	—	—
Registered users	420	(232)	188	2.2
	$73,524	$(27,034)	$46,490	4.7

As of September 30, 2018 and December 31, 2017, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

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

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $4.8 million and $2.9 million during the three months ended September 30, 2018 and 2017, respectively, and $11.8 million and $7.9 million during the nine months ended September 30, 2018 and 2017, respectively. Estimated future amortization expense related to intangible assets as of September 30, 2018 is as follows (in thousands):

Total
2018, remaining three months	$4,949
2019	18,583
2020	16,493
2021	10,597
2022	5,730
2023 and beyond	5,148
Total estimated amortization expense	$61,500

8. Restructuring Charges

The Company has carried out certain restructuring activities to further drive operational efficiencies and to align its resources with its business strategies. Restructuring charges include facility exit costs related to future contractual lease payments recorded in general and administrative expense on the condensed consolidated statements of operations and severance and benefit costs related to headcount reduction recorded on the condensed consolidated statement of operations based on the impacted employees function. During the three months ended September 30, 2018 and 2017, the Company recognized restructuring expense of $1.3 million and zero, respectively.  During the nine months ended September 30, 2018 and 2017, the company recognized restructuring expense of $2.7 million and $1.3 million respectively.

As of September 30, 2018 and December 31, 2017, the Company has $2.0 million and $2.1 million, respectively, in restructuring accrual. The amount related to facility exit costs is included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets, and the amounts related to severance is included in accrued compensation and benefits on the condensed consolidated balance sheets.

9. Debt Obligations

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

The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

September 30,
2018
Principal	$200,000
Unamortized debt discount	(42,944)
Unamortized debt issuance costs	(3,861)
Net carrying amount of the liability component	$153,195

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the condensed consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of September 30, 2018 and December 31, 2017.

The following table sets forth the interest expense related to the notes recognized in interest expense on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Contractual interest expense	$875	$2,625
Amortization of debt discount	2,262	6,687
Amortization of debt issuance costs	229	687
Total interest expense related to the Notes	$3,366	$9,999

10. Stock-based Compensation

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

Stock Options

The fair value of each option was estimated using the Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018*	2017	2018	2017
Expected life (in years)	—	6.25	6.02	5.50 - 6.25
Risk-free interest rate	—	1.98%	2.66%	1.87% - 2.14%
Volatility	—	50%	50%	50%
Dividend yield	—	—	—	—

*	There were no option grants during the three months ended September 30, 2018.

The weighted-average grant-date fair value of options was $5.81 per share during the three months ended September 30, 2017, and $6.59 and $6.33 per share during the nine months ended September 30, 2018 and 2017, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2017	4,425,155	5,194,292	$12.26	7,412,228	$10.36	6.09	$25,415
Increase in shares authorized	3,727,989	—	—	—	—	—	—
Options granted	(801,000)	—	—	801,000	$13.10	—	—
Options exercised	—	—	—	(1,319,427)	$3.01	—	$13,745
Options canceled or expired	161,116	—	—	(161,116)	$11.02	—	—
RSUs granted	(2,648,561)	2,648,561	$13.11	—	—	—	—
RSUs vested	—	(2,023,492)	$13.11	—	—	—	—
RSUs canceled or expired	484,986	(484,986)	$11.73	—	—	—	—
RSUs vested and withheld for taxes	784,467	—	—	—	—	—	—
Balance as of September 30, 2018	6,134,152	5,334,375	$12.41	6,732,685	$12.11	6.44	$30,861
Vested and exercisable as of September 30, 2018				4,834,658	$12.18	5.63	$24,125

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options vested was $1.3 million and $1.5 million during the three months ended September 30, 2018 and 2017, respectively, and $5.3 million and $5.5 million during the nine months ended September 30, 2018 and 2017, respectively.

Employee Stock Purchase Plan

The Company’s Board of Directors adopted the 2013 Employee Stock Purchase Plan (“ESPP”), which became effective in March 2014. Eligible employees can enroll and elect to contribute up to 15% of their base compensation through payroll withholdings in each offering period which is six months in duration, subject to certain limitations. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected life (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	2.09%	1.04%	1.42% - 2.09%	0.62% - 1.04%
Volatility	40%	50%	40%	50%
Dividend yield	—	—	—	—

As of September 30, 2018, a total of 1,003,568 shares of common stock were issued under the ESPP since inception of the plan. As of September 30, 2018, a total of 1,796,432 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$571	$521	$1,690	$1,457
Sales and marketing	1,689	1,832	5,024	4,858
Research and development	1,908	1,894	5,597	5,890
General and administrative	4,252	4,233	12,144	12,097
Total stock-based compensation expense	$8,420	$8,480	$24,455	$24,302

As of September 30, 2018, there was $65.7 million of unrecognized stock-based compensation expense, of which $11.6 million is related to stock options and ESPP shares and $54.1 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of September 30, 2018 will be amortized over a weighted-average period of 2.51 years. The total unrecognized stock-based compensation expense related to RSUs as of September 30, 2018 will be amortized over a weighted-average period of 2.66 years.

During the three months ended September 30, 2018 and 2017, the Company capitalized an immaterial amount, and $0.2 million, respectively, of stock-based compensation cost in projects in process as part of property and equipment, net. During the nine months ended September 30, 2018 and 2017, the Company capitalized $0.1 million and $0.2 million of stock-based compensation cost, respectively, in process as part of property and equipment, net on the accompanying condensed consolidated balance sheets.

11. Common Stock Repurchase Programs

The Board of Directors has approved programs for the Company to repurchase shares of its common stock. In April 2018, the Board of Directors authorized a one-year share repurchase program (“2018 Program”) for the Company to repurchase up to $100.0 million of its common stock from May 2018 through May 2019. During May 2018, the active repurchase program at that time expired. During the three and nine months ended September 30, 2018, the Company repurchased and retired 307,771 shares of its common stock for an aggregate of $4.2 million and 807,771 shares of its common stock for an aggregate of $10.9 million, respectively. As of September 30, 2018, $89.1 million remained available for repurchases under the 2018 Program. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2018 Program at any time without prior notice.

12. Income Taxes

The Company recorded a provision for income taxes of $0.2 million and $0.5 million during the three and nine months ended September 30, 2018, respectively, and a benefit from income taxes of $0.1 million during the three months ended September 30, 2017 and a provision for income taxes of $0.1 million during the three months ended September 30, 2017. The provision for income taxes for the three and nine months ended September 30, 2018 was primarily attributable to the Company’s foreign operations and amortization of tax deductible goodwill from prior year acquisitions. The benefit and provision for income taxes for the three and nine months ended September 30, 2017, respectively, was primarily attributable to net foreign profits and foreign income taxed at non-US tax rates.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has determined that the $27.7 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance of $28.4 million was a provisional amount and a reasonable estimate at December 31, 2017. The difference between the deferred tax asset and the valuation allowance is related to a deferred tax liability that was also re-measured on December 31, 2017, resulting in a provisional income tax benefit of $0.7 million. During the nine months ended September 30, 2018, the Company did not have any significant adjustments to the provisional amounts recorded during the year ended December 31, 2017. As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, the Company may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed during the fourth quarter of 2018.

13. Net Loss Per Share

The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(7,805)	$(10,827)	$(23,822)	$(19,259)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	94,066	90,492	93,478	89,000

Net loss per share, basic and diluted	$(0.08)	$(0.12)	$(0.25)	$(0.22)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Nine Months Ended September 30,
	2018	2017
Stock options and ESPP	6,866	7,770
Restricted stock units	5,334	5,447
Shares held in escrow	1,000	2,000
Shares related to convertible senior notes	11,521	—
	24,721	15,217

14. Commitments and Contingencies

Leases

As of September 30, 2018, the Company’s minimum payments under its non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2018, remaining three months	$1,047	$9
2019	4,182	33
2020	3,124	33
2021	1,503	7
2022	1,544	—
2023	1,565	—
2024 and thereafter	1,020	—
Total minimum payments	$13,985	$82

Less: Amount representing interest		8
Present value of capital lease obligations		74
Less: Current portion		30
Capital lease obligation, net of current portion		$44

The Company leases various office facilities, including its corporate headquarters in Mountain View, California and various sales offices, under non-cancelable operating lease agreements that expire through December 2024. In the first quarter of 2018, the Company entered into a lease agreement for an office facility located in New York, New York which will expire in December 2024. In the second quarter of 2018, the Company entered into a lease agreement for an office facility located in Cincinnati, Ohio which will expire in November 2023. In the third quarter of 2018, the Company entered into a lease agreement for an office facility located in Pleasanton, California which will expire in December 2020.

The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease periods. Additionally, the Company leases certain equipment under non-cancelable operating leases at its facilities and its leased data center operations.

Rent expense pursuant to all operating lease agreements was $1.0 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $2.8 million and $3.3 million during the nine months ended September 30, 2018, and 2017, respectively.

Purchase Obligations

The Company has unconditional purchase commitments which expire through 2034 in the amount of $6.1 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which it uses for sales and marketing purposes.

The Company also has unconditional purchase commitments, primarily related to software license fees and marketing services, of $10.1 million as of September 30, 2018.

Promissory Note

In January 2017, the Company entered into a promissory note agreement with a lender to finance the purchase of computer equipment for $0.8 million to be paid in quarterly installments over three years. As of September 30, 2018, the Company had a remaining balance of $0.4 million under the agreement, which is included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for claims as of September 30, 2018 and December 31, 2017. The Company expenses legal fees in the period in which they are incurred.

15. Employee Benefit Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests fully over four years of continuous employment. The Company’s matching contribution expense was $0.4 million and $0.4 million during the three months ended September 30, 2018 and 2017, respectively, and $1.5 million and $1.3 million during the nine months ended September 30, 2018 and 2017, respectively.

16. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these condensed consolidated financial statements taken as a whole.

17. Subsequent Events

In October 2018, the Company acquired U.K.-based Elevaate Limited (“Elevaate”), which has an in-market technology platform that drives ecommerce sales through sponsored search and product ads on retailers’ ecommerce properties and elsewhere on the web. The acquisition enables the Company to help its retailer partners boost ecommerce media and sales at a time when shoppers are initiating more of their trips directly on retailer websites.

The total preliminary acquisition consideration at closing consisted of cash consideration and potential contingent consideration payable in all cash subject to Elevaate achieving certain financial metrics. The acquisition will be accounted for under the acquisition method of accounting. Due to the short period of time between the acquisition date and filing of our Quarterly Report on Form 10-Q with the SEC, the acquisition-date fair value of the total consideration transferred and measurement of the assets acquired and liabilities assumed has not been determined.

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

Third Quarter 2018 Overview

Quarterly revenues of $103.6 million in the third quarter of 2018 increased by $21.6 million, or 26%, as compared to the same period in 2017. The year over year increase in our quarterly revenues primarily related to an increase in media revenue, including incremental revenue related to the acquisition of Ahalogy that occurred in the second quarter of 2018, and an increase in digital promotions driven by the continued growth of Retailer iQ.

Our net loss of $7.8 million in the third quarter of 2018 decreased by $3.0 million, as compared to the net loss of $10.8 million in the same period in 2017. The decrease in our net loss in the third quarter of 2018, as compared to the same period in 2017, was primarily the result of the growth in media and promotion revenues, reduction in change in fair value of escrowed shares and additional Crisp contingent consideration net and reduction in facilities and employee costs due to certain restructuring initiatives in prior quarters. This was partially offset by an increase in cost of revenues primarily due to the shift in our product mix as revenues from media as a percentage of revenue continue to increase as compared to promotion revenue (such media revenues have higher data and traffic acquisition costs related to offsite media on non-owned-and-operated properties), as well as increase in distribution fees paid to our partners for promotions and media revenues delivered through their platform, interest expense associated with the issuance of convertible senior notes during the fourth quarter of 2017, increase in fair value of Ahalogy contingent consideration and restructuring charges related to severance for impacted employees in third quarter of 2018. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.

Our operating expenses may increase in the future as we continue to (1) invest in (i) research and development to enhance our platform and investments in newer product offerings; (ii) sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers; and; (iii) corporate infrastructure; (2) incur additional general and administrative expenses associated with our upcoming loss of status as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, effective December 31, 2018, including increased legal and accounting expenses, and compliance costs associated with the Sarbanes-Oxley Act of 2002 (“SOX”); (3) amortize expenses related to intangibles assets associated with acquisitions and other strategic acquisitions and partnerships; and (4) remeasure contingent consideration related to acquisitions and changes in fair value of shares held in escrow until released.

Non-GAAP Financial Measure and Key Operating Metrics

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), a non-GAAP financial measure, is a key metric used by our management and our Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short and long-term operational plans, and to determine bonus payouts. In particular, we believe that the exclusion of certain income and expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, Adjusted EBITDA is a key financial metric used by the compensation committee of our Board of Directors in connection with the determination of compensation for our executive officers. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

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

We define a “transaction” as any action that generates revenue, directly or indirectly, including per item transaction fees, such as, coupon activation fees and coupon redemption fees, volume-based fixed fees and revenue sharing. Transactions continue to exclude retailer offers that generate no direct revenue. Transactions indirectly generate revenue when the action is not paid for on a per item basis, but is part of an agreement which generates revenue for offer services; for example, transactions after a fixed fee cap has been reached would be included in our definition. This definition of transaction does not impact the number of transactions reported in prior filings. While the number of transactions on our platform has been an important indicator of our ability to grow our revenues historically, as our business continues to evolve with the shift to digital paperless and we experiment with different pricing models to monetize transactions, we believe transaction volume on our platform will become a less predictive indicator of future operating performance.

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(7,805)	$(10,827)	$(23,822)	$(19,259)
Adjusted EBITDA	16,409	12,466	41,157	33,095
Transactions	1,026,025	986,671	3,007,468	2,575,179

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

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect interest and tax payments that may represent a reduction in cash available to us;
•

Adjusted EBITDA also does not include the effects of stock-based compensation, amortization of acquired intangible assets, charges related to ERP software implementation costs, net change in fair value of escrowed shares and contingent consideration, interest expense, other (income) expense, net, provision for (benefit from) income taxes, certain acquisition related costs and restructuring charges; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(7,805)	$(10,827)	$(23,822)	$(19,259)
Adjustments:
Stock-based compensation	8,420	8,480	24,455	24,302
Depreciation, amortization and other(1)	8,801	5,496	21,453	17,508
Change in fair value of escrowed shares and contingent consideration, net	4,692	9,700	12,042	11,015
Interest expense	3,373	—	10,007	—
Other (income) expense, net	(1,267)	(276)	(3,475)	(537)
Provision for (benefit from) income taxes	195	(107)	497	66
Total adjustments	$24,214	$23,293	$64,979	$52,354

Adjusted EBITDA	$16,409	$12,466	$41,157	$33,095

(1)

For the three and nine months ended September 30, 2018, Other includes certain acquisition related costs of $0.8 million and $1.5 million, respectively, restructuring charges of $1.3 million and $2.7 million, respectively, and ERP software implementation costs related to service agreements of zero and $0.05 million, respectively. For the three and nine months ended September 30, 2017, Other includes certain acquisition related costs of $0.4 million and $1.9 million, respectively, restructuring charges of zero and $1.3 million, respectively, and ERP software implementation costs related to service agreements of $0.5 million and $1.0 million, respectively. Acquisition related costs primarily include diligence, accounting, and legal expenses incurred related to certain acquisitions and certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period. Restructuring charges relates to severance for impacted employees.

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

Ability to scale Retailer iQ and further integrate with Retailers.    Our ability to grow our revenues will depend upon our ability to continue to successfully implement and scale Retailer iQ among retailers. If we are unable to continue to successfully implement and maintain Retailer iQ, or if the implementation or marketing of Retailer iQ is delayed or it is not adopted and supported with sufficient resources by retailers, the growth in our revenues will be adversely affected. Our ability to grow our revenue in the future is also dependent upon our ability to further integrate digital promotions and media into retailers’ loyalty or POS systems and other channels so that CPGs and retailers can more effectively engage consumers and drive their own sales.

Growth of our consumer selection and digital offerings.    Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Retailer iQ, QMX, mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail, leverage our reach to consumers and the strength of our platform to broaden the selection and use of digital coupons by consumers, manage the transition from digital print coupons to digital paperless coupons as well as the transition from desktop to mobile platforms, and invest in emerging solutions around our data and analytic capabilities, referred to as Quotient Analytics, for CPGs and retailers.

International Growth and Acquisitions.   Our ability to grow our revenues will also depend on our ability to grow our operations and offerings in existing international markets and expand our business through selective acquisitions, similar to our acquisitions of SavingStar, Ahalogy, Crisp and Shopmium and their integration with the core business of the Company.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018		2017		2018		2017
Revenues	$103,591	100.0%	$81,950	100.0%	$279,902	100.0%	$229,022	100.0%
Costs and expenses:
Cost of revenues	57,073	55.1%	37,501	45.8%	145,295	51.9%	96,734	42.2%
Sales and marketing	22,782	22.0%	22,002	26.8%	67,142	24.0%	67,456	29.5%
Research and development	11,974	11.6%	12,255	15.0%	36,722	13.1%	38,149	16.7%
General and administrative	12,574	12.1%	11,702	14.3%	35,494	12.7%	35,398	15.5%
Change in fair value of escrowed shares and contingent consideration, net	4,692	4.5%	9,700	11.8%	12,042	4.3%	11,015	4.8%
Total cost and expenses	109,095	105.3%	93,160	113.7%	296,695	106.0%	248,752	66.4%
Loss from operations	(5,504)	(5.3)%	(11,210)	(13.7)%	(16,793)	(6.0)%	(19,730)	(8.6)%
Interest expense	(3,373)	(3.3)%	—	(—)%	(10,007)	(3.6)%	—	(—)%
Other income (expense), net	1,267	1.2%	276	0.3%	3,475	1.2%	537	0.2%
Loss before income taxes	(7,610)	(7.4)%	(10,934)	(13.4)%	(23,325)	(8.4)%	(19,193)	(8.4)%
Provision for (benefit from) income taxes	195	0.2%	(107)	(0.1)%	497	0.2%	66	(—)%
Net loss	$(7,805)	(7.6)%	$(10,827)	(13.3)%	$(23,822)	(8.6)%	$(19,259)	(8.4)%

Disaggregated Revenue

The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Promotion	$63,260	$58,060	$5,200	9%	$187,955	$173,762	$14,193	8%
Media	40,331	23,890	16,441	69%	91,947	55,260	36,687	66%
Total Revenue	$103,591	$81,950	$21,641	26%	$279,902	$229,022	$50,880	22%

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues	$103,591	$81,950	$21,641	26%	$279,902	$229,022	$50,880	22%

Revenues for the three months ended September 30, 2018 increased by $21.6 million, or 26%, as compared to the same period in 2017. The increase was primarily due to growth in media revenue, including incremental revenue related to our acquisition of Ahalogy in the second quarter of 2018, and digital promotions driven by the continued growth of Retailer iQ transactions. Revenues from digital promotion transactions and digital media campaigns were 61% and 39%, respectively, of total revenues for the three months ended September 30, 2018, as compared to 71% and 29%, respectively, of total revenues during the same period in 2017. Transactions during the three months ended September 30, 2018 were approximately 1.0 billion, as compared to 986.7 million during the same period in 2017.

Revenues for the nine months ended September 30, 2018 increased by $50.9 million, or 22%, as compared to the same period in 2017. The increase was primarily due to growth in media revenue, including incremental revenue related to our acquisitions of Crisp and Ahalogy, and digital promotions driven by the continued growth of Retailer iQ transactions. Revenues from digital promotion transactions and digital media campaigns were 67% and 33%, respectively, of total revenues for the nine months ended September 30, 2018, as compared to 76% and 24%, respectively, of total revenues during the same period in 2017. Transactions during the nine months ended September 30, 2018 were 3.0 billion, as compared to 2.6 billion during the same period in 2017.

We expect revenue growth in 2018 from increased media revenues as well as promotion revenues with continued deployment of Retailer iQ and the anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of revenues	$57,073	$37,501	$19,572	52%	$145,295	$96,734	$48,561	50%
Gross profit	$46,518	$44,449	$2,069	5%	$134,607	$132,288	$2,319	2%
Gross margin	45%	54%			48%	58%

Cost of revenues for the three months ended September 30, 2018 increased by $19.6 million, or 52%, as compared to the same period in 2017. The increase was primarily due to an increase of $15.4 million, attributable to increased distribution fees corresponding to a greater number of Retailer iQ transactions completed through our platform, as well as higher data and traffic acquisition costs for offsite media on non-owned-and-operated properties, an increase in amortization expense of $1.9 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, an increase in compensation costs, including stock-based compensation of $0.8 million, , an increase in overhead expenses related to facilities and infrastructure support of $0.6 million, an increase in data center expenses of $0.5 million, and an increase in restructuring charges of $0.4 million.

Cost of revenues for the nine months ended September 30, 2018 increased by $48.6 million, or 50%, as compared to the same period in 2017. The increase was primarily due to an increase of $39.3 million attributable to increased distribution fees corresponding to a greater number of Retailer iQ transactions completed through our platform, as well as higher data and traffic acquisition costs for offsite media on non-owned-and-operated properties, an increase in amortization expense of $3.5 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, an increase in data center expenses of $2.5 million, an increase in compensation costs, including stock-based compensation of $2.0 million, an increase in overhead expenses related to facilities and infrastructure support of $1.0 million, and an increase in restructuring charges of $0.3 million.

Gross margin for the three and nine months ended September 30, 2018 decreased to 45% and 48%, respectively, as compared to 54% and 58%, respectively, during the same periods in 2017, primarily due to the continued shift in our product mix, where revenues from media, which have higher data and traffic acquisition costs related to offsite media, as a percentage of revenue continue to increase as compared to promotion revenue, as well as an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platform.

We expect the costs associated with distribution and third-party service fees to continue to increase in the future as we continue to expand and scale our distribution network and reach, as we continue to pursue opportunities to expand our business through selective acquisitions, we expect pressure on our gross margin as our growth strategy evolves and our product mix continues to change.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Sales and marketing	$22,782	$22,002	$780	4%	$67,142	$67,456	$(314)	(0)%
Percent of revenues	22%	27%			24%	29%

Sales and marketing expenses consist primarily of compensation, including salaries and benefits, sales commissions and stock-based compensation provided to our sales and marketing personnel, as well as facility costs and other related overheads; marketing programs, amortization of acquired intangibles, and travel costs.

Sales and marketing expenses for the three months ended September 30, 2018 increased by $0.8 million, or 4%, as compared to the same period in 2017. The increase was primarily due to an increase in compensation costs of $1.7 million, an increase in facilities expense of $0.5 million associated with increased headcount, an increase in intangible asset amortization expense of $0.3 million related to our acquisitions, an increase in restructuring charges of $0.2 million due to severance for impacted employees, partially offset by reduced spending in promotional and advertising costs of $1.9 million.

Sales and marketing expenses for the nine months ended September 30, 2018 decreased by $0.3 million, as compared to the same period in 2017. The decrease was primarily the result of reduced spending in promotional and advertising costs of $5.6 million, partially offset by an increase in compensation costs of $3.8 million, an increase in intangible asset amortization expense of $0.6 million related to our acquisitions, an increase in facilities expense of $0.5 million associated with increased headcount, and an increase in restructuring charges of $0.4 million due to severance for impacted employees.

We expect to continue to invest in sales and marketing in order to support our growth and business objectives, while continuing to optimize our investment in promotional and advertising activities.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$11,974	$12,255	$(281)	(2)%	$36,722	$38,149	$(1,427)	(4)%
Percent of revenues	12%	15%			13%	17%

Research and development expenses consist primarily of compensation, including salaries, bonuses, and benefits, and stock-based compensation provided to our engineering personnel, as well as facility costs and other related overheads; costs related to development of new products and the enhancement of existing products; and fees for design, testing, consulting, and other related services.

Research and development expenses for the three months ended September 30, 2018 decreased by $0.3 million, or 2%, as compared to the same period in 2017. The decrease was primarily due to a decrease in overhead expenses related to facilities and infrastructure support of $0.8 million, and a decrease in compensation costs of $0.7 million, partially offset by an increase in restructuring charges of $0.4 million primarily related to severance for the impacted employees and lower costs, including associated stock-based compensation expense, of $0.8 million related to capitalization of internal use software development costs.

Research and development expenses for the nine months ended September 30, 2018 decreased by $1.4 million, or 4%, as compared to the same period in 2017. The decrease was primarily due to a decrease in overhead expenses related to facilities and infrastructure support of $2.0 million, a decrease in compensation costs of $2.1 million, partially offset by an increase in restructuring charges of $0.5 million primarily related to severance for the impacted employees and lower costs, including associated stock-based compensation expense of $2.2 million related to capitalization of internal use software development costs.

We believe that continued investment in technology is critical to attaining our strategic objectives. We intend to balance our investment in research and development with our continued operational and cost optimization efforts, as it provides us with the ability to invest in strategic areas, while managing growth in future periods.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
General and administrative	$12,574	$11,702	$872	7%	$35,494	$35,398	$96	0%
Percent of revenues	12%	14%			13%	15%

General and administrative expenses consist primarily of compensation, including salaries, bonuses, and benefits, and stock-based compensation provided to our executives, finance, legal, human resource and administrative personnel, as well as facility costs and other related overheads; fees paid for professional services, including legal, tax, accounting services, and other related services.

General and administrative expenses for the three months ended September 30, 2018 increased by $0.9 million, or 7%, as compared to the same period in 2017. The increase was primarily due to an increase in professional services of $0.5 million, an increase in compensation costs of $0.3 million, an increase in restructuring charges of $0.3 million primarily related to severance for the impacted employees, an increase in allowance for doubtful accounts of $0.3 million and an increase in acquisition related fees of $0.3 million, partially offset by a decrease in ERP software implementation costs of $0.5 million and a decrease in other administrative expenses of $0.3 million.

General and administrative expenses for the nine months ended September 30, 2018 increased by $0.1 million, as compared to the same period in 2017. The increase was primarily due to an increase in professional services of $1.1 million, an increase in allowance for doubtful accounts of $0.8 million, and an increase in restructuring charges of $0.2 million primarily related to severance for the impacted employees, partially offset by a decrease in ERP software implementation costs of $1.0 million, a decrease in compensation costs of $0.6 million, and a decrease in acquisition related fees of $0.4 million.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with being a public company, particularly our upcoming loss of status as an “emerging growth company” under the JOBS Act effective December 31, 2018, including increased legal and accounting expenses, and compliance costs associated with the Sarbanes-Oxley Act.

Change in Fair Value of Escrowed Shares and Contingent Consideration

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$4,692	$9,700	$(5,008)	(52)%	$12,042	$11,015	$1,027	9%
Percent of revenues	5%	12%			4%	5%

For the three and nine months ended September 30, 2018, we recorded an expense of $4.7 million and $12.0 million, due to the changes in fair value of escrowed shares and contingent consideration. During the three months ended September 30, 2018, we recorded a charge of $2.4 million related to certain escrowed shares resulting from the increase in the Company’s stock price and a charge of $2.3 million related to the remeasurement of Ahalogy contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period. During the nine months ended September 30, 2018, we recorded a charge of $3.7 million related to certain escrowed shares resulting from an increase in the Company’s stock price, and a charge of $8.3 million related to the remeasurement of the Crisp contingent consideration and Ahalogy contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period. The period for measuring Crisp’s contingent consideration ended during the second quarter of 2018 and the final amount of contingent consideration was paid out to the Sellers of Crisp during the third quarter of 2018.

For the three months ended September 30, 2017, we recorded a charge of $9.7 million, which consists of $8.3 million related to certain escrowed shares resulting from the increase in the Company’s stock price and $1.4 million related to the remeasurement of Crisp contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period. During the nine months ended September 30, 2017, we recorded a charge of $11.0 million, which consists of $9.8 million related to certain escrowed shares resulting from the increase in the Company’s stock price and $1.4 million related to the remeasurement of Crisp contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period, partially offset by a gain of $0.2 million related to remeasurement of Shopmium contingent consideration due to a decline in expected revenue and profit milestones for the year ending December 31, 2017. As of March 31, 2018, the Company determined that there was no payout required when the Shopmium contingent consideration period expired.

We expect that the change in fair value of escrowed shares will fluctuate as we continue to remeasure the fair values of shares held in escrow until they are released.

Interest Expense and Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest expense	$(3,373)	$—	(3,373)	100%	$(10,007)	$—	$(10,007)	100%
Other income (expense), net	1,267	276	991	359%	$3,475	537	$2,938	547%
	$(2,106)	$276	$(2,382)	(863)%	$(6,532)	$537	$(7,069)	(1,316)%

Interest expense of $3.4 million and $10.0 million, respectively, for the three and nine months ended September 30, 2018 is related to the convertible senior notes issued during the fourth quarter of 2017. During the three and nine months ended September 30, 2018, other income (expense), net increased $1.0 million and $2.9 million, respectively, as compared to the same period in 2017 due to interest income earned on short-term certificate of deposits, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.

Provision for (benefit from) Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Provision for (benefit from) income taxes	$195	$(107)	$302	(282)%	$497	$66	$431	653%

The provision for income taxes of $0.2 million and $0.5 million, respectively for the three and nine months ended September 30, 2018 was primarily attributable to our foreign operations and amortization of tax deductible goodwill from prior year acquisitions. The income tax benefit of $0.1 million for the three months ended September 30, 2017 was primarily attributable to a net decrease in foreign profits. The income tax provision of $0.1 million for the nine months ended September 30, 2017 was primarily attributable to foreign income taxed at non-US tax rates.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has determined that the $27.7 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance of $28.4 million was a provisional amount and a reasonable estimate at December 31, 2017. The difference between the deferred tax asset and the valuation allowance is related to a deferred tax liability that was also re-measured on December 31, 2017, resulting in a provisional income tax benefit of $0.7 million. During the nine months ended September 30, 2018, we did not have any significant adjustments to the provisional amounts recorded during the year ended December 31, 2017. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, we may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed during the fourth quarter of 2018.

Liquidity and Capital Resources

To date, we have financed our operations and capital expenditures through the issuance of common stock, private sales of preferred stock, term debt financing, the issuance of convertible senior notes, exercise of stock options and cash flows from operations. As of September 30, 2018, we had $288.5 million in cash and cash equivalents and $40.2 million in short-term investments, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of money market funds and certificate of deposits.

In the near term, although we intend to continue to manage our operating expenses in line with our existing cash and available financial resources, we anticipate we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth to fund our operating expenses. We have incurred and expect to continue to incur significant legal, accounting, regulatory compliance and other costs, with higher increases expected in future periods as we continue to invest in corporate infrastructure and incur additional expenses associated with our upcoming loss of status as an “emerging growth company” under the JOBS Act effective December 31, 2018, including increased legal and accounting expenses, and compliance costs associated with SOX. In addition, we may use cash to fund acquisitions or invest in other businesses, repurchase the Company’s common stock under the publicly announced share repurchase program or incur capital expenditures including leasehold improvements or technologies.

Our Board of Directors has approved programs for us to repurchase shares of our common stock. In April 2018, our Board of Directors authorized a one-year share repurchase program (“2018 Program”) for us to repurchase up to $100.0 million of our common stock from May 2018 through May 2019. During May 2018, the active repurchase program at that time expired. During the three and nine months ended September 30, 2018, the Company had repurchased and retired 307,771 shares of our common stock for an aggregate of $4.2 million and 807,771 shares of our common stock for an aggregate of $10.9 million, respectively. As of September 30, 2018, $89.1 million remained available for repurchases under the 2018 Program. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2018 Program at any time without prior notice.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$8,205	$29,995
Net cash (used in) provided by investing activities	(23,746)	19,134
Net cash (used in) provided by financing activities	(30,628)	3,393
Effects of exchange rates on cash	9	(32)
Net (decrease) increase in cash and cash equivalents	$(46,160)	$52,490

Operating Activities

Cash provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash provided by operating activities has typically been due to our net losses and changes in our operating assets and liabilities.

During the nine months ended September 30, 2018, net cash provided by operating activities of $8.2 million reflects our net loss of $23.8 million, adjusted for net non-cash expenses of $62.0 million, and cash used as a result of changes in working capital of $30.0 million. Non-cash expenses included stock-based compensation, change in fair value of escrowed shares and contingent consideration, net, depreciation and amortization, amortization of debt discount and issuance costs, deferred income taxes, allowance for doubtful accounts, and loss on disposal of property and equipment. The uses of cash from working capital items included an increase in accounts receivable of $20.2 million, payments for Crisp contingent consideration of $9.7 million related to the changes in fair value over the contingent consideration period, a decrease in accrued compensation and benefits of $2.9 million, an increase in prepaid expenses and other current assets of $2.5 million, and an decrease in deferred revenues of $1.0 million, partially offset by an increase in accounts payable and other current liabilities of $6.3 million due to the timing of services and payments.

During the nine months ended September 30, 2017, net cash provided by operating activities of $30.0 million reflects our net loss of $19.3 million, adjusted for net non-cash expenses of $48.1 million, and cash provided as a result of changes in working capital of $1.1 million. Non-cash expenses included depreciation and amortization, stock-based compensation, recovery from allowance for doubtful accounts, change in fair value of escrowed shares and contingent consideration, net, and deferred income taxes. The sources of cash from working capital items included an increase in accounts payable and other current liabilities of $5.9 million due to the timing of services and payments and an increase in deferred revenues of $0.7 million, partially offset by an increase in prepaid and other current assets of $2.2 million related to prepaid subscription and support fees, an increase in accounts receivable of $1.8 million due to timing of invoicing and collections and a decrease in accrued compensation and benefits of $1.5 million related to the payout of annual bonuses.

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

During the nine months ended September 30, 2018, net cash used in investing activities of $23.7 million reflects the cash consideration paid, net of cash acquired, for the Ahalogy and SavingStar acquisitions of $20.9 million and $5.7 million, respectively, payments of $13.0 million to acquire certain exclusive rights pursuant to a strategic partnership, purchases of property and equipment of $3.8 million which includes capitalized software development costs, and technology hardware and software to support our growth, and partially offset by the net proceeds from purchases and maturities of certificates of deposits of $19.7 million.

During the nine months ended September 30, 2017, net cash provided by investing activities of $19.1 million, reflects the proceeds from maturities of certificates of deposits of $109.2 million, partially offset by purchases of certificates of deposits of $64.7 million, net cash consideration paid for the Crisp acquisition of $21.0 million, and purchases of property and equipment of $4.4 million, which includes capitalized software development costs related to Quotient Insights, and technology hardware and software.

Financing Activities

Our financing activities consisted primarily of net proceeds from the issuance of net borrowings under term debt, a line of credit and convertible senior notes, the issuance of shares of common stock upon the exercise of stock options and ESPP repurchases of common stock.

During the nine months ended September 30, 2018, net cash used in financing activities of $30.6 million relates to repurchases of common stock of $11.0 million, payments made for shares withheld to cover the required payroll withholding taxes of $10.4 million, payments for Crisp contingent consideration of $14.8 million (initially measured and included as part of purchase consideration on the date of acquisition), and payments on promissory notes and capital lease obligations of $0.2 million, partially offset by proceeds received from exercises of stock options under equity incentive plans and ESPP, net of $5.8 million.

During the nine months ended September 30, 2017, net cash provided by financing activities of $3.4 million reflects proceeds received from exercises of stock options under equity incentive plans and ESPP, net of $5.9 million, partially offset by payments made for shares withheld to cover the required payroll withholding taxes of $2.3 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

Contractual Obligations and Commitments

Refer to Note 14 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three and nine months ended September 30, 2018 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 16, 2018 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2018, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 16, 2018 with the SEC, except for the Company adopting Topic 606 using the modified retrospective basis, which resulted in a cumulative effect adjustment of $0.1 million recorded to retained earnings as of January 1, 2018. Refer to Note 2 for further details related to the adoption of Topic 606.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, the valuation and useful lives of intangible assets and property and equipment, goodwill, stock-based compensation, contingent consideration and income taxes. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q for further information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the three and nine months ended September 30, 2018, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 16, 2018 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting, during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of legal proceedings, see Note 14, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

We have incurred net losses of $15.1 million and $19.5 million in 2017 and 2016, respectively, and incurred net loss of $7.8 million and $23.8 million, respectively for the three and nine months ended September 30, 2018. We have an accumulated deficit of $316.1 million as of September 30, 2018. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

•	sales and marketing;
•	research and development, including new product development;
•	our technology infrastructure;
•	general administration, including legal and accounting expenses related to our growth and continued expenses;
•	efforts to expand into new markets; and
•	strategic opportunities, including commercial relationships and acquisitions.

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

•	adapt to changes in promotional spending budgets of CPGs and retailers and the timing of their promotional spending;
•	successfully execute and grow retail performance media programs;
•	successfully expand our media solutions into new areas such as retail performance media platform and network, media agency, and influencer marketing;
•	successfully execute our digital promotions, shopper marketing and media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	deploy, execute, and continue to develop our data, measurement, and analytics solutions in support of Retailer iQ and QMX;
•	grow and maintain our retailer network through direct and indirect partnerships;
•	maintain and expand our data rights with our retailer network;
•	grow the number of CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;
•	expand the use by consumers of our newest digital promotion and media offerings and broaden the selection and use of digital coupons;
•	manage the shift from desktop to mobile devices;
•	manage the transition from digital print coupons to digital paperless coupons;
•	innovate our product offerings to retain and grow our consumer base;
•	obtain and increase the number of high quality coupons;
•	grow the number of transactions across our platform;
•	expand the number, variety and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
•	increase the awareness of our brands, and earn and build our reputation;
•	hire, integrate and retain talented personnel;
•	effectively manage scaling our operations; and
•	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully accomplish any of these actions. Failure to do so could harm our business and cause our operating results to suffer.

If we fail to attract and retain CPGs, retailers and publishers and expand our relationships with them, our revenues and business will be harmed.

The success of our business depends in part on our ability to increase our share of CPG spending on overall coupons and trade promotions, increase media spending on our platform, increase the number of brands that are using our platform within each CPG, increase adoption and scale of Retailer iQ, and deployment, execution, and continued development of Quotient Analytics and QMX. It also depends on (i) our ability to obtain, maintain, and expand data rights agreements with our retailer partners, (ii) our ability to further integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, (iii) our ability to obtain the right to distribute Retailer iQ digital promotions more broadly through our websites and mobile apps and those of our publishers, and (iv) our retail partners’ commitment in promoting our digital solutions to their customers. In addition, we must acquire new CPGs and retailers in our current customer base and add new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment venues. If we do not create more value than available alternatives, or if CPGs and retailers do not find that offering digital promotions and media on our platform enables them to reach consumers and sufficiently increase sales with the scale and effectiveness that is compelling to them, CPGs and retailers may not increase their distribution of digital promotions and media on our platform, or they may decrease them or stop offering them altogether, and new CPGs and retailers may decide not to use our platform.

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

Our business is exposed to risks related to customer concentration, particularly among CPGs and retailers. For the year ended December 31, 2017, no single customer accounted for more than 10% of our total revenues. The loss of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

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

Retailer iQ, Quotient Analytics and QMX are powered in part by data we obtain from our retailer partners.  Our access to this data is governed by data-rights agreements with some of our retail partners.  These data-rights agreements have complex rules and are required to be renewed periodically.  If we fail to secure additional data rights, to renew expiring data-rights agreements, if we are found to be in violation of any of our obligations under these agreements, or if retailers lose their data rights, we could lose access to retailer data.  Without retailer data, Retailer IQ, Quotient Analytics, QMX and our targeted media offerings would be less valuable to our CPG customers and retail partners. In addition, changes to international, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, e-commerce, competition, price discrimination, consumer protection, taxation, and the use of promotions may require us to amend, or alter our practices under, our data rights agreements.  See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations.” for additional information.

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

•	the costs of investing, maintaining and enhancing our technology infrastructure;
•	the costs of developing new products, solutions and enhancements to our platform;
•	our ability to manage our growth, including scaling Retailer iQ, deploying and developing Quotient Analytics, and growing QMX;
•	the success of our sales and marketing efforts;
•	the costs of acquiring new companies which we anticipate will help us grow our business;
•	the costs of successfully integrating acquired companies and employees into our operations, including costs related to the integration of Ahalogy and SavingStar;
•

government regulation of e-commerce and m-commerce and requirements to comply with security and privacy laws and regulations affecting our business, and changes in government regulation affecting our business or our becoming subject to new government regulation;

•	our ability to deal effectively with fraudulent transactions or customer disputes;
•	the attraction and retention of qualified employees and key personnel, which can be affected by changes in U.S. immigration policies;
•	the effectiveness of our internal controls;
•	increased legal, accounting and compliance costs associated with complying with Section 404 of SOX; and
•	changes in accounting rules, tax laws or interpretations thereof.

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

When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, certain prepaid distribution fees with some of the retailers will not be recoverable and the distribution fee will increase as a percentage of revenue. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retailer partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. At September 30, 2018, and December 31, 2017, we had no prepaid non-refundable payments with our Retailer iQ partners.

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

•

providers of digital coupons such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire, News America Marketing’s SmartSource., Inmar, You Technology, and companies that offer coupon codes such as RetailMeNot, Inc., Groupon, Inc., Exponential Interactive, Inc.’s TechBargains.com, Savings.com, Inc., Honey Science Corporation and Ebates Performance Marketing, Inc., companies that offer cash back solutions such as iBotta, Inc., and News America Marketing’s Checkout 51, and companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases;

•	Internet sites and blogs that are focused on specific communities or interests that offer coupons or discount arrangements related to such communities or interests;
•	companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corp.; and
•	companies offering media and data services, such as Valassis Digital, New America Marketing, and Triad Digital Media, LLC.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•	scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
•	ability to attract consumers to use digital coupons delivered by it;
•	platform security, scalability, reliability and availability;
•	number of channels by which a company engages with consumers;
•	integration of products and solutions;
•	rapid deployment of products and services for customers;
•	breadth, quality and relevance of the Company’s digital coupons;
•	ability to deliver high quality and increasing number of digital coupons that are widely available and easy to use in consumers’ preferred form;
•	integration with retailer applications and point of sales systems;
•	brand recognition and reputation;
•	quality of tools, reporting and analytics for planning, development and optimization of promotions; and
•	breadth and expertise of the Company’s sales organization.

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

Our sales cycle with CPGs and retailers is long and unpredictable and may require us to incur expenses before executing or renewing a customer agreement, which makes it difficult to project when, if at all, we will obtain new CPGs and retailers, or renew customer agreements with existing CPG customers and retailer partners, and when we will generate additional revenues.

We market our services and products directly to CPGs and retailers. New CPG and retailer relationships typically take time to obtain and finalize. A significant time period may pass between selection of our services and products by key decision-makers and the signing of a contract. The length of time between the initial sales call and the realization of a final contract is difficult to predict. As a result, it is difficult to predict when we will obtain new CPGs and retailers and when performance and delivery of services will be initiated with these potential CPGs and retailers. In addition, our customers typically have no obligation to renew their agreements with us after their initial term, and in order for us to maintain or improve our results of operations, it is important that our customers renew their agreements with us when the initial term expires. As part of our sales and renewal cycle, we may incur significant expenses before executing or renewing a definitive agreement with a prospective or existing CPG or retailer and before we are able to generate any revenues from such agreement or renewal. If conditions in the marketplace generally or with a specific prospective CPG or retailer change negatively, it is possible that no definitive agreement will be executed or renewed, and we will be unable to recover any expenses incurred before a definitive agreement is executed or renewed, which would in turn have an adverse effect on our business, financial condition and results of operations.

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

We collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Like all businesses that use computer systems and the Internet, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to gain access to our systems, denial-of-service attacks, viruses, malicious software including malware and ransomware, break-ins, phishing attacks, social engineering, human error, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our systems or solutions or that we or our third-party service providers otherwise maintain, including payment systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information, or subject us to fines or higher transaction fees or limit or result in the termination of our access to certain payment methods. If we experience compromises to our security that result in performance or availability problems, the complete shutdown of one or more of our websites and mobile applications or the loss or unauthorized access to or disclosure of confidential information, personally identifiable information, or other personal data, CPGs, retailers, and consumers may lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely. Further, such compromises to personal or sensitive information could lead to litigation or other adversarial actions by business partners or consumers.

Because the techniques used to obtain unauthorized access are often sophisticated and change frequently, neither we nor third-party service providers can guarantee that our systems will not be breached. In addition, consumer information including email addresses, phone numbers and data on consumer usage of our websites and mobile applications could be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. Security breaches can also occur as a result of nontechnical issues, including intentional or inadvertent actions by our employees or by persons with whom we have commercial relationships that lead to exposure of any types of sensitive information. Any or all of these issues, or the perception that any of them has occurred, even if inaccurate, could negatively impact our reputation and our ability to attract and retain CPGs and retailers as well as consumers or could reduce the frequency with which our platform is used, cause existing or potential CPG or retailer customers to cancel their contracts or subject us to third-party lawsuits, regulatory fines or other action or liability, and harm our business and results of operations.

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

We are subject to a variety of international, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, e-commerce, competition, price discrimination, consumer protection, taxation, and the use of promotions. Many of these laws, regulations, and standards are still evolving and being tested in courts and industry standards are still developing. Our business, including our ability to operate and expand, could be adversely affected if legislation, regulations or industry standards are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices or the design of our platform. Existing and future laws, regulations and industry standards could restrict our operations, and our ability to retain or increase our CPGs and retailers and consumers’ use of digital promotions delivered on our platform may be adversely affected and we may not be able to maintain or grow our revenues as anticipated.

If the use of third-party cookies is rejected by Internet users, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could decline and we could lose customers and revenue.

We use small text files (referred to as "cookies"), placed through an Internet browser on an Internet user's machine which corresponds to a data set that we keep on our servers, to gather important data to help deliver our solution. Certain of our cookies, including those that we predominantly use in delivering our solution, are known as "third-party" cookies because they are delivered by third parties rather than by us. Our cookies collect anonymous information, such as when an Internet user views an advertisement, clicks on an advertisement, or visits one of our advertisers' websites. In some countries, including countries in the European Economic Area, this information may be considered personal information under applicable data protection laws. On mobile devices, we may also obtain location based information about the user's device through our cookies. We use these cookies to achieve our customers' campaign goals, to ensure that the same Internet user does not unintentionally see the same media too frequently, to report aggregate information to our customers regarding the performance of their digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network. We also use data from cookies to help us decide whether and how much to bid on an opportunity to place an advertisement in a certain Internet location and at a given time in front of a particular Internet user. A lack of data associated with or obtained from cookies may significantly detract from our ability to make decisions about which inventory to purchase for an advertiser's campaign and may undermine the effectiveness of our solution and harm our business.

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

In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the "Cookie Directive," directs EU member states to ensure that collecting information on an Internet user's computer, such as through a cookie, is allowed only if the Internet user has appropriately given his or her prior freely given, specific, informed and unambiguous consent. Similarly, this Directive which also contains specific rules for the sending of marketing communications, limits the use of marketing texts messages and e-mails. Additionally, an e-Privacy Regulation, which will replace the Cookie Directive with requirements that could be stricter in certain respects, apply directly to activities within the EU without the need to be transposed in each Member State’s Law, and could impose stricter requirements regarding the use of cookies and marketing e-mails and text messages and additional penalties for noncompliance, has been proposed, although at this time it is unclear whether it will be approved as it is currently drafted or when its requirements will be effective. We may experience challenges in obtaining appropriate consent to our use of cookies from consumers or to send marketing communications to consumers within the EU, which may affect our ability to run promotions and our operating results and business in European markets, and we may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

Failure to comply with federal, state and international privacy, data protection, marketing and consumer protection laws, regulations and industry standards, or the expansion of current or the enactment or adoption of new privacy, data protection, marketing and consumer protection laws, regulations or industry standards, could adversely affect our business.

We and our service providers are subject to a variety of federal, state and international laws, regulations and industry standards regarding privacy, data protection, data security, marketing and consumer protection, which address the collection, storing, sharing, using, processing, disclosure and protection of data relating to individuals, as well as the tracking of consumer behavior and other consumer data. We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing and may be subject to differing interpretations, costly to comply with or inconsistent among jurisdictions. For example, the Federal Trade Commission, or the FTC, expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use, disclosure, and storage of consumer information, and establish principles relating to notice, consent, access and data integrity and security. The laws and regulations in many foreign countries relating to privacy, data protection, data security, marketing and consumer protection often are more restrictive than in the United States, and may in some cases be interpreted to have a greater scope. Additionally, the laws, regulations and industry standards, both foreign and domestic, relating to privacy, data protection, data security, marketing and consumer protection are dynamic and may be expanded or replaced by new laws, regulations or industry standards. For example, on June 28, 2018 California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), the directives of which will become operative on January 1, 2020; the CCPA has already been amended once and grants consumers new rights with respect to their personal information. We believe our policies and practices comply in all material respects with applicable privacy, data protection, data security, marketing and consumer protection guidelines, laws and regulations. However, if our belief is incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information or implement new safeguards to help our consumers manage our use of their information, among other changes.

Various industry standards on privacy and data security have been developed and are expected to continue to develop, which may be adopted by industry participants at any time. We are subject to the terms of our privacy policies and obligations to third parties relating to privacy, data protection and data security, including contractual obligations relating to privacy rights, data protection, data use and data security measures. We are also required, under certain regulatory regimes and industry standards, to contractually require our service providers to meet certain privacy and security requirements. Certain of our solutions, including Retailer iQ and Quotient Analytics, depend in part on our ability to use data that we obtain in connection with our offerings, and our ability to use this data may be subject to restrictions in our commercial agreements and subject to the privacy policies of the entities that provide us with this data. Our failure to adhere to these third-party restrictions on data use may result in claims, proceedings or actions against us by our business counterparties or other parties, or other liabilities, including loss of business, reputational damage, and remediation costs, which could adversely affect our business.

We strive to comply with applicable laws, policies, contractual and other legal obligations and certain applicable industry standards of conduct relating to privacy, data security, data protection, marketing and consumer protection. However, these obligations and standards of conduct often are complex, vague, and difficult to comply with fully, and it is possible that these obligations and standards of conduct may be interpreted and applied in new ways and/or in a manner that is inconsistent with each other or that new laws, regulations or other obligations may be enacted. It is possible that our practices may be argued or held to conflict with applicable laws, policies, contractual or other legal obligations, or applicable industry standards of conduct relating to privacy, data security, data protection, marketing or consumer protection. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, FTC, other regulatory requirements or orders or other federal, state or, as we continue to expand internationally, international privacy, data security, data protection, marketing or consumer protection-related laws, regulations, contractual obligations or self-regulatory principles or other industry standards could result in claims, proceedings or actions against us by governmental entities or others or other liabilities or could result in a loss of consumers using our digital coupons or loss of CPGs and retailers. Any of these circumstances could adversely affect our business. Further, if third parties we work with violate applicable laws, our policies or other privacy-related obligations, such violations may also put our consumers’ information at risk and could in turn have an adverse effect on our business.

With respect to personal data transfers from the European Economic Area, or EEA, we have previously relied on compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which legitimized the transfer of personally identifiable information by U.S. companies doing business in Europe from the EEA and Switzerland to the U.S. In October 2015, a decision of the Court of Justice of the European Union, or CECJ, deemed the U.S.-EU Safe Harbor Framework an invalid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. U.S. and EU authorities reached a political agreement in February 2016 regarding a new means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield. However, this framework is subject to an annual review that could result in changes to its framework and is being  challenged by national regulators or private parties. We have engaged in certain actions in an effort to legitimize our transfers of personal data from Europe to the U.S., and we anticipate engaging in additional activities in an effort to do so going forward. However, some of the transfer mechanisms on which we are relaying to legitimate the transfer of data outside of the EEA, such as standard Model Contractual Clauses (MCCs), have been subjected to regulatory and judicial scrutiny. Thus, while we have engaged in significant efforts to implement and maintain appropriate mechanisms to transfer data outside the EEA, if one or more of these mechanism is invalidated, we may become unsuccessful in establishing legitimate means of transferring all personal data from Europe to the U.S., we may experience reluctance or refusal by European consumers, retailers or CPGs to continue to use our solutions due to the potential risk exposure to such individuals and organizations  and we and our CPG and retailer partners may be at risk of enforcement actions taken by an European data protection authority until we ensure that all applicable data transfers to us from the EEA and Switzerland are legitimized. In addition, the EU General Data Protection Regulation, or GDPR became effective in May 2018 and supersedes the 1995 EU Data Protection Directive, and includes more stringent operational requirements for processors and controllers of personal data, including payment card information, create additional rights for data subjects and impose significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Additionally, in June 2016, United Kingdom voters approved an exit from the EU, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the EU by April 2019.  While the Data Protection Act of 2018, that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For instance, with the increased focus on the use of data for advertising, the anticipation and expectation of future laws, regulations, standards and other obligations could impact us and our existing and potential business partners and delay certain business partnerships or deals until there is greater certainty. In addition, as we expand our data analytics and other data related product offerings there may be increased scrutiny on our use of data and we may be subject to new and unexpected regulations. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to provide targeted digital promotions and media to consumers, CPGs and retailers, thereby impairing our ability to maintain and grow our total customers and increase revenues. Future restrictions on the collection, use, sharing or disclosure of our users’ data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our solutions, possibly in a material manner, and could limit our ability to develop or outright prohibit new solutions and features. Any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations.  If our measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards relating to privacy, data protection, data security, marketing or consumer protection, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our users’, CPGs’ or retailers’ ability to use and share personally identifiable information or our ability to store, process and share personally identifiable information or other data, demand for our solutions could decrease, our costs could increase, our revenue growth could slow, and our business, financial condition and operating results could be harmed.

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

We may not be able to adequately protect our intellectual property rights.

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

We prepare our financial statements to conform to U.S. GAAP. These accounting principles are subject to interpretation by the FASB, American Institute of Certified Public Accountants (“AICPA”), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in February 2016, the FASB issued a new standard, Topic 842, which will require us to record most of our leases on our balance sheets beginning in our first quarter of fiscal year 2019.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state law provisions, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. If our existing NOLs are subject to limitations arising from ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, also could result in an ownership change under Section 382 of the Code. Additionally, our NOLs arising in tax years beginning prior to January 1, 2018 are subject to expiration and may expire prior to being utilized. Under the Tax Act any NOLs arising in tax years beginning after December 31, 2017 are not subject to expiration and may be carried forward indefinitely, but in any given year such NOLs may only be used to offset a maximum of 80% of taxable income for the year, determined without regard to the application of such NOLs. There is also a risk that our NOLs could otherwise be unavailable to offset future income tax liabilities due to changes in the law, including regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons. In addition, the Tax Act includes changes to the U.S. federal corporate income tax rate, and our net operating loss carryforwards and other deferred tax assets will be revalued at the newly enacted rate. We do not expect this to have a material impact on our financials because we currently maintain a full valuation allowance on our U.S. deferred tax assets. For these reasons, we may not be able to utilize all of our NOLs, even if we attain profitability.

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

In the event the conditional conversion feature of the notes is triggered, holders of the notes will be entitled to convert their notes at any time during specified periods at their option. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If one or more holders elect to convert their notes, (unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)), intend to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 95,128,082 shares of common stock outstanding as of September 30, 2018, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 50% of our outstanding common stock, based on the number of shares outstanding as of September 30, 2018. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our Board of Directors has approved share repurchase programs for us to repurchase shares of our stock. In April 2018, our Board of Directors authorized a one-year share repurchase program (“2018 Program”) for us to repurchase up to $100.0 million of our common stock from May 2018 through May 2019. During May 2018, the active repurchase program at that time expired. During the three and nine months ended September 30, 2018, we repurchased and retired 307,771 shares of our common stock for an aggregate of $4.2 million and 807,771 share of our common stock for an aggregate of $10.9 million, respectively. As of September 30, 2018, $89.1 million remained available for repurchases under the 2018 Program. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and we may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. We may suspend, modify or terminate the 2018 Program at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and could result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, our common stock may not be able to remain listed on the NYSE.

Our independent registered public accounting firm is be required to audit the effectiveness of our internal control over financial reporting as we lose our status as an “emerging growth company,” as defined in the JOBS Act, effective December 31, 2018. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it concludes that our internal control over financial reporting is not effective.

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

Effective December 31, 2018 we will lose our status as an “emerging growth company” as defined in the JOBS Act.   As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. As we prepare our loss of status as an “emerging growth company”, the cost of compliance with Section 404 has required, and will continue to require us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.  Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2018	—	$—	—	$93,270,000
August 1 - 31, 2018	307,771	13.76	307,771	89,100,000
September 1 - 30, 2018	—	—	—	89,100,000
Total	307,771	$13.76	307,771	$89,100,000

(1)

In April 2018, the Company’s Board of Directors authorized the 2018 Program to repurchase up to $100.0 million of the Company’s common stock for a one-year duration from May 2018 through May 2019. During the three and nine months ended September 30, 2018, the Company repurchased and retired 307,771 shares of its common stock for an aggregate of $4.2 million and 807,771 shares of its common stock for an aggregate of $10.9 million, respectively. As of September 30, 2018, $89.1 million remained available repurchases under the 2018 Program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	03/11/16
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/06/15
4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	02/25/14
4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	01/31/14

10.1†	Form of Notice of Grant of Restricted Stock Units for Employees and Non-Employee Directors					X
31.1	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTIENT TECHNOLOGY INC.

Dated: November 9, 2018	By:	/s/ Mir Aamir
Mir Aamir
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2018	By:	/s/ Ronald Fior
Ronald Fior
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)