Form 10-K
period 2018-12-31
Quotient Technology Inc.
filed 2019-02-27
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $13.10 per share of the Registrant’s common stock as reported by the New York Stock Exchange on June 30, 2018, was $739.2 million. Shares of common stock held by each executive officer, director, and their affiliated holders and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of June 30, 2018, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of registrant’s Common Stock outstanding as of February 25, 2019 was 94,057,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

Unless the context otherwise requires, the terms “Quotient,” “Coupons,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Quotient Technology Inc. and its consolidated subsidiaries.

Quotient, Quotient Retailer iQ, Retail Performance Media, Ahalogy, Elevaate, SavingStar, Crisp Media, Shopmium and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Quotient. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “continue,” “could,” “seek,” “might,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “approximately,” “project,” “should,” “will,” “would” or the negative or plural of these words or similar expressions, as they relate to our company, business and management, are intended to identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our financial performance, including our revenues, margins, costs, expenditures, growth rates and operating expenses, and our ability to generate positive cash flow and become profitable;
•	increasing our share of Consumer Packaging Goods (“CPG”s) marketing spend on promotions and media on our platforms and increase the number of brands that are using our platform within each CPG;
•	our ability to adapt to changes in marketing budgets of CPGs and retailers and the timing of their marketing spend;
•	our expectations regarding Quotient Promotions Cloud, Quotient Media Cloud, Quotient Analytic Cloud, and Quotient Audience Cloud platforms;
•	our expectations regarding the shift to digital promotions and advertising from off-line channels;
•	our ability to successfully expand our media solutions into new areas such as Retail Performance Media, media agency, influencer marketing, and sponsored search;
•	our ability to maintain and expand our data rights within our retailer network;
•	our ability to successfully execute and grow our Retail Performance Media programs;
•	our ability to successfully expand our promotions solutions into new areas such as targeted printed offers at checkout and loyalty rewards programs;
•	our ability to successfully execute our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	our ability to deploy, execute, and continue to develop Quotient Analytics and our data, measurement, and analytics solutions in support of our digital promotions and media solutions;
•	our ability to demonstrate the value of our digital promotions and media solutions through trusted measurement metrics;
•	our ability to expand the use by consumers of our digital promotions and media offerings and broaden the selection and use of digital coupons, cash-back offers, and coupon codes;
•	our strategies relating to the growth of our platform and our business, including pricing strategies;
•	our ability to successfully enter new markets;
•	our ability to successfully integrate our newly acquired companies into our business;
•

our ability to respond to changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

•	the effects of increased competition in our markets and our ability to compete effectively;
•	our ability to effectively grow and train our sales and operations teams;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	our strategies relating to, and outcomes of, and costs associated with defending, intellectual property infringement and other claims;
•	our significant operating leverage in our business;
•	our ability to develop and launch new services and features; and
•	our ability to attract and retain qualified employees and key personnel.

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

Overview

Quotient Technology Inc. is an industry leading digital marketing company, providing technology and services that power integrated digital promotions and media programs for consumer packaged goods (“CPG”s) brands and retailers. These programs are delivered across our network, including our flagship consumer brand Coupons.com and our retail partners’ properties. This network provides Quotient with proprietary and licensed data, including online behavior, purchase intent, and retailers’ in-store point-of-sale (“POS”) shopper data, to target shoppers with the most relevant digital coupons and ads. Customers and partners use Quotient to influence shoppers via digital channels, integrate marketing and merchandising programs, and leverage shopper data and insights to drive measurable sales results.

For our retail partners, we provide a digital platform, Quotient Retailer iQ (“Retailer iQ”), to directly engage with shoppers across their websites, mobile, ecommerce, and social channels. This platform is generally co-branded or white-labeled through retailers’ savings or loyalty programs and uses shopper data to deliver relevant digital promotions from brand marketers and retailers to shoppers.

Our network is made up of three constituencies:

•	Our clients consist of approximately 700 CPGs, representing approximately 2,000 brands, including many of the leading food, beverage, personal and household product manufacturers;
•	Our retail partners, representing multiple classes of trade such as leading grocery retailers; drug, dollar, club, and mass merchandise channels, where the majority of CPG products are sold; and
•	Millions of consumers visiting our web, mobile properties, and social channels, as well as those of our CPG and retailer partners.

Through these three groups, we have created a network effect, which we believe gives us a competitive advantage over both offline and online competitors. As our shopper audience increases, our platform becomes more valuable to CPGs and retailers, which, in turn, rely more heavily on our platform for their digital promotions and media. In addition, the breadth of coupon and advertising content offered from leading brands enables us to attract and retain more retailers and shoppers. As our network expands, we generate more shopper data and insights, which improve our ability to deliver more relevant and personalized promotions and media, and strengthens our measurement and data insights solutions.

We primarily generate revenue by providing digital coupons and media solutions to our customers and partners.

We generate revenue from promotions, in which CPGs pay us to deliver coupons to consumers through our network of publishers and retail partners. Each time a coupon is activated through our platform or, in some cases, redeemed, we are generally paid a fee. Activation of a digital coupon can include: saving it to a retailer loyalty account or printing it for physical redemption at a retailer.

Promotion revenues also include our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, a transaction occurs and a distribution fee is generally paid.

We also generate revenues from digital media in which CPGs, retailers, and advertising agencies, use our platform to deliver digital advertising. Using our proprietary data and shopper data from our retail partners, we target audiences with digital ad campaigns. These ads are delivered to shoppers through our network, including our websites and mobile apps, as well as those of our publishers, retailers and other third parties. Campaigns are measured based on optimization and performance, attributing digital ad campaigns to in-store purchases in near real time. In 2018, we acquired Ahalogy, an influencer marketing platform, and Elevaate, a sponsored search technology platform for our retail partners and CPG customers. Our media solutions, including the solutions we acquired from Ahalogy and Elevaate help serve our customers and partners’ needs as they shift more of their marketing dollars to digital.

We generally pay a distribution fee to retailers and publishers for activation or redemption of a digital promotion, for media campaigns, and for use of data for targeting or measurement. We also pay a fee to third-party publishers for traffic acquisition, which consists of delivering campaigns on certain networks or sites. These distribution and third-party service fees are included in our cost of revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

During 2018, we generated revenues of $387.0 million, representing 20% growth over 2017, and a net loss of $28.3 million as compared to $15.1 million in 2017. See our Consolidated Financial Statements and accompanying notes for more information. For the years ended December 31, 2018 and 2017, there was no revenue from a customer that accounted for more than 10% of our total revenues. For the year ended December 31, 2016, total revenue from The Procter and Gamble Company accounted for more than 10% of our total revenues.

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

For decades, retailers and CPGs have worked together to drive sales, which in turn benefits both parties. CPGs sell their products to retailers, and retailers are responsible for selling those products directly to shoppers. To help retailers attract shoppers and ensure sales, CPGs spend over $225 billion annually in promotions, media, shopper marketing, trade and other in-store advertising. Historically, the vast majority of these dollars have been spent in offline channels such as free-standing inserts found in Sunday newspapers, direct mail, printed circulars, in-store aisle tags, end caps and TV. These traditional offline channels are becoming less effective as consumers spend more time online, particularly on mobile, giving way to the rising importance of using data to drive personalized and targeted, content to shoppers. To reach shoppers at the right time and place, CPGs are shifting dollars historically spent in offline channels to digital.

At the same time, traditional retailers are paving the path for this digital shift by investing in technology and creating digital strategies to better compete and drive sales.  This includes investment around loyalty strategies, ecommerce experiences, and data-driven advertising platforms. As retailers expand their digital capabilities, it creates greater opportunities for CPGs to shift marketing dollars from offline to digital.

Digital coupons, primarily funded by CPGs, have been found to be more effective and are redeemed at higher rates compared to traditional offline promotions. According to a 2018 mid-year industry report by NCH Marketing Services, Inc., digital coupons (including digital print and digital paperless coupons) represented approximately 1.7% of total U.S. CPG coupon distribution volume, but accounted for just over 20% of total U.S. CPG coupon redemptions. We believe that the ease of digital promotions, coupled with greater awareness of digital savings programs, is broadening the demographic reach and driving demand for digital promotions.

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

Advertising from shopper marketing, defined as advertising funded by the CPG to gain shopper awareness and drive sales within a specific retailer, is also shifting from traditional in-store and print advertising to digital, particularly to mobile. Shopper marketers are looking to reach shoppers across the right touchpoints at the right time. Additionally, portions of CPG brand advertising, which have historically been spent in traditional offline channels such as print and TV, are also expected to shift to digital channels. eMarketer projects that in 2019, CPG and consumer products brands will spend approximately $11.0 billion on digital ads, an increase from the approximately $6 billion spent in 2016.

As the shift to digital coupon and digital advertising continues to grow, so does the importance placed on data to target audiences and measure campaign performance. Today, over 90% of grocery sales still occur in-store with shopper data residing offline, creating a particular need to attribute dollars spent in digital coupons and advertising directly to in-store sales. As a greater portion of grocery sales shift to online, retailers are investing in omni-channel strategies, technology, and solutions to meet shopper demands, compete effectively and drive sales. These investments are creating an increased number of digital touchpoints, using combined data from offline and online sales, for retailers and their CPGs to target shoppers with relevant promotions and digital marketing. As retailers add more omni-channel capabilities, it enables CPGs to shift more marketing dollars to digital.

Our Platforms and Solutions

We offer an industry leading digital platform providing technology and services that power integrated digital promotions and media programs for CPG brands and retailers. We do this through personalized and targeted promotions and media for the purpose of driving profitable sales and building shopper loyalty. Approximately 700 CPGs, representing approximately 2,000 brands, use our platform to manage and distribute digital coupons and advertising, target shopper audiences, and measure campaign performance and sales results.

Through Quotient’s solutions, brands and retailers can integrate their marketing campaigns across national brand promotions, trade and loyalty rewards promotions, shopper marketing, brand media advertising, social and influencer marketing, and sponsored search. Our solutions combine shopper insights and purchase data with broad distribution capabilities across mobile, web, social and ecommerce channels. Brands and retailers can develop and execute targeted marketing and promotional programs within days, while using campaign performance metrics to adjust programs in near real time. This differs from the long lead times typically required in traditional offline marketing and measurement vehicles.

We have a broad distribution network that includes our owned and operated web and mobile properties, such as Coupons.com, and thousands of publishing and retail partner properties which include 85 million registrants on savings programs powered by us. Through this network, we distribute relevant and targeted coupons and media.

We power Retailer iQ, our proprietary and core platform, used at top retailers in the grocery, drug, dollar, club and mass merchandise channels. Retailers integrate Retailer iQ into their points-of-sale (POS), or loyalty program, which serves as their digital marketing platform, creating a direct, digital relationship with millions of their shoppers. Through Retailer iQ, we use shopper data and insights to distribute personalized and targeted coupons and media, primarily funded by our CPG customers or retail partners, to help drive shopper loyalty and increase sales. Additional Retailer iQ features include digital grocery list, digital receipt, digital circular and beacon technology.

With the foundation of Retailer iQ integrated into retailers’ point of sale or loyalty programs, we’ve developed four proprietary platforms in which our go-to-market solutions fall under: Quotient Promotions Cloud, Quotient Media Cloud, Quotient Analytics Cloud and Quotient Audience Cloud.

Quotient Promotions Cloud

Quotient Promotions Cloud platform offers digital paperless and digital print promotions across our distribution network. With digital paperless, shoppers save coupons directly to retailer loyalty accounts for automatic digital redemption, or by redeeming coupons using a mobile device for cash back after taking a picture of a retailer receipt with the appropriate purchase. With digital print, shoppers select coupons and print them from their desktop or mobile device to redeem in store.

Through our platform, CPGs and retailers can reach shoppers on the web and on mobile devices by offering digital coupons through our extensive network which includes:

•	the Coupons.com website and our Coupons.com and Shopmium mobile applications;
•	CPG and retailer websites and mobile applications, either hosted by us or hosted by them using our APIs; and
•	thousands of third-party publishing websites and mobile applications included in our network.

We have designed and engineered our platform to support personalization, targeting and optimization in the delivery of digital coupons. We start with demographic and geography-based personalization techniques that enable consumers to see and easily access the most relevant content. We personalize content based on offers the consumer has clicked on and searches the consumer may have conducted on our network as well as the coupons that the consumer previously activated, and/or redeemed.

Quotient Promotions Cloud offers national digital coupons from CPG brands, and retail-specific coupons sourced from shopper marketers and retailers. Other products included in Quotient Promotions Cloud are Quotient Targeted Promotions based on the criteria listed above, combined with shopper data from our Retailer iQ integrations with select retailers. We also offer receipt-scanning, cash-back mobile coupons for direct cash back after taking a picture of a retailer receipt with the appropriate purchase. In the third quarter 2018, we acquired SavingStar, a CRM platform that builds and tracks loyalty programs with consumers across multiple retailers. With the addition of SavingStar, we now offer Quotient Loyalty Rewards, an area of focus for many brands as they expand their direct-to-consumer relationships.

Quotient Media Cloud

Quotient Media Cloud platform offers targeted advertising solutions, enabling brands and retailers to reach shoppers before, during and after their shopping cycles with digital media campaigns. Brands and advertisers can leverage our proprietary shopper data and audience segments to deliver targeted media ads across our network, including retail partners and Coupons.com, and across third-party publishers’ web, mobile and social channels outside our network. For example, we can target consumers on Facebook who have redeemed a coupon or purchased a product in a particular product category with advertising within that product category.

Our media solutions include execution and delivery of targeted media and dynamic creative services.

In 2018, we added influencer marketing and sponsored search through the acquisitions of Ahalogy and Elevaate, respectively. Ahalogy brings social expertise and an extensive influencer network to our customers and partners. Their proprietary data and category trends help develop and create compelling influencer marketing campaigns, including new recipe ideas, creative new product uses and brand awareness to shoppers across paid social channels. With the acquisition of Elevaate, we expanded our media units within sponsored search within a retailer’s ecommerce experience. With this additional technology, retailers can enhance their ecommerce experience while making it easy for shoppers to find the products they need and want. These added solutions also give brands and advertisers the ability to manage their digital budgets through a single strategic partner, reaching shoppers through paid search media and sponsored search directly on the retailers’ properties.

For retailers, we power Quotient Retail Performance Media (RPM) Platforms, giving retailers the ability to expand their digital media strategies and leverage their shopper data to drive sales. Through RPM, brand marketers can use specific retail data to target and deliver media directly to shoppers and measure direct sales results. Additionally, retailers deliver digital media campaigns through RPM. We distribute these targeted ads via retailer digital properties, our expansive network including Coupons.com properties, and other third-party publishing sites.   We also power Quotient Digital Circular, a personalized retail circular experience for shoppers, with targeted media units for brands to advertise their products and drive sales.

We also provide CPGs, retailers and other advertisers access to our Coupons.com audience, including our website and mobile properties, to highlight their brands, including premium media and advertising placements on our site, promoted positions within our coupon galleries and premium placement in our marketing efforts.

Quotient Analytics Cloud

Quotient Analytics Cloud provides campaign analytics and measured sales results to CPGs and retailers, attributing digital promotions and/or media campaigns to in-store and online purchases. Through Quotient Analytics, we combine purchase data from select retailers across the Quotient Retailer iQ network with online engagement and purchase-intent data from Quotient’s flagship brand, Coupons.com, and the Company’s thousands of publishing partners. Our campaign measurement tools also provide brands and retailers with flexibility to adjust their campaigns in mid-flight to drive greater efficiency with marketing dollars. As our platform, network and audience expands, the value of our data and analytics increases. We provide analytics and insights through Quotient Promo iQ and Quotient Media iQ.

Quotient Audience Cloud

In the beginning of January 2019, we introduced Quotient Audience Cloud whereby marketers can purchase shopper audience segments to be used for targeted media and measurement. The audience segments are derived from first party data and insights from Coupons.com properties, and shopper data from select Retailer iQ partners. The Audience Cloud platform offers syndicated shopper audiences, or customer audience segments, and may be used in conjunction with our Quotient Media Cloud advertising services, or purchased separately.

Growth Strategy

We intend to grow our platform and our business through the following key strategies:

Increase revenues from CPGs already on our platform.    Based on our experience to date, we believe we have opportunities to continue increasing revenues from our existing CPG customer base through:

•	increasing our share of CPG spending on overall coupons and media;
•	increasing the number of brands that are using our platform within each CPG;
•

leveraging data to provide our customers and partners with more insight, including campaign performance, and to distribute more targeted promotions, media, and analytics across our retail partner properties, our network including our owned and operated properties, and third-party sites, and to expand our capabilities within Quotient Audience Cloud; and

•	maximizing consumer’s experiences across all products.

Grow our promotions business.      We plan to grow Quotient Promotions Cloud through increased consumer demand of coupons, and by increasing the number of coupons CPG brands offer on the platform. By bringing retailers and shoppers into our network, our ability to expand our targeted coupons and expand our audience reach grows, increasing our ability to more effectively engage consumers and drive sales. We plan to invest in Quotient Promotions Cloud, by expanding shopper adoption on Retailer iQ, and growing our solutions through targeted digital paperless coupons, targeted printed coupons at checkout, brand loyalty coupons and CRM capabilities for CPGs.  We intend to continue to invest in technologies and product offerings that further integrate digital promotions and media, including selling these offerings together through packaged solutions.

Grow our media business.     We plan to grow Quotient Media Cloud, including Retail Performance Media, influencer marketing, and search and sponsored search. We plan to continue to invest in our media solutions, expanding the use of our proprietary data as well as data from select exclusive retail partnerships, and by adding and expanding new publishers, partnerships, new verticals, and third parties such as media agencies.

Expand and grow Quotient Analytics and Quotient Audience. As our network, content pool and shopper audience expand, we believe that our platform will become more valuable, resulting in greater data, insights and shopper audience segments. We expect to introduce more robust, solutions to our customers and partners around campaign performance, analytics and insights, as well as around Quotient Audience Cloud.

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

Grow shopper adoption and engagement of our digital offerings.    We plan to continue to innovate and invest across our platform, including Retailer iQ, Retail Performance Media, Quotient Analytics, mobile solutions, media and digital promotion offerings, Coupons.com mobile app, and our network. We plan to continue to create additional consumer touchpoints across the network by expanding our promotions and media solutions at retailer checkout and within ecommerce, in order to generate and increase shopper adoption, expand our audience network and leverage shopper data. We believe that CPG spending on digital promotions and marketing will continue to grow as point of sale, mobile channels and social media offer new opportunities to engage consumers on their path to purchase.

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

Sales and Marketing

We have a team of dedicated, skilled specialists focused on CPGs and retailers. We believe that our sales, integration, promotions and media campaign management and analytics, and customer support capabilities are difficult to replicate and a key reason for the growth of our business. Much of our sales activity is focused on expanding the number of brands within our existing CPG customers that offer digital promotions and media through our platform as well as increasing the revenue from those brands currently using our platform. The team is also focused on expanding relationships within CPGs to include shopper marketing teams, where we believe there is a large opportunity for growth particularly in media. Additionally, we are focused on continuing to increase the size and breadth of our network. We are also seeking to partner with CPGs and other manufacturers and retailers in new industry segments such as convenience and specialty/franchise retail, restaurants and entertainment venues.

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

Technology and Infrastructure

Since inception, we have made significant investments and will continue to invest in developing our differentiated and proprietary platforms aimed at solving the problems of CPGs and retailers in ways that traditional solutions cannot. We are focused on offering solutions that provide measurable results. We have assembled a team of highly skilled engineers and computer scientists with deep expertise across a broad range of relevant disciplines. Key focus areas of our engineering team include:

•

Scalable infrastructure.    We use a combination of proprietary and open-source software to achieve a horizontally scalable, global, distributed and fault-tolerant architecture, with the goal of enabling us to ensure the continuity of our business, regardless of local disruptions. Our computational infrastructure currently processes millions of events per day and is designed in a way that enables us to add significant capacity to our platform as we scale our business without requiring any material design or architecture modifications. We use a combination of public and private cloud computing platforms. Our private cloud technology infrastructure is hosted across data centers in co-location facilities in California, Nevada, and Virginia.
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

•

AdTech.    Our media delivery is largely powered by proprietary ad servers, creative and social platforms, workflow automation tools, and data management tools.  We develop and use these platforms with a range of differentiated features that are specialized for the CPG and retail vertical.

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

•

providers of digital coupons such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire, Inmar, News America Marketing’s SmartSource, You  Tech, and companies that offer coupon codes such as RetailMeNot, Inc., Groupon Inc., Exponential Interactive Inc.’s TechBargains, Savings.com, Inc. and Ebates Performance Marketing, Inc., companies that offer cash back solutions such as iBotta, Inc., News America Marketing’s Checkout 51, and companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases;

•	internet sites that are focused on specific communities or interests that offer coupons or discount arrangements related to such communities or interests;
•	companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corporation;
•	companies offering CPG and retail digital media services, such as Triad Media Inc. and Criteo; and
•	retailers marketing and offering their own digital coupons directly to consumers using their own websites, email newsletters and alerts, mobile applications and social media channels.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•	scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
•	ability to attract consumers to use digital coupons and/or engage with digital media;
•	platform security, scalability, reliability and availability;
•	our proprietary intent data and access to POS data from select retail partners;
•	number of channels by which a company engages with consumers;
•	integration of products and solutions;
•	rapid deployment of products and services for customers;
•	breadth, quality and relevance of the Company’s digital coupons, media and measurement;
•	ability to deliver digital coupons that are widely available and easy to use in consumers’ preferred form;

•	integration with retailer applications;
•	brand recognition;
•	quality of tools, reporting and analytics for planning, development, optimization and measurement of promotions and media; and
•	breadth and expertise of the Company’s sales organization.

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

As of December 31, 2018, we had 877 full-time employees, consisting of 594 employees in the United States and 283 employees internationally.

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

In addition to these contractual arrangements, we also rely on a combination of trade secrets, patents, copyrights, trademarks, service marks and domain names to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations outside the United States. As of December 31, 2018, we hold or have exclusive rights to 32 active issued patents in the United States and 11 active patents that have been issued outside of the United States with terms expiring between 2019 and 2033. See the risk factor titled “We may not be able to adequately protect our intellectual property rights” for more information.

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

Corporate Information

We were incorporated in California in May 1998 and reincorporated in Delaware in June 2009. We changed our name to Quotient Technology Inc. on October 20, 2015. Our corporate website address is www.quotient.com. Information contained on, or that can be accessed through, our website does not constitute part of this report and inclusions of our website address in this report are inactive textual references only. Quotient, the Quotient logo, SavingStar, Elevaate, Quotient Retailer iQ Quotient Analytics and Ahalogy are trademarks or registered trademarks of Quotient Technology Inc. and its subsidiaries in the United States and other countries. Other marks are property of their respective owners.

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

We have incurred net losses of $28.3 million, $15.1 million and $19.5 million in 2018, 2017 and 2016, respectively. We have an accumulated deficit of $322.1 million as of December 31, 2018. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

•	sales and marketing;
•	research and development, including new product development;
•	our technology infrastructure;
•	general administration, including legal and accounting expenses related to our growth and continued expenses;
•	expanding into new markets; and
•	strategic opportunities, including commercial relationships, retail partnerships and acquisitions.

For example, we have incurred and expect to continue to incur expenses developing, improving, integrating, investing, marketing and maintaining our Promotions, Media, Audience and Analytics Cloud platforms and solutions, which include Retailer iQ, Retail Performance Media, and Quotient Analytics, and we may not succeed in increasing our revenues sufficiently to offset these expenses.

If we are unable to execute our growth strategy and gain efficiencies in our operating costs, our business could be adversely impacted. We cannot be certain that we will be able to attain or maintain profitability on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, some of our products experience seasonal sales and buying patterns mirroring those in the CPG, retail, and e-commerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of our fiscal year, and our revenues may otherwise fluctuate due to changes in marketing budgets of CPGs and retailers and the timing of their marketing spend. Marketing spend by CPGs is considered the most flexible and easiest to cut at the end of a quarter or fiscal year if a CPG is facing budget pressures and as a result we are not always able to anticipate such fluctuations. Decisions by major CPGs or retailers to delay or reduce their digital promotion and media spending, or divert spending away from digital promotions, digital media campaigns, or other digital marketing from our platforms, or changes in our fee arrangements with CPGs, retailers and other commercial partners, could also slow our revenue growth or reduce our revenues.

As our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers, which may impact how we monetize transactions. For example, we are experimenting with ROI-based pricing strategies and service packages though we cannot offer any assurance on the success or adoption rate of such strategies. If we shift a greater number of our arrangements with CPGs to these other models, some of which require us to receive fees upon the redemption of digital coupons on our platform rather than activation as is generally done, and we do not achieve anticipated activation rates, our revenue growth and revenues could be harmed.

We believe that our continued revenue growth will depend on our ability to:

•	increase our share of CPG marketing spend on promotions and media through our platforms and increase the number of brands that are using our platform within each CPG;
•	adapt to changes in marketing budgets of CPGs and retailers and the timing of their marketing spend;
•	successfully expand our media solutions into new areas such as Retail Performance Media, media agency, influencer marketing, and sponsored search;
•	maintain and expand our data rights with our retailer network;
•	successfully execute and grow Retail Performance Media programs;
•	successfully expand our promotions solutions into new areas such as targeted printed offers at checkout and loyalty rewards programs;
•	successfully execute our digital promotions and digital media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	deploy, execute, and continue to develop Quotient Analytics and our data, measurement, and analytics solutions in support of our digital promotions and media solutions;
•	demonstrate the value of our digital promotions and media solutions through trusted measurement metrics;
•	expand the use by consumers of our digital promotions and media offerings and broaden the selection and use of digital coupons, coupon codes and cash-back offers;
•	successfully enter into new markets;
•	successfully integrate our newly acquired companies into our business;
•	grow and maintain our retailer network through direct and indirect commercial partnerships;
•

respond to changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

•	manage the shift from desktop to mobile devices;
•	manage the transition from digital print coupons to digital paperless coupons;
•	innovate our product offerings to retain and grow our consumer base;
•	grow the number of transactions across our platform;
•	expand the number, variety, quality, and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
•	increase the awareness of our brands, and earn and build our reputation;
•	hire, integrate, train and retain talented personnel;

•	effectively manage scaling and international expansion of our operations; and
•	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully accomplish any of these actions. Failure to do so could harm our business and cause our operating results to suffer.

If we fail to attract and retain CPGs, retailers and publishers and expand our relationships with them, our revenues and business will be harmed.

The success of our business depends in part on our ability to increase our share of CPG marketing spend on our promotions and media solutions and on our platforms; increase the number of brands that use our solutions and platforms within each CPG; increase adoption and scale of Retailer iQ; and our ability to demonstrate the value of our solutions through measurement and data analytics. It also depends on (i) our ability to obtain, maintain, and expand data rights agreements with our retail partners, (ii) our ability to further integrate our platforms and promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, which depends in part on retailers’ commitment in modifying point of sale systems and other solutions to integrate with our platforms, (iii) our ability to obtain the right to distribute Retailer iQ digital promotions more broadly through our websites and mobile apps and those of our publishers, and (iv) our retail partners’ commitment in promoting our digital marketing solutions to their customers. If we do not create more value than available alternatives, or if CPGs and retailers do not find that offering digital promotions and media on our platforms enables them to reach consumers and sufficiently increase sales with the scale and effectiveness that is compelling to them, CPGs and retailers may not increase their distribution of digital promotions and media on our platforms, or they may decrease them or stop offering them altogether, and new CPGs and retailers may decide not to use our platforms.

For example, if CPGs decide that our platforms do not provide the right solutions for them to connect with consumers, we may not be able to increase our prices or CPGs may pay us less. Likewise, if retailers decide that our Promotions, Media, Audience and Analytics Cloud platforms and solutions are less effective at increasing sales to and loyalty of existing and new consumers, retailers may demand a higher percentage of the total proceeds from each digital campaign or demand minimum guaranteed payments. Furthermore, if retailers do not find that Retailer iQ increases consumer engagement and loyalty, our overall success may be harmed. In addition, we expect to face increased competition, and competitors may accept lower payments from CPGs to attract and acquire new CPGs, or provide retailers and publishers a higher distribution fee than we currently offer to attract and acquire new retailers and publishers. We may also experience attrition in our CPGs, retailers and publishers in the ordinary course of business resulting from several factors, including losses to competitors, changes in CPG budgets, and decisions by CPGs, retailers and publishers to offer digital coupons and media through their own websites or other channels without using a third-party platform such as ours or through a competitive third-party network or platform, and failure to maintain distribution agreements with third-party digital promotions networks and platforms. If we are unable to retain and expand our relationships with existing CPGs, retailers and publishers or if we fail to attract new CPGs, retailers and publishers to the extent sufficient to grow our business, or if too many CPGs, retailers and publishers are unwilling to offer digital coupons and media with compelling terms through our platforms, we may not increase the number of high quality coupons and marketing campaigns on our platform and our revenues, gross margin and operating results will be adversely affected.

The loss or decrease in spending of any significant customer could materially and adversely affect our results of operations and financial condition.

Our business is exposed to risks related to customer concentration, particularly among CPGs and retailers. The loss or decrease in spending of any of our significant customers or deterioration in our relations with any of them could materially and adversely affect our results of operations and financial condition.

If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed.

As consumer demand for digital coupons has increased, promotion spending has shifted from traditional coupons through traditional offline or analog channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital coupons will continue at the same rate and whether the growth of the digital promotions market will continue. Some large retailers do not yet use digital paperless coupons. If a retailer decides not to accept digital paperless coupons or a CPG reduces its spend in digital promotions, our business could be harmed. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital coupons does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenues will require increasing the number of brands that are using our digital promotions solutions within each CPG. If our projections regarding the adoption and usage of Retailer iQ by retailers, CPGs and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the success of Retailer iQ generally, including insufficient time, resources or funds committed by retailers to the promotion of Retailer iQ, a retailer’s decision to forego marketing Retailer iQ, our inability to obtain sufficient data rights to maximize the functionality of our platforms and our inability to monetize enhanced Retailer iQ functionality, and our inability to efficiently integrate Retailer iQ with a retailer’s system. Even if we are successful in driving the adoption and usage of Retailer iQ by retailers, CPGs and consumers, if Retailer iQ fee arrangements or transaction volumes, or the mix of offers, change or do not meet our projections, our revenues may be harmed. We expect that the market will evolve in ways which may be difficult to predict. It is also possible that digital coupon offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers, including through continued innovation and implementation of new initiatives associated with the digital coupons. For example, if consumer demand for our software-free print solution, cash-back receipt scanning solution, or our mobile application does not grow as we expect, our business may be harmed. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted. For example, we are seeing a shift from digital paper coupons to digital paperless coupons. Our revenues may be harmed if we are unable to manage this transition and the growth of digital paperless coupons is slower than the decline in digital print coupons. Conversely, acceleration of this shift (from, for example, acceptance of digital paperless coupons by new retailers) could lead to unanticipated increases in revenue.

We depend in part on data-rights agreements with our retail partners to power a range of products and the termination of such agreements or the failure to obtain additional data rights can severely impact our revenue and growth.

Our Promotions, Media, Audience and Analytics Cloud platforms and solutions, which include Retailer iQ and Quotient Analytics, are powered in part by data we obtain from our retail partners.  Our access to this data is governed by data-rights agreements with some of our retail partners.  These data-rights agreements have complex rules and are required to be renewed periodically.  If we fail to secure additional data rights or renew expiring data-rights agreements, if we are found to be in violation of any of our obligations under these agreements, or if retailers lose their data rights, we could lose access to retailer data.  Without retailer data, our Promotions, Media, Audience and Analytics Cloud platforms and solutions, which includes Retailer iQ and Quotient Analytics and our targeted promotions and media offerings, would be less valuable to our CPG customers, publishers, ad tech and retail partners. In addition, changes to international, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, e-commerce, competition, price discrimination, consumer protection, taxation, and the use of promotions may require us to amend, or alter our practices under, our data rights agreements.  If we and our retail partners cannot timely respond to such legal and regulatory changes, our revenue and growth would be impaired.  See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations.” for additional information.

Our ability to generate revenue depends on our collection and use of significant amounts of data from various sources, which may be restricted by consumer choice, restrictions imposed by retailers, publishers and browsers or other software developers, changes in technology, and new developments in laws, regulations and industry standards.

Our ability to deliver our Promotions, Media, Audience and Analytics Cloud platforms and solutions depends on our ability to successfully leverage data, including data that we collect from consumers, data we receive from retail partners and third parties, and data from our own operating history.  Using cookies, loyalty card numbers both on-line and in-store, device identifiers, and other tracking technologies, we collect information about the interactions of consumers with our retail partners’ digital properties and in-store, our own and operated properties, and certain other publisher sites. Our ability to successfully leverage such data depends on our continued ability to access and use such data, which can be restricted by a number of factors, including consumer choice, the success of our retail partners in obtaining consumer consent, restrictions imposed by our retail partners, publishers and web browser developers or other software developers, changes in technology, including changes in web browser technology, and new developments in, or new interpretations of laws, regulations and industry standards.

Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanism as a result of industry regulatory and/or legal developments, the adoption by consumers of browsers settings or “ad-blocking” software and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations.” for additional information.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Historically, our revenue growth has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. In addition, our operating costs and expenses have fluctuated in the past, and we anticipate that our costs and expenses will increase over time as we continue to invest in growing our business. Our operating results could vary significantly from quarter-to-quarter and year-to-year as a result of these and other factors, many of which are outside of our control, and as a result we have a limited ability to forecast the amount of future revenues and expenses, which may adversely affect our ability to predict financial results accurately, and we expect our operating results to vary from quarter-to-quarter, which may cause results to fall below our estimates or the expectations of public market analysts and investors. Fluctuations in our quarterly operating results may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price and the trading price of the convertible senior notes to decline. As a result of the potential variations in our quarterly revenues and operating results, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and the results of any one quarter or historical patterns should not be considered indicative of our future sales activity, expenditure levels or performance.

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

•	our ability to grow our revenues will depend on CPGs’ annual marketing budget which are affected by economic headwinds facing the CPG industry;
•	our ability to successfully respond to changes in the digital promotions and media market and continue to grow the market and demand for our platform;
•	our ability to grow consumer selection and use of our digital promotion offerings and attract new consumers to our platform;
•	the amount and timing of digital promotions and marketing campaigns by CPGs, which are affected by budget cycles, economic conditions, seasonality and other factors;
•	the impact of global business or macroeconomic conditions, including the resulting effects on the level of coupon and trade promotion spending by CPGs and spending by consumers;
•	the impact of competitors or competitive products and services, and our ability to compete in the digital promotions market;
•	our ability to obtain and increase the number of high quality coupons;
•	our ability to grow and maintain our relationships with retailers, including our ability to negotiate favorable data rights agreements with retailers;
•

changes in consumer behavior with respect to digital promotions and how consumers access digital coupons and our ability to develop applications that are widely accepted and generate revenues for CPGs, retailers and us;

•	the costs of investing, maintaining and enhancing our technology infrastructure;
•	the costs of developing new products, solutions and enhancements to our platform;

•	our ability to manage our growth, including scaling Retailer iQ, developing and growing our Media, Audience and Analytics Cloud platforms;
•	the success of our sales and marketing efforts;
•	the costs of acquiring new companies which we anticipate will help us grow our business;
•	the costs of successfully integrating acquired companies and employees into our operations, including costs related to the integration of Ahalogy, Elevaate and SavingStar;
•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•	our ability to deal effectively with fraudulent transactions or customer disputes;
•	the attraction and retention of qualified employees and key personnel, which can be affected by changes in U.S. immigration policies;
•	the effectiveness of our internal controls;
•	increased legal, accounting and compliance costs associated with complying with Section 404 of the Sarbanes-Oxley Act (“SOX”); and
•	changes in accounting rules, tax laws or interpretations thereof.

The effects of these factors individually or in combination could cause our quarterly and annual operating results to fluctuate, and affect our ability to forecast those results and our ability to achieve those forecasts. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet or exceeding the expectations of our investors or financial analysts for any period. In addition, we may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on predictions of our management, which are necessarily uncertain in nature. The guidance provided depends on our prediction of CPG marketing budgets which can fluctuate greatly and are beyond our control.  Our guidance may vary materially from actual results. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below or above the expectations of our investors or financial analysts, or below or above any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below or above the expectations of analysts or investors, the price of our common stock could decline or increase substantially. Such a stock price decline or increase could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert our management’s attention and resources. If we exceed our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but exceed analyst or investor expectations, our stock price could increase.

If the distribution fees that we pay as a percentage of our revenues increase, our gross profit and business will be harmed.

When we deliver promotions or media on a retailer’s receipt, website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid or guaranteed prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, certain prepaid or guaranteed distribution fees with some of the retailers will not be recoverable and the distribution fee will increase as a percentage of revenue. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retail partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. At December 31, 2018, we had no prepaid non-refundable payments with our Retailer iQ partners.

Our gross margins are dependent on many factors, some of which are not directly controlled by us.

The factors potentially affecting our gross margins include:

•	our product mix since we have significant variations in our gross margin among products. Any substantial change in product mix could change our gross margin,
•

evolving fee arrangements with CPGs, because as we continue to scale customers on Retailer iQ we will continue to experiment with various fee arrangements which might have an impact on our gross margins;

•	evolving fee arrangements with retailers, because as we expand our product offerings we have also expanded distribution fee arrangements with retailers which might have an impact on our gross margins;
•	success of our pricing strategies, including our ROI-based pricing strategy and service package pricing strategy;
•	growth and expansion of our lower-margin media products, including programmatic ads delivered through third-party ad-tech partners and publishers; and
•	pricing and acceptance of higher-margin new products.

For instance, during the past 12 months we have seen pressure on our gross margin which we principally attribute to the factors described above and we expect this pressure to continue as our growth strategy evolve and our product mix continues to change.

If we fail to maintain and expand the use by consumers of digital coupons on our platforms, our revenues and business will be harmed.

We must continue to maintain and expand the use by consumers of digital coupons in order to increase the attractiveness of our platforms to CPGs and retailers and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of relevant and high quality digital coupons, or that the usage of digital coupons is easy and convenient through our platforms, we may not be able to attract or retain consumers on our platforms. If we are unable to maintain and expand the use by consumers of digital coupons on our platforms, including through our software-free print solution, our retail partners properties, our white label customer relationship management solutions, and Coupons.com and Shopmium mobile application, or if we do not do so to a greater extent than our competitors, CPGs may find that offering digital promotions on our platforms do not reach consumers with the scale and effectiveness that is compelling to them. Likewise, if retailers find that using our platforms, including Retailer iQ, does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, then the revenues we generate may not increase to the extent we expect or may decrease. Any of these could adversely affect our operating results.

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

Web usage and the consumption of digital content are increasingly shifting from desktop to mobile platforms such as smartphones. The growth of our business depends in part on our ability to drive engagement, activation and shopping behavior for our retailers and CPGs through these mobile channels. Our success on mobile platforms will be dependent on our interoperability with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our functionality, ease of convenience or that give preferential treatment to competitive services could adversely affect usage of our services through mobile devices.

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

We expect competition in digital promotions and media to continue to increase. The market for digital promotions and media is competitive, fragmented and rapidly changing. We compete against a variety of companies with respect to different aspects of our business, including:

•

offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupon promotions and discounts on products and services in free standing inserts or other forms, including Valassis Communications, Inc., News America Marketing Interactive, Inc. and Catalina Marketing Corporation;

•

providers of digital coupons such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire, News traditional America Marketing’s SmartSource., Inmar, You Technology, and companies that offer coupon codes such as RetailMeNot, Inc., Groupon, Inc., Exponential Interactive, Inc.’s TechBargains.com, Savings.com, Inc., Honey Science Corporation and Ebates Performance Marketing, Inc., companies that offer cash back solutions such as iBotta, Inc., and News America Marketing’s Checkout 51, and companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases;

•	Internet sites and blogs that are focused on specific communities or interests that offer coupons or discount arrangements related to such communities or interests;
•	companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corp.; and
•	companies offering CPG and retail digital media services, such as Triad Media Inc. and Criteo.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•	scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
•	ability to attract consumers to use digital coupons delivered by it;
•	platform security, scalability, reliability and availability;
•	integration with retailer applications, point of sales systems, and consumer channels;
•	access to retailer data;
•	measurement that demonstrates the effectiveness of campaigns;
•	quality of tools, reporting and analytics for planning, development and optimization of promotions;
•	number of channels by which a company engages with consumers;
•	integration of products and solutions;
•	rapid deployment of products and services for customers;
•	breadth, quality and relevance of the Company’s digital promotions including coupons;
•	ability to deliver high quality and increasing number of digital coupons that are widely available and easy to use in consumers’ preferred form;
•	brand recognition and reputation;
•	breadth and expertise of the Company’s sales organization; and
•	skill and expertise of the Company’s operations organization.

We are subject to competition from large, well-established companies which have significantly greater financial, marketing and other resources than we do and have offerings that compete with our platform or may choose to offer digital promotions as an add-on to their core business on their own or in partnership with one of our competitors that would directly compete with ours. Many of our larger actual and potential competitors have the resources to significantly change the nature of the digital promotions industry to their advantage, which could materially disadvantage us. For example, Google and Facebook and online retailers such as Amazon have highly trafficked industry platforms which they have leveraged, or could leverage, to distribute digital coupons or other digital promotions and media that could negatively affect our business. In addition, these potential competitors may have greater access to first-party data, be able to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to attract more consumers and, as a result, more CPGs and retailers, or generate revenues more effectively than we do. Our competitors may offer digital coupons or targeted media campaigns that are similar to the digital coupons and targeted media campaigns we offer or that achieve greater market acceptance than those we offer. We are also subject to competition from smaller companies that launch similar or new products and services that we do not offer and that could gain market acceptance.

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

We may face competition from companies we do not yet know about. If existing or new companies develop, market or offer competitive digital coupon solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. On December 18, 2018, Inmar announced that it would acquire Kroger’s subsidiary You Technology and enter into a long-term strategic relationship with Kroger. Should the Inmar transaction close, it could adversely affect our current distribution of digital promotions through You Technology to Kroger shoppers and the Company could be harmed.

The success and scale of Retailer iQ depends, in part, on the level of commitment and support by retailers.

If retailers do not commit sufficient time, resources and funds towards the marketing of digital promotions and programs on Retailer iQ, the growth and scale of Retailer iQ and its penetration into the consumer market will be adversely affected. The success of Retailer iQ requires integration with a retailer’s point of sales system, loyalty programs and consumer channels. This integration requires time and effort from both the retailer and ourselves, which also involves our working with third-party systems and solutions, some of whom may be our competitors. In addition, the success of Retailer iQ requires increased consumer adoption which requires significant support from retailers, this support includes marketing of Retailer iQ to consumers, providing technical support to consumers, and retailers satisfaction of increased and complex data privacy regulations to obtain consumer consent.

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

•

the need to integrate operations across different geographies, cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;

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

We have significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Through acquisitions we have added four additional offices within the last two years.  Such expansion increases the complexity of our business and places significant demands on our management, operations, technical performance, financial resources and internal control over financial reporting functions. Continued growth could strain our ability to deliver digital promotions and media on our platform, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. Failure to manage our expansion may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.

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

If we do not effectively grow and train our sales and operations teams, we may be unable to grow our business with CPGs and retailers and our business will be adversely affected.

We continue to be dependent on our sales team to obtain new CPGs and retailers and to drive sales from our existing CPGs and retailers. We also continue to be dependent on our operations team to execute and provide support to our new and existing CPGs and retailers. We believe that there is significant competition for sales and operations personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales and operations personnel to support our growth. New hires require significant training and it may take time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, if we continue to grow rapidly, a large percentage of our sales and operations teams will be new to the Company and our solution. If (i) we are unable to hire and train sufficient numbers of effective sales and operations personnel, (ii) the sales personnel are not successful in obtaining new CPGs and retailers or increasing sales to our existing CPGs and retailers or (iii) the operations personnel are not successful in executing and supporting our new and existing CPGs and retailers, our business will be adversely affected.

Our sales cycle with CPGs and retailers is long and unpredictable and may require us to incur expenses before executing or renewing a customer agreement, which makes it difficult to project when, if at all, we will obtain new CPGs and retailers, or renew customer agreements with existing CPG customers and retail partners, and when we will generate additional revenues.

We market our services and products directly to CPGs and retailers. New CPG and retailer relationships typically take time to obtain and finalize. Existing CPG and retailer relationships may change and take time to re-establish due to market consolidation and personnel changes. A significant time period may pass between selection of our services and products by key decision-makers and the signing of a contract. The length of time between the initial sales call and the realization of a final contract is difficult to predict. As a result, it is difficult to predict when we will obtain new CPGs and retailers and when performance and delivery of services will be initiated with these potential CPGs and retailers. In addition, our customers typically have no obligation to renew their agreements with us after their initial term, and in order for us to maintain or improve our results of operations, it is important that our customers renew their agreements with us when the initial term expires. As part of our sales and renewal cycle, we may incur significant expenses before executing or renewing a definitive agreement with a prospective or existing CPG or retailer and before we are able to generate any revenues from such agreement or renewal. If conditions in the marketplace generally or with a specific prospective CPG or retailer change negatively, it is possible that no definitive agreement will be executed or renewed, and we will be unable to recover any expenses incurred before a definitive agreement is executed or renewed, which would in turn have an adverse effect on our business, financial condition and results of operations.

Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms, including our websites, mobile applications and Retailer iQ platform, and any significant disruption in service could result in a loss of CPGs, retailers and consumers.

We deliver digital coupons via our platforms, including over our websites and mobile applications, as well as through those of our CPGs and retailers and our publishers and other third parties. Our reputation and ability to acquire, retain and serve CPGs and retailers, as well as consumers who use digital coupons or view media on our platforms are dependent upon the reliable performance of our platforms. As the number of our CPG customers, retailers and consumers and the number of digital promotions and information shared through our platforms continue to grow, we will need an increasing amount of network capacity and computing power. Our technology infrastructure is hosted across two data centers in co-location facilities in California and Nevada. In addition, we use two other co-location facilities in California and Virginia to host our Retailer iQ platform. We have spent and expect to continue to spend substantial amounts in our data centers and equipment and related network infrastructure to handle the traffic on our platform. The operation of these systems is expensive and complex and could result in operational failures. In the event that the number of transactions or the amount of traffic on our platforms grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems or service disruptions, whether due to system failures, computer viruses, malware, ransomware, denial of service attacks, attempts to degrade or disrupt services, or physical or electronic break-ins, could affect the security or availability of our websites and platform, and prevent CPGs, retailers or consumers from accessing our platform. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential CPGs, retailers and consumers, which could harm our operating results and financial condition.

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

Our ability to provide services to consumers depends on our ability to communicate with CPGs, retailers and customers through the public Internet and electronic networks that are owned and operated by third parties. Our products and services also depend on the ability of our users to access the public Internet. In addition, in order to provide services promptly, our computer equipment and network servers must be functional 24 hours per day, which requires access to telecommunications facilities managed by third parties and the availability of electricity, which we do not control. A severe disruption of one or more of these networks, including as a result of utility or third-party system interruptions, could impair our ability to process information, which could impede our ability to provide digital promotions and media to consumers, harm our reputation, result in a loss of customers or CPGs and retailers and adversely affect our business and operating results.

If our security measures or information we collect and maintain are compromised or publicly exposed, CPGs, retailers and consumers may curtail or stop using our platforms.

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

Digital coupons are issued in the form of redeemable coupons, coupon codes with unique identifiers or cash-back rebates. It is possible that third parties may create counterfeit digital coupons or coupon codes or exceed print or use limits in order to fraudulently or improperly claim discounts or credits for redemption. It is also possible that third parties may fraudulently or improperly claim cash-back rebates causing us to pay out cash that we are not able to get reimbursement from our customers. It is possible that individuals will circumvent our anti-fraud systems using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract. Further, we may not detect any of these unauthorized activities in a timely manner. Third parties who succeed in circumventing our anti-fraud systems may sell the fraudulent or fraudulently obtained digital coupons on social networks, which would damage our brand and relationships with CPGs and harm our business. Legal measures we take or attempt to take against these third parties may be costly and may not be ultimately successful. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse CPGs and retailers for any funds stolen or revenues lost as a result of such breaches. Our CPGs and retailers could also request reimbursement, or stop using digital coupons, if they are affected by buyer fraud or other types of fraud. We may incur significant losses from fraud and counterfeit digital coupons. If our anti-fraud technical and legal measures do not succeed, our business may suffer.

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

We and our service providers are subject to a variety of federal, state and international laws, regulations and industry standards regarding privacy, data protection, data security, marketing and consumer protection, which address the collection, storing, sharing, using, processing, disclosure and protection of data relating to individuals, as well as the tracking of consumer behavior and other consumer data. We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing and may be subject to differing interpretations, costly to comply with or inconsistent among jurisdictions. For example, the Federal Trade Commission, or the FTC, expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use, disclosure, and storage of consumer information, and establish principles relating to notice, consent, access and data integrity and security. The laws and regulations in many foreign countries relating to privacy, data protection, data security, marketing and consumer protection often are more restrictive than in the United States, and may in some cases be interpreted to have a greater scope. Additionally, the laws, regulations and industry standards, both foreign and domestic, relating to privacy, data protection, data security, marketing and consumer protection are dynamic and may be expanded or replaced by new laws, regulations or industry standards. For example, on June 28, 2018 California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), the directives of which will become operative on January 1, 2020; the CCPA has already been amended once and grants consumers new rights with respect to their personal information. We believe our policies and practices comply in material respects with applicable privacy, data protection, data security, marketing and consumer protection guidelines, laws and regulations. However, if our belief is incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information or implement new safeguards to help our consumers manage our use of their information, among other changes.

Various industry standards on privacy and data security have been developed and are expected to continue to develop, which may be adopted by industry participants at any time. We are subject to the terms of our privacy policies and obligations to third parties relating to privacy, data protection and data security, including contractual obligations relating to privacy rights, data protection, data use and data security measures. We are also required, under certain regulatory regimes and industry standards, to contractually require our service providers to meet certain privacy and security requirements. Certain of our solutions, including Quotient Promotions, Media, Audience and Analytics Cloud platforms and solutions depend in part on our ability to use data that we obtain in connection with our offerings, and our ability to use this data may be subject to restrictions in our commercial agreements and subject to the privacy policies of the entities that provide us with this data. Our failure to adhere to these third-party restrictions on data use may result in claims, proceedings or actions against us by our business counterparties or other parties, or other liabilities, including loss of business, reputational damage, and remediation costs, which could adversely affect our business.

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

With respect to personal data transfers from the European Economic Area, or EEA, we have previously relied on compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the EU and Switzerland, which legitimized the transfer of personally identifiable information by U.S. companies doing business in Europe from the EEA and Switzerland to the U.S. In October 2015, a decision of the Court of Justice of the European Union, or CECJ, deemed the U.S.-EU Safe Harbor Framework an invalid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. U.S. and EU authorities reached a political agreement in February 2016 regarding a new means for legitimizing personal data transfers from the EEA to the U.S., the EU-U.S. Privacy Shield. However, this framework is subject to an annual review that could result in changes to its framework and is being  challenged by national regulators and private parties. We have engaged in certain actions in an effort to legitimize our transfers of personal data from Europe to the U.S., and we anticipate engaging in additional activities in an effort to do so going forward. However, some of the transfer mechanisms on which we are relaying to legitimate the transfer of data outside of the EEA, such as standard Model Contractual Clauses (MCCs), have been subjected to regulatory and judicial scrutiny. Thus, while we have engaged in significant efforts to implement and maintain appropriate mechanisms to transfer data outside the EEA, if one or more of these mechanism is invalidated, we may become unsuccessful in establishing legitimate means of transferring all personal data from Europe to the U.S., we may experience reluctance or refusal by European consumers, retailers or CPGs to continue to use our solutions due to the potential risk exposure to such individuals and organizations  and we and our CPG and retail partners may be at risk of enforcement actions taken by an European data protection authority until we ensure that all applicable data transfers to us from the EEA and Switzerland are legitimized. In addition, the EU General Data Protection Regulation, or GDPR became effective in May 2018 and supersedes the 1995 EU Data Protection Directive, and includes more stringent operational requirements for processors and controllers of personal data, including payment card information, create additional rights for data subjects and impose significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. Additionally, in June 2016, United Kingdom voters approved an exit from the EU, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the EU by April 2019.  While the Data Protection Act of 2018, that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our US operations and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data.

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

Unfavorable publicity or consumer perception of our websites, platforms, practices or service offerings, or the offerings of our CPGs and retailers, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenues and a negative impact on the number of CPGs and retailers we feature and our user base, the loyalty of our consumers and the number and variety of digital coupons we offer. As a result, our business could be harmed.

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

We currently generate almost all of our revenues from the United States. We also operate to a limited extent in the United Kingdom, France and other countries in Europe. Many CPGs and retailers on our platforms have global operations and we plan to grow our operations and offerings through expansion in existing international markets and by partnering with our CPGs and retailers to enter new geographies that are important to them. Further expansion into international markets will require management attention and resources and we have limited experience entering new geographic markets. Entering new foreign markets will require us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our business model. In some countries, we will compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. As we expand internationally, we will be subject to risks of doing business internationally, including the following:

•	competition with strong local competitors and preference for local providers, or foreign companies entering the same markets;
•	the cost and resources required to localize our platforms;
•

burdens of complying with a wide variety of different laws and regulations, including intellectual property laws and regulation of digital coupons and media, Internet services, privacy and data protection, marketing and consumer protection laws, anti-competition regulations and different liability standards, which may limit or prevent us from offering of our solutions in some jurisdictions or limit our ability to enforce contractual obligations;

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

Changes in the U.S. taxation of international activities may increase our worldwide effective tax rate and harm our financial condition and results of operations. The taxing authorities of the jurisdictions in which we plan to operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations. Significant judgment will be required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there will be many transactions and calculations for which the ultimate tax determination is uncertain. As we expand our business to operate in numerous taxing jurisdictions, the application of tax laws may be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In the United States, legislation commonly known as the Tax Cuts and Jobs Act (referred to herein as the “Tax Act”) was enacted on December 22, 2017, which included a number of changes, such as a reduction in the corporate tax rate, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 and provided for the transition of U.S. international taxation from a worldwide tax system to a territorial system. These changes, or future changes in tax laws applicable to us, could materially increase our future income tax expense.

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

Our use of and reliance on international research and development resources and operations may expose us to unanticipated costs or events.

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

State and foreign laws regulating money transmission could impact our cash-back applications.

Many states and certain foreign jurisdictions impose license and registration obligations on those companies engaged in the business of money transmission, with varying definitions of what constitutes money transmission. If our cash-back applications were to subject us to any applicable state or foreign laws, it could subject us to increased compliance costs and delay our ability to offer this product in certain jurisdictions pending receipt of any necessary licenses or registrations. If we need to make product and operational changes in light of these laws, the growth and adoption of these products may be adversely impacted, and our revenues may be harmed.

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

In the event the conditional conversion feature of the notes is triggered, holders of the notes will be entitled to convert their notes at any time during specified periods at their option. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. If one or more holders elect to convert their notes, (unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)), we intend to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

The price of our common stock may change in response to variations in our operating results and also may change in response to other factors, including factors specific to technology companies, many of which are beyond our control. As a result, our stock price may experience significant volatility. Among other factors that could affect our stock price are:

•	the financial projections that we or analysts may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections;
•	actual or anticipated changes or fluctuations in our results of operations;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	addition or loss of significant customers or commercial business partners;
•	price and volume fluctuations in the overall stock market from time to time;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	success of competitive products or services;
•	the public’s response to press releases or other public announcements by us or others, including our filings with the SEC;
•	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;
•	announcements relating to litigation;
•	speculation about our business in the press or the investment community;
•	reports, guidance and ratings issued by securities or industry analysts;
•	future sales of our common stock by our significant stockholders, officers and directors;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	our entry into new markets;
•	regulatory developments in the United States or foreign countries;
•	strategic actions by us or our competitors, such as acquisitions or restructurings; and
•	changes in accounting principles.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 94,995,211 shares of common stock outstanding as of December 31, 2018, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

Our equity incentive plans allow us to issue, among other things, stock options, restricted stock and restricted stock units and we have filed a registration statement under the Securities Act to cover the issuance of shares upon the exercise or vesting of awards granted under those plans.

The concentration of our common stock ownership with our executive officers, directors and owners of 5% or more of our outstanding common stock will limit your ability to influence corporate matters.

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 51% of our outstanding common stock, based on the number of shares outstanding as of December 31, 2018. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our Board of Directors has approved share repurchase programs for us to repurchase shares of our stock. In April 2018, our Board of Directors authorized a one-year share repurchase program (“2018 Program”) for us to repurchase up to $100.0 million of our common stock from May 2018 through May 2019. During May 2018, the active repurchase program at that time expired. During the year ended December 31, 2018, we repurchased and retired 1,264,053 shares of our common stock for an aggregate of $15.8 million. As of December 31, 2018, $84.2 million remained available for repurchases under the 2018 Program. Stock repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases may be made in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Act.  The 2018 Program is discretionary, and we may suspend, modify or terminate the 2018 Program at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting as we lost our status as an “emerging growth company,” as defined in the JOBS Act, effective December 31, 2018. We lost our status and are considered a large accelerated filer as the aggregate market value of our common equity held by our non-affiliates exceeded the $700 million threshold when measured as of the last business day of the end of our second quarter of 2018. If our independent registered public accounting firm concludes that our internal control over financial reporting is not effective, it may issue an adverse report.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the price of our common stock.

Effective December 31, 2018, we are no longer an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” will no longer apply, which will increase our costs as a public company and demands on management.

Effective December 31, 2018 we are no longer an “emerging growth company” as defined in the JOBS Act.   As such, we will incur significant additional expenses that we did not previously incur in complying with the SOX and rules implemented by the SEC. The cost of compliance with Section 404 of SOX (“Section 404”) has required and will continue to require us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.  Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In addition, we have previously taken advantage of the JOBS Act reduced disclosure requirements applicable to "emerging growth companies" regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation. We are no longer eligible for such reduced disclosure requirements and exemptions and as such, we will be required to hold a say-on-pay vote and a say-on-frequency vote at our 2019 annual meeting of stockholders. We expect that the increased disclosure requirements will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

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

Our principal executive office is located in Mountain View, California, totaling approximately 42,000 square feet under lease expiring December 2020. We have additional principal office space in Cincinnati, Ohio that includes two spaces totaling approximately 42,000 square feet under leases expiring from November 2023 to June 2024. We maintain additional leased spaces in Marina Del Rey, California, Pleasanton, California, New York, New York, Boston, Massachusetts, Bangalore, India, Paris, France, and London, United Kingdom. We believe our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

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

Holders

As of February 25, 2019, there were 56 holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

The following is a summary of stock repurchases for each month during the fourth quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1 - 31, 2018	—	$—	—	$89,100,000
November 1 - 30, 2018	—	—	—	89,100,000
December 1 - 31, 2018	456,282	10.64	456,282	84,200,000
	456,282	$10.64	456,282	$84,200,000

(1)

In April 2018, the Company’s Board of Directors authorized the 2018 Program to repurchase up to $100.0 million of the Company’s common stock for a one-year duration from May 2018 through May 2019. During the fourth quarter ended December 31, 2018, the Company repurchased and retired 456,282 shares of its common stock for an aggregate of $4.9 million. As of December 31, 2018, $84.2 million remained available under the 2018 Program.

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

	Base	INDEXED RETURNS
	Period	Quarter Ending
Company / Index	3/7/2014	Q1'14	Q2'14	Q3'14	Q4'14	Q1'15	Q2'15	Q3'15	Q4'15
Quotient Technology Inc.	$100	$82	$88	$40	$59	$39	$36	$30	$23
Russell 3000 Index	$100	$99	$104	$103	$108	$110	$109	$101	$107
S&P North American Technology Sector Index	$100	$98	$103	$106	$110	$111	$112	$108	$119

Company / Index	Q1'16	Q2'16	Q3'16	Q4'16	Q1'17	Q2'17	Q3'17	Q4'17	Q1'18	Q2'18	Q3'18	Q4'18
Quotient Technology Inc.	$35	$45	$44	$36	$32	$38	$52	$39	$44	$44	$52	$36
Russell 3000 Index	$107	$109	$113	$118	$124	$127	$132	$140	$138	$143	$153	$130
S&P North American Technology Sector Index	$120	$119	$134	$134	$150	$156	$168	$182	$194	$209	$227	$186

Unregistered Sales of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Revenues	$386,958	$322,115	$275,190	$237,309	$221,761
Costs and expenses:
Cost of revenues (1)	206,230	140,752	114,870	92,203	86,186
Sales and marketing (1)	90,086	92,833	92,596	92,454	78,865
Research and development (1)	46,873	50,009	50,503	48,367	49,583
General and administrative (1)	49,805	48,124	43,404	34,833	33,392
Change in fair value of escrowed shares and contingent consideration, net	13,190	5,515	(6,450)	1,231	(5,741)
Total costs and expenses	406,184	337,233	294,923	269,088	242,285
Loss from operations	(19,226)	(15,118)	(19,733)	(31,779)	(20,524)
Interest expense	(13,411)	(1,589)	—	(290)	(922)
Gain on sale of a right to use a web domain name	—	—	—	4,800	—
Other income (expense), net	4,801	928	495	(22)	(72)
Loss before income taxes	(27,836)	(15,779)	(19,238)	(27,291)	(21,518)
Provision for (benefit from) income taxes	482	(702)	241	(561)	1,926
Net loss	$(28,318)	$(15,077)	$(19,479)	$(26,730)	$(23,444)
Net loss per share, basic and diluted	$(0.30)	$(0.17)	$(0.23)	$(0.32)	$(0.35)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	93,676	89,505	84,157	82,807	67,828

(1) The stock-based compensation expense included above was as follows:
	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenues	$2,315	$2,000	$1,821	$1,728	$3,086
Sales and marketing	6,596	6,621	5,776	10,658	9,464
Research and development	6,137	7,949	7,286	9,680	11,536
General and administrative	16,338	15,682	13,403	10,280	11,424
Total stock-based compensation	$31,386	$32,252	$28,286	$32,346	$35,510

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term investments	$322,766	$394,537	$175,346	$159,947	$201,075
Working capital	352,810	404,145	207,694	177,547	204,837
Property and equipment, net	15,579	16,610	16,376	25,128	25,399
Total assets	662,353	629,075	362,756	321,071	331,807
Deferred revenues	8,686	6,276	6,856	7,342	6,219
Debt obligations	—	—	—	—	7,500
Convertible senior notes, net	155,719	145,821	—	—	—
Total liabilities	282,266	231,034	51,007	55,581	54,919
Total stockholder's equity	$380,087	$398,041	$311,749	$265,490	$276,888

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Quotient Technology Inc. is an industry leading digital marketing company, providing technology and services that power integrated digital promotions and media programs for consumer packaged goods (“CPG”s) brands and retailers. These programs are delivered across our network, including our flagship consumer brand Coupons.com and our retail partners’ properties. This network provides Quotient with proprietary and licensed data, including online behavior, purchase intent, and retailers’ in-store point-of-sale (“POS”) shopper data, to target shoppers with the most relevant digital coupons and ads. Customers and partners use Quotient to influence shoppers via digital channels, integrate marketing and merchandising programs, and leverage shopper data and insights to drive measurable sales results.

For our retail partners, we provide a digital platform, Retailer iQ, to directly engage with shoppers across their websites, mobile, ecommerce, and social channels. This platform is generally co-branded or white-labeled through retailers’ savings or loyalty programs and uses shopper data to deliver relevant digital promotions from brand marketers and retailers to shoppers.

Our network is made up of three constituencies: over 2,000 brands from approximately 700 CPGs; retail partners across multiple classes of trade such as grocery retailers, drug, dollar, club, and mass merchandise channels; and consumers visiting our web, mobile properties, social channels, as well as those of our CPG and retailer partners.

We primarily generate revenue by providing digital coupons and media solutions to our customers and partners.

We generate revenue from promotions, in which CPGs pay us to deliver coupons to consumers through our network of publishers and retail partners. Each time a coupon is activated through our platform or, in some cases, redeemed, we are generally paid a fee. Activation of a digital coupon can include: saving it to a retailer loyalty account or printing it for physical redemption at a retailer.

As our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers, which may impact how we monetize transactions. For example, we are continuing to experiment with ROI-based pricing strategies and service packages, some of which require us to receive fees upon redemption of digital coupons rather than activation, as further discussed below in “Risk Factors”.

Promotion revenues also include our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, a transaction occurs and a distribution fee is generally paid to us.

We also generate revenues from digital media in which CPGs, retailers, and advertising agencies, use our platform to deliver digital advertising. Using our proprietary data and shopper data from our retail partners, we target audiences with digital ad campaigns. These ads are delivered to shoppers through our network, including our websites and mobile apps, as well as those of our publishers, retailers and other third parties. Campaigns are measured based on optimization and performance, attributing digital ad campaigns to in-store purchases in near real time. In 2018, we acquired Ahalogy, an influencer marketing platform, and Elevaate, a sponsored search technology platform for our retail partners and CPG customers. Our media solutions, including the solutions we acquired from Ahalogy and Elevaate, help serve our customers and partners’ needs as they shift more of their marketing dollars to digital.

We generally pay a distribution fee to retailers and publishers for activation or redemption of a digital promotion, for media campaigns, and for use of data for targeting or measurement. We also pay a fee to third-party publishers for traffic acquisition, which consists of delivering campaigns on certain networks or sites. These distribution and third-party service fees are included in our cost of revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

Our operating expenses may increase in the future as we continue to (1) invest in (i) research and development to enhance our platform and investments in newer product offerings; (ii) sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers; and; (iii) corporate infrastructure; (2) amortize expenses related to intangibles assets associated with acquisitions and other strategic acquisitions and partnerships; and (3) remeasure contingent consideration related to acquisitions.

For 2018, 2017 and 2016, our revenues were $387.0 million, $322.1 million, and $275.2 million, respectively. Our net loss for 2018, 2017 and 2016 was $28.3 million, $15.1 million, and $19.5 million, respectively.

Seasonality

Some of the Company’s products experience seasonal sales and buying patterns mirroring those in the CPG, retail, advertising, and e-commerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of the Company’s fiscal year. Seasonality may also be affected by CPG annual budget cycles, as some large CPGs have fiscal years ending in June. We believe that this seasonality pattern has affected, and will continue to affect, our business and the associated revenues during the first half and second half of our fiscal year. We recognized 54%, 54% and 52% of our annual revenue during the second half of 2018, 2017 and 2016, respectively.

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

Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense, income taxes, other (income) expense net, one-time charge for certain distribution fees, change in fair value of escrowed shares and contingent consideration, net, charges related to Enterprise Resource Planning (“ERP”) software implementation costs, certain acquisition related costs and restructuring charges. We exclude certain items because we believe that these costs (benefits) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to contribute to a meaningful evaluation of our current or past operating performance.

We define a “transaction” as any action that generates revenue, directly or indirectly, including per item transaction fees, such as, coupon activation fees and coupon redemption fees, volume-based fixed fees and revenue sharing. Transactions continue to exclude retailer offers that generate no direct revenue. Transactions indirectly generate revenue when the action is not paid for on a per item basis, but is part of an agreement which generates revenue for offer services; for example, transactions after a fixed fee cap has been reached would be included in our definition. This definition of transaction does not impact the number of transactions reported in prior filings. While the number of transactions on our platform has been an important indicator of our ability to grow our revenues historically, as our business continues to evolve with the shift to digital paperless and we experiment with different pricing models to monetize transactions, we believe transaction volume on our platform will become a less predictive indicator of future operating performance. We plan to discontinue providing the number of transactions after the first quarter of 2019, as it no longer is indicative of the health of the business.

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net loss	$(28,318)	$(15,077)	$(19,479)
Adjusted EBITDA	57,612	47,040	32,476
Transactions	3,876,093	3,546,294	2,445,455

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
•

Adjusted EBITDA also does not include the effects of stock-based compensation, amortization of acquired intangible assets, one-time charge for certain distribution fees, charges related to ERP software implementation costs, net change in fair value of escrowed shares and contingent consideration, interest expense, other (income) expense, net, provision for (benefit from) income taxes, certain acquisition related costs and restructuring charges; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net loss	$(28,318)	$(15,077)	$(19,479)
Adjustments:
Stock-based compensation	31,386	32,252	28,286
Depreciation, amortization and other (1)	32,262	24,391	22,938
One-time charge for certain distribution fees	—	—	7,435
Change in fair value of escrowed shares and contingent consideration, net	13,190	5,515	(6,450)
Interest expense	13,411	1,589	—
Other (income) expense, net	(4,801)	(928)	(495)
Provision for (benefit from) income taxes	482	(702)	241
Total adjustments	$85,930	$62,117	$51,955

Adjusted EBITDA	$57,612	$47,040	$32,476

(1)

For the year ended December 31, 2018, Other includes certain acquisition related costs of $2.8 million and restructuring charges of $4.4 million. For the year ended December 31, 2017, Other includes certain acquisition costs of $1.9 million, restructuring charges of $3.4 million, and ERP software implementation costs related to service agreements of $1.2 million. Acquisition related costs primarily include diligence, accounting, and legal expenses incurred related to certain acquisitions and certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period. Restructuring charges relates to facility exit costs and severance for impacted employees.

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

Increasing revenue from CPGs on our platform.    Our ability to grow our revenue in the future depends upon our ability to continue to increase revenues from existing and new CPGs on our platform through national brand coupons, targeted media and measurement, trade promotions, and increasing the number of brands that are using our platform within each CPG.

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

Ability to scale Retailer iQ and further integrate with Retailers.    Our ability to grow our revenues will depend upon our ability to continue to successfully implement and scale Retailer iQ and Retail Performance Media among retailers. If we are unable to continue to successfully maintain our Retailer iQ and Retail Performance Media partners, or if our retail partners do not provide sufficient support to our platforms, the growth in our revenues will be adversely affected. Our ability to grow our revenue in the future is also dependent upon our ability to further integrate digital promotions and media into retailers’ loyalty or POS systems and other channels so that CPGs and retailers can more effectively engage consumers and drive their own sales.

Growth of our consumer selection and digital offerings.    Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Retailer iQ, Retailer Performance Media, sponsored search, mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail, leverage our reach to consumers and the strength of our platform to broaden the selection and use of digital coupons by consumers, manage the transition from digital print coupons to digital paperless coupons as well as the transition from desktop to mobile platforms, and invest in solutions around our data and analytic capabilities, referred to as Quotient Analytics Cloud and Quotient Audience Cloud, for CPGs and retailers.

International Growth and Acquisitions.   Our ability to grow our revenues will also depend on our ability to grow our operations and offerings in existing international markets and expand our business through selective acquisitions, similar to our acquisitions of Ahalogy, Crisp, Elevaate, SavingStar, and Shopmium and their integration with the core business of the Company.

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

Coupons.    We generate revenues, as consumers select, activate, or redeem a coupon through our platform by either saving it to a retailer loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. Coupon setup fees relates to the creation of digital coupons and set up of the underlying campaign on our proprietary platform for tracking of related activations or redemptions. We recognize revenues related to coupon setup fees over time, proportionally, on a per transaction basis, using the number of authorized transactions per insertion order, commencing on the date of the first coupon transaction. Coupon transaction fees are generally determined on a per unit activation or per redemption basis, and are generally billed monthly. Insertion orders generally include a limit on the number of activations, or times consumers may select a coupon.

Coupon Codes.     We generally generate revenues when a consumer makes a purchase using a coupon code from our platform and completion of the order is reported to us. This leads to a transaction, and a distribution fee is generally paid to us. In the same period that we recognize revenues for the delivery of coupon codes, we also estimate and record a reserve, based upon historical experience, to provide for end-user cancelations or product returns which may not be reported until a subsequent date.

Digital Media.    Our media services enable CPGs and retailers to distribute digital media to promote their brands and products on our websites, and mobile apps, and through a network of affiliate publishers and non-publisher third parties that display our media offerings on their websites or mobile apps. Revenue is generally recognized each time a digital media ad is displayed or each time a user clicks on the media ad displayed on the Company’s websites, mobile apps or on third party websites. Media pricing is generally determined on a per campaign, impression or per click basis and are generally billed monthly.

Cost of Revenues

Cost of revenues includes the costs resulting from distribution fees. If we deliver a digital coupon or media on a retailer’s website or mobile apps or through its loyalty program, or the website or mobile apps of a publisher, we generally pay a distribution fee to the retailers or publisher which is included in our cost of revenues. These costs are expensed as incurred. We generally do not pay a distribution fee for a coupon or code which is offered through the website of the CPG or retailer that is offering the coupon or coupon code. From time to time, we have entered into arrangements pursuant to which we have agreed to the payment of minimum distribution or other service fees that are included in our cost of revenues.

Cost of revenues also includes personnel compensation costs, depreciation and amortization expense of equipment, software and acquired intangible assets incurred on revenue producing technologies, amortization of certain exclusivity rights acquired under strategic partnerships, data center costs and third-party service fees including traffic acquisition costs and purchase of third-party data. Personnel costs related to costs of revenues include salaries, bonuses, stock-based compensation and employee benefits. These costs are primarily attributable to individuals maintaining our data centers and members of our network operations group, which initiates, sets up and delivers digital promotion and media campaigns. Cost of revenues also includes third-party service fees, including traffic acquisition costs, which consists of payments related to delivering campaigns on certain networks or sites. We capitalize costs related to software that is developed or obtained for internal use. Costs incurred in connection with internal software development for revenue producing technologies are capitalized and are amortized in cost of revenues over the internal use software’s useful life. The amortization of these costs begins when the internally developed software is ready for its intended use.

Operating Expenses

We classify our operating expenses primarily into three categories: sales and marketing, research and development and general and administrative. Our operating expenses consist primarily of personnel compensation costs and, to a lesser extent, professional fees and facilities expense. Personnel costs for each category of operating expenses generally include salaries, bonuses, stock-based compensation and employee benefits.

Sales and marketing.    Our sales and marketing expenses consist primarily of personnel compensation costs (including salaries and benefits, sales commissions, and stock-based compensation) provided to our sales and marketing personnel, brand marketing, amortization of acquired intangible asset costs associated with professional services, travel, trade shows and marketing materials. We expect to continue to invest in sales and marketing in order to support our growth and business objectives, while continuing to optimize our investment in promotional and advertising activities.

Research and development.    Our research and development expenses consist primarily of personnel compensation costs (including salaries and benefits, bonuses, and stock-based compensation) provided to our engineering personnel, costs of professional services associated with the ongoing development of new products and the enhancement of existing products; fees for design, testing, consulting, and other related services.

We believe that continued investment in technology is critical to attaining our strategic objectives. Our investment in research and development will be balanced with our continued operational and cost optimization efforts including headcount shift to low cost locations, as it provides us with the ability to invest in strategic areas, while managing growth in future periods.

General and administrative.    Our general and administrative expenses consist primarily of personnel compensation costs (including salaries and benefits, bonuses and stock-based compensation) provided to our executives, finance, legal, human resources, compliance and other administrative personnel, as well as facility costs and other related overheads; accounting, tax and legal professional services fees and other corporate expenses.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure to support our expected growth as well as additional compliance costs associated with being a public Company.

Change in fair value of escrowed shares and contingent consideration, net.    The change in fair value of escrowed shares relates to the acquisition of certain exclusivity rights under a services and data agreement whereby a certain amount of shares were issued and placed in escrow. Those shares are subject to re-measurement until they are released from escrow. The change in fair value of contingent consideration is due to the re-measurement contingent consideration liabilities resulting from acquisitions based on the expected achievement of certain financial metrics over each acquisition’s respective contingent consideration period.

Interest expense

Interest expense consists of cash coupon interest, accretion of debt discounts and issuance costs and primarily relates to our debt obligations under our convertible senior notes issued during the fourth quarter of 2017.

Other Income (Expense), Net

Other income (expense), net, includes interest income on short-term certificate of deposits and foreign currency exchange gains and losses.

Provision for (Benefit from) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. As of December 31, 2017, we recorded a provisional impact for the re-measurement of deferred taxes of $0.7 million as an income tax benefit. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $27.7 million, with a corresponding provisional valuation allowance of $28.4 million, resulting in a provisional income tax benefit of $0.7 million attributable to the re-measurement of certain indefinite lived deferred tax liabilities related to tax deductible goodwill.

The Tax Act’s new international rules, including Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), and Base Erosion Anti-Avoidance Tax (“BEAT”) are effective beginning in 2018. For year 2018, we have included these effects of the Tax Act in our 2018 financial statements and have concluded the impact will not be material. As of December 31, 2018, pursuant to SEC Staff Accounting Bulletin (“SAB”) 118 (regarding the application of ASC 740, Income Taxes (“ASC 740”) associated with the enactment of the Tax Act), we have completed our accounting under ASC 740 for the provisions of the Tax Act and no material adjustments were recorded.

We recorded provision for income taxes of $0.5 million for the year ended December 31, 2018, a benefit from income taxes $0.7 million for the year ended December 31, 2017, and a provision for income taxes of $0.2 million for the year ended December 31, 2016. The provision for income taxes for the year ended December 31, 2018 was primarily attributable to the impact of the indefinite lived deferred tax liabilities related to tax deductible goodwill, change in the geographical mix of earnings in foreign jurisdictions and state taxes. The benefit from income taxes for the year ended December 31, 2017 was primarily attributable to the provisional impact of the re-measurement of certain indefinite lived deferred tax liabilities related to tax deductible goodwill as a result of the Tax Act. The provision for income taxes for the year ended December 31, 2016 was primarily attributable to an increase in deferred tax liabilities associated with the change in fair value of contingent consideration from prior year acquisitions and a decrease in foreign income taxed at non-US tax rates.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented.

	Year Ended December 31,
	2018		2017		2016
	(in thousands, except percentages)
Revenues	$386,958	100.0%	$322,115	100.0%	$275,190	100.0%
Cost and expenses:
Cost of revenues	206,230	53.3%	140,752	43.7%	114,870	41.7%
Sales and marketing	90,086	23.3%	92,833	28.8%	92,596	33.6%
Research and development	46,873	12.1%	50,009	15.5%	50,503	18.4%
General and administrative	49,805	12.9%	48,124	14.9%	43,404	15.8%
Change in fair value of escrowed shares and contingent consideration, net	13,190	3.4%	5,515	1.7%	(6,450)	(2.3)%
Total costs and expenses	406,184	105.0%	337,233	104.6%	294,923	107.2%
Loss from operations	(19,226)	(5.0)%	(15,118)	(4.6)%	(19,733)	(7.2)%
Interest expense	(13,411)	(3.5)%	(1,589)	(0.5)%	—	(—)%
Other income (expense), net	4,801	1.2%	928	0.3%	495	0.2%
Loss before income taxes	(27,836)	(7.3)%	(15,779)	(4.8)%	(19,238)	(7.0)%
Provision for (benefit from) income taxes	482	0.1%	(702)	(0.2)%	241	0.1%
Net loss	$(28,318)	(7.4)%	$(15,077)	(4.6)%	$(19,479)	(7.1)%

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by type of services. The majority of the Company’s revenue is generated from sales in the United States.

	Year Ended December 31,			2017 to 2018		2016 to 2017
(in thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Promotion	$245,493	$237,184	$212,110	$8,309	4%	$25,074	12%
Media	141,465	84,931	63,080	56,534	67%	21,851	35%
Total revenue	$386,958	$322,115	$275,190	$64,843	20%	$46,925	17%

Revenues

	Year Ended December 31,			2017 to 2018		2016 to 2017
(in thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Revenues	$386,958	$322,115	$275,190	$64,843	20%	$46,925	17%

Revenues increased by $64.8 million, or 20%, during the year ended December 31, 2018, as compared to the same period in 2017. The increase was primarily due to growth in media revenue, including incremental revenue related to our acquisition of Ahalogy in the second quarter of 2018, and promotions driven by the continued growth of Retailer iQ transactions. During 2018, total transactions were 3.9 billion, as compared to 3.5 billion during 2017. Revenues generated from media campaigns represented 87% of the total year over year increase, with the balance of the increase driven by our revenues from promotion transactions. During 2018, revenues from promotion transactions and media were 63% and 37% of total revenues, respectively, as compared to 74% and 26% of total revenues, respectively, for 2017.

Revenues increased by $46.9 million, or 17%, during the year ended December 31, 2017, as compared to the same period in 2016. The increase was due to growth in promotions revenue driven by the continued growth of Retailer iQ transactions and increase in media revenues, which included revenues related to the Crisp acquisition. During 2017, total transactions were 3.5 billion, as compared to 2.4 billion during 2016. Revenues generated from promotion transactions represented 53% of the total year over year increase, with the balance of the increase driven by our revenues from media campaigns. During 2017, revenues from promotion transactions and media were 74% and 26% of total revenues, respectively, as compared to 77% and 23% of total revenues, respectively, for 2016.

We expect to see variability in our results quarter over quarter in the future as we continue to integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, and as we continue to manage digital print trends. We expect revenue growth in 2019 from increased media revenues as well as promotion revenues with anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Year Ended December 31,			2017 to 2018		2016 to 2017
(in thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Cost of revenues	$206,230	$140,752	$114,870	$65,478	47%	$25,882	23%
Gross profit	$180,728	$181,363	$160,320	$(635)	(0)%	$21,043	13%
Gross margin	47%	56%	58%

Cost of revenues for the year ended December 31, 2018 increased by $65.5 million, or 47%, as compared to the same period in 2017. The increase was primarily due to an increase of $51.5 million in distribution fees corresponding to a greater number of Retailer iQ transactions completed through our platform, as well as higher data and traffic acquisition costs for offsite media on non-owned-and-operated properties, an increase in amortization expense of $6.6 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, an increase in data center expenses of $2.5 million, an increase in compensation costs, including stock-based compensation of $2.8 million, an increase in overhead expenses related to facilities and infrastructure support of $1.7 million, and an increase in restructuring charges of $0.4 million.

Gross margin for the year ended December 31, 2018 decreased to 47% from 56%, as compared to the same period in 2017. The decrease was primarily due to the continued shift in our product mix as revenues from media, which have higher data and traffic acquisition costs related to offsite media, as a percentage of our total revenue continue to increase compared to our promotion revenue. The decrease is also attributable to an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platform.

Cost of revenues for the year ended December 31, 2017 increased by $25.9 million, or 23%, as compared to the same period in 2016. The increase was primarily due to an increase of $29.0 million in distribution fees as well as third-party services fees related to the Crisp acquisition, an increase in third-party media service fees of $5.9 million, an increase in amortization expense of $4.5 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, an increase in data center expenses of $2.5 million, and an increase in compensation costs, including stock-based compensation of $0.7 million, an increase in restructuring charges of $0.2 million primarily related to severance for the impacted employees, and an increase in other revenue related expenses of $0.3 million. These increases were partially offset by a decrease in amortization expense of $9.8 million associated with our Retailer iQ platform spend which was fully amortized, and the benefit from the non-recurring one-time charge of $7.4 million, recorded during the third quarter of 2016, associated with certain distribution fees under an arrangement with a retail partner.

Gross margin for the year ended December 31, 2017 decreased to 56%, as compared to 58% in the same period in 2016, primarily due to the continued shift in our product mix as well as an increase in distribution fees and third-party media service fees.

We expect the costs associated with distribution and third-party service fees to continue to increase in the future as we continue to expand and scale our distribution network and reach. As we continue to pursue opportunities to expand our business through selective acquisitions, we expect pressure on our gross margin as our growth strategy evolves and our product mix continues to change.

Sales and Marketing

	Year Ended December 31,			2017 to 2018		2016 to 2017
(in thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Sales and marketing	$90,086	$92,833	$92,596	$(2,747)	(3)%	$237	0%
Percent of revenues	23%	29%	34%

Sales and marketing expenses decreased by $2.7 million, or 3%, during the year ended December 31, 2018, as compared to the same period in 2017. The decrease was primarily the result of reduced spending in promotional and advertising costs of $9.8 million resulting from our expense management efforts, partially offset by an increase in compensation costs of $4.6 million from acquisitions and hiring additional employees to support our growth and business objectives, an increase in intangible asset amortization expense of $1.0 million related to our acquisitions, an increase in facilities expense of $0.9 million, and an increase in restructuring charges of $0.6 million due to severance for impacted employees.

Sales and marketing expenses increased by $0.2 million during the year ended December 31, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in compensation costs of $2.7 million, and an increase in restructuring costs of $0.4 million, partially offset by a reduction in promotional and advertising costs of $2.9 million.

Research and Development

	Year Ended December 31,			2017 to 2018		2016 to 2017
(in thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Research and development	$46,873	$50,009	$50,503	$(3,136)	(6)%	$(494)	(1)%
Percent of revenues	12%	16%	18%

Research and development expenses decreased by $3.1 million, or 6%, during the year ended December 31, 2018, as compared to the same period in 2017. The decrease was primarily due to a decrease in compensation costs of $4.1 million, a decrease in research and development support activities of $1.5 million, and a decrease in overhead expenses related to facilities and infrastructure support of $1.2 million, partially offset by a reduction in capitalization of internal use software development costs of $2.8 million, and an increase in restructuring charges of $0.9 million primarily related to severance for the impacted employees.

During the year ended December 31, 2018, we capitalized internal use software development costs of $1.0 million, as compared to $3.8 million during the year ended December 31, 2017.

Research and development expenses decreased by $0.5 million, or 1%, during the year ended December 31, 2017, as compared to the same period in 2016. The decrease was primarily due to the increase in capitalization of internal use software development costs of $3.1 million, partially offset by an increase in research and development support activities of $1.3 million, an increase in compensation costs of $0.9 million, and an increase in restructuring costs of $0.4 million.

During the year ended December 31, 2017, we capitalized internal use software development costs of $3.8 million, as compared to $0.7 million during the year ended December 31, 2016.

General and Administrative

	Year Ended December 31,			2017 to 2018		2016 to 2017
(in thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
General and administrative	$49,805	$48,124	$43,404	$1,681	3%	$4,720	11%
Percent of revenues	13%	15%	16%

General and administrative expenses increased by $1.7 million, or 3%, during the year ended December 31, 2018, as compared to the same period in 2017. The increase was primarily due to an increase in professional service fees of $1.7 million due to increased compliance costs associated with the Sarbanes-Oxley Act, the change in expense related to the allowance for doubtful accounts of $1.2 million, and an increase in acquisition related charges of $0.9 million, partially offset by a decrease in ERP cloud-based software implementation costs of $1.2 million, and a decrease in restructuring charges of $0.9 million primarily related to facility exit costs and severance for the impacted employees.

General and administrative expenses increased by $4.7 million, or 11%, during the year ended December 31, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in restructuring costs of $2.4 million primarily related to facility exit costs and severance for the impacted employees, an increase in compensation costs of $2.7 million, certain acquisition related fees of $1.9 million related to Crisp acquisition, an increase in ERP cloud-based software implementation costs of $1.1 million, partially offset by a decrease in third-party consultation services of $2.1 million, and a change in expense related to the allowance for doubtful accounts of $1.3 million.

Change in Fair Value of Escrowed Shares and Contingent Consideration, Net

	Year Ended December 31,			2017 to 2018		2016 to 2017
(in thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$13,190	$5,515	$(6,450)	$7,675	139%	$11,965	(186)%

During the year ended December 31, 2018, we recorded a charge of $14.3 million related to the remeasurement of both Ahalogy’s and Crisp’s contingent consideration, due to the increase in expected achievement of certain financial metrics over the contingent consideration period, as discussed in Note 3 (Fair Value Measurements), partially offset by a gain of $1.1 million related to certain escrowed shares resulting from a decrease in the Company’s stock price as discussed in Note 7 (Goodwill and Intangible Assets). The period for measuring Crisp’s contingent consideration ended during the second quarter of 2018 and the final amount of contingent consideration was paid out to the Sellers of Crisp during the third quarter of 2018.

During the year ended December 31, 2017, we recorded a loss of $3.7 million primarily due to the change in fair value of Crisp contingent consideration related to the increase in expected achievement of certain financial metrics over the contingent consideration period, and a loss of $2.0 million due to the decrease in fair value of certain escrowed shares related to a decrease in the Company’s stock price.

During the year ended December 31, 2016, we recorded a gain of $4.9 million due to the decrease in fair value of certain escrowed shares related to the change in the Company’s stock price, a gain of $1.2 million due to the change in fair value of Shopmium contingent consideration related to a decline in the expected revenue and profit milestones for the year ending December 31, 2016 and a gain of $0.3 million due to the change in fair value of Eckim contingent consideration related to a decrease in the Company’s stock price when the Company and the sellers of Eckim agreed on the performance against the milestones and when the shares were issued.

Interest Expense and Other Income (Expense), Net

	Year Ended December 31,			2017 to 2018		2016 to 2017
(in thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Interest expense	$(13,411)	$(1,589)	$—	$(11,822)	744%	$(1,589)	100%
Other income (expense), net	4,801	928	495	3,873	417%	433	87%
	$(8,610)	$(661)	$495	$(7,949)	1,203%	$(1,156)	(234)%

Interest expense is related to the convertible senior notes issued during the fourth quarter of 2017. The increase in interest expense during the year ended December 31, 2018, as compared to the same period in 2017, was due to the recording of full year interest expense in fiscal year 2018 as compared to approximately two months of interest expense in fiscal year 2017.

Other income (expense), net consists primarily of interest income on short-term certificate of deposits. The increase in other income (expense), net during the year ended December 31, 2018, as compared to the same period in 2017, as well as during the year ended December 31, 2017 as compared to the same period in 2016, was due to interest income earned on short-term certificate of deposits, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.

Provision for (benefit from) Income Taxes

	Year Ended December 31,			2017 to 2018		2016 to 2017
(in thousands, except percentages)	2018	2017	2016	$ Change	% Change	$ Change	% Change
Provision for (benefit from) income taxes	$482	$(702)	$241	$1,184	(169)%	$(943)	(391)%

The provision for income taxes of $0.5 million for the year ended December 31, 2018 was primarily attributable to the impact of the indefinite lived deferred tax liabilities related to tax deductible goodwill, change in the geographical mix of earnings in foreign jurisdictions and state taxes.

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

Liquidity and Capital Resources

We have financed our operations and capital expenditures through the issuance of common stock and convertible senior notes, and cash flows obtained through the exercise of stock options from operations. As of December 31, 2018, our principal source of liquidity were cash and cash equivalents, and short-term investments totaling $322.8 million, which were held for working capital purposes. Our cash equivalents and short-term investments are comprised primarily of certificate of deposits, money market funds and U.S. Treasury Bills.

In the near term, although we intend to continue to manage our operating expenses in line with our existing cash and available financial resources, we anticipate we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth to fund our operating expenses. We have incurred and expect to continue to incur legal, accounting, regulatory compliance and other costs in future periods as we continue to invest in corporate infrastructure. In addition, we may use cash to fund acquisitions or invest in other business, repurchase the Company’s common stock under the publicly announced share repurchase program or incur capital expenditures including leasehold improvements or technologies.

Our Board of Directors has approved programs for us to repurchase shares of our common stock. In April 2018, our Board of Directors authorized a one-year share repurchase program (“2018 Program”) for us to repurchase up to $100.0 million of our common stock from May 2018 through May 2019. During May 2018, the active repurchase program at that time expired. During the year ended December 31, 2018, we had repurchased and retired 1,264,053 shares of our common stock for an aggregate of $15.8 million. As of December 31, 2018, a total of $84.2 million remained available for repurchases under the 2018 Program.  Stock repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases may be made in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Act.  The 2018 Program is discretionary, and we may suspend, modify or terminate the 2018 Program at any time without prior notice.

During the years ended December 31, 2018 and 2017, we retired 1,264,053 and 9,647,708 shares of our treasury stock, respectively. We accounted for the retirement of treasury stock by allocating the excess repurchase price over par value of the repurchased shares between additional paid-in capital and accumulated deficit. When the repurchase price of the shares repurchased is greater than the original issue proceeds, the excess is charged to accumulated deficit.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash flows provided by operating activities	$22,048	$48,457	$21,815
Cash flows used in investing activities	(21,119)	(18,253)	(50,559)
Cash flows (used in) provided by financing activities	(33,558)	198,276	(26)
Effects of exchange rates on cash	22	(19)	(3)
Net (decrease) increase in cash and cash equivalents	$(32,607)	$228,461	$(28,773)

Operating Activities

Cash provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash provided by operating activities has typically been due to our net losses and changes in our operating assets and liabilities.

During 2018, net cash provided by operating activities of $22.1 million reflects our net loss of $28.3 million, adjusted for net non-cash expenses of $81.8 million, and cash provided as a result of changes in working capital of $31.4 million. Non-cash expenses included stock-based compensation, change in the fair value of escrowed shares and contingent consideration, net, depreciation and amortization, restructuring charge related to facility exist costs, amortization of debt discount and issuance costs, deferred income taxes, allowance for doubtful accounts, and loss on disposal of property and equipment. The uses of cash from working capital items included an increase in accounts receivable of $26.0 million,  payments for Crisp contingent consideration of $9.7 million related to the changes in fair value over the contingent consideration period, a decrease in accrued compensation and benefits of $1.3 million, and an increase in prepaid expenses and other current assets of $0.9 million related to prepaid subscription and support fees, partially offset by an increase in accounts payable and other current liabilities of $6.5 million due to timing of services and payments.

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

During 2016, net cash provided by operating activities of $21.8 million reflects our net loss of $19.5 million, adjusted for net non-cash expenses of $53.4 million, partially offset by cash used as a result of changes in working capital of $12.1 million. Non-cash expenses included depreciation and amortization, stock-based compensation, one-time charge for certain distribution fees under an arrangement with a retail partner, change in the fair value of escrowed shares and contingent consideration, loss on disposal of property and equipment, deferred income taxes and provision for allowance for doubtful accounts. The use of cash from the net change in working capital items included, an increase in accounts receivable of $9.4 million, a decrease in accrued compensation and benefits of $1.9 million, a decrease in accounts payable and other current liabilities of $1.7 million, and a decrease in deferred revenues of $0.5 million, partially offset by a decrease in prepaid expenses and other assets of $1.4 million related to the timing of payments.

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

During 2018, net cash used in investing activities of $21.1 million reflects the cash consideration paid of $33.7 million, net of cash acquired, for the acquisitions of Ahalogy, Elevaate, and SavingStar, payments of $20.5 million to acquire certain exclusive rights pursuant to strategic partnership agreements, purchases of certificates of deposits of $75.1 million, purchases of property and equipment of $6.1 million, which includes capitalized software development costs, and technology hardware and software to support our growth, partially offset by proceeds from the maturities of certificates of deposits of $114.3 million.

During 2017, net cash used in investing activities of $18.2 million reflects the purchases of certificates of deposits of $114.2 million, net cash consideration paid for the Crisp acquisition of $21.0 million, purchases of property, equipment and intangible assets of $6.5 million, which includes capitalized software development costs related to Quotient Analytics, and technology hardware and software to support our growth, partially offset by proceeds from the maturities of certificates of deposits of $123.5 million.

During 2016, net cash used in investing activities of $50.6 million reflects the purchases of certificates of deposits of $88.2 million, purchases of property, equipment and intangible assets of $6.4 million that includes technology hardware and software, and leasehold improvements to support our growth as well as capitalized development and enhancement costs related to Retailer iQ and Quotient Analytics, partially offset by proceeds from the maturity of a certificate of deposit of $44.0 million.

Financing Activities

Our financing activities consisted primarily of net proceeds from the issuance of net borrowings under term debt, a line of credit and convertible senior notes, the issuance of shares of common stock upon the exercise of stock options and repurchases of common stock.

During 2018, net cash used in financing activities of $33.6 million reflects the payments for Crisp contingent consideration of $14.8 million (initially measured and included as part of purchase consideration on the date of acquisition and disclosed as a liability on the consolidated balance sheets), repurchases of common stock of $14.3 million, payments made for shares withheld to cover the required payroll withholding taxes of $11.7 million, and payments on promissory note and capital lease obligations of $0.3 million, partially offset by proceeds received from exercises of stock options under equity incentive plans and ESPP, net of $7.5 million.

During 2017, net cash provided by financing activities of $198.3 million reflects the issuance of $200.0 million principal amount of convertible senior notes due 2022, net of issuance costs of $6.2 million, proceeds received from exercises of stock options under stock plans of $8.8 million, partially offset by payments for taxes related to shares withheld to cover the required payroll withholding taxes for the settlement of equity awards of $4.0 million, and payments on promissory note and capital lease obligations of $0.3 million.

During 2016, net cash used in financing activities was insignificant, primarily due to repurchases of our common stock of $11.9 million, offset by proceeds received from exercises of stock options of $12.0 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Contractual Obligations

The following table summarizes our future minimum payments under contractual commitments as of December 31, 2018 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Convertible senior notes (1)	$200,000	$—	$—	$200,000	$—
Interest obligations (2)	13,708	3,500	7,000	3,208	—
Capital leases	90	39	51	—	—
Operating leases (3)	15,035	5,850	5,062	3,105	1,018
Purchase obligations (4)	15,266	5,429	4,767	700	4,370
Total	$244,099	$14,818	$16,880	$207,013	$5,388

(1)	Represents aggregate principal amount of the convertible senior notes, without the effect of associated discounts.
(2)	Represents the estimated interest obligation for our outstanding convertible senior notes that is payable in cash.
(3)

We lease various office facilities, including our corporate headquarters in Mountain View, California and various sales offices, under operating lease agreements that expire through December 2024. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods.

(4)

We have an unconditional purchase commitment for the years 2019 to 2034 in the amount of $6.1 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which we use for sales and marketing purposes. We have unconditional purchase commitments, primarily related to ongoing software license fees and marketing services, of $9.2 million.

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

We believe that the assumptions and estimates associated with business combinations, goodwill and intangible assets, convertible senior notes, revenue recognition, stock-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements.

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

Acquisition related costs are not considered part of the consideration, and are expensed as general and administrative expense as incurred. Contingent consideration, if any is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period, typically based on the expected achievement of certain financial metrics, until settlement at the end of the assessment period.

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

During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retail partner that were deemed unrecoverable. When we deliver a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through its Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. We considered various factors in its assessment including its historical experience with transaction volumes through the retailer and other comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the three months ended September 30, 2016, we recognized a one-time charge of $7.4 million related to such distribution fees in cost of revenues on the accompanying consolidated statement of operations. As of December 31, 2018, we had no prepaid non-refundable payments with our Retailer IQ partners.

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

Revenue Recognition

We primarily generate revenue by providing digital promotions and media solutions to our customers and partners. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy a performance obligation

Promotion Revenue

We generate revenue from promotions, in which consumer packaged goods brands, or CPGs, pay us to deliver coupons to consumers through our network of publishers and retail partners. We generate revenues, as consumers select, activate, or redeem a coupon through our platform by either saving it to a retailer loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. The pricing for promotion arrangements generally includes both coupon setup fees and coupon transaction fees. Coupon setup fees are related to the creation of digital coupons and set up of the underlying campaign on our proprietary platform for tracking of related activations or redemptions. We recognize revenues related to coupon setup fees over time, proportionally, on a per transaction basis, using the number of authorized transactions per insertion order, commencing on the date of the first coupon transaction. Coupon transaction fees are generally determined on a per unit activation or per redemption basis, and are generally billed monthly. Insertion orders generally include a limit on the number of activations, or times consumers may select a coupon.

Promotion revenues also include our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and others, offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, a transaction occurs and a distribution fee is generally paid to us. We generally generate revenues when a consumer makes a purchase using a coupon code from our platform and completion of the order is reported to us. In the same period that we recognize revenues for the delivery of coupon codes, we also estimate and record a reserve, based upon historical experience, to provide for end-user cancelations or product returns which may not be reported until a subsequent date. We present sales returns reserve as a liability for the periods beginning with the first quarter ended March 31, 2018 versus a contra-asset within accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheet for the year ended December 31, 2017.

Media Revenue

Our media services enable CPGs and retailers to distribute digital media to promote their brands and products on our websites, and mobile apps, and through a network of affiliate publishers and non-publisher third parties that display our media offerings on their websites or mobile apps. Revenue is generally recognized each time a digital media ad is displayed or each time a user clicks on the media ad displayed on our websites, mobile apps or on third-party websites. Media pricing is generally determined on a per campaign, impression or per click basis and are generally billed monthly.

Gross versus Net Revenue Reporting

In the normal course of business and through our distribution network, we deliver digital coupons and media on retailers’ websites through retailers’ loyalty programs, and on the websites of digital publishers. In these situations, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). Generally, we report digital promotion and media advertising revenues for campaigns placed on third-party owned properties on a gross basis, that is, the amounts billed to our customers are recorded as revenues, and distribution fees paid to retailers or digital publishers are recorded as cost of revenues. We are the principal because we control the digital coupon and media advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the digital coupon and media advertising inventory, being primarily responsible to our customers, having discretion in establishing pricing for the delivery of the digital coupons and media, or a combination of these.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price, basis. We determine the best estimate of the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts and characteristics of targeted customers.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. As of December 31, 2017, we recorded a provisional impact for the re-measurement of deferred taxes of $0.7 million as an income tax benefit. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $27.7 million, with a corresponding provisional valuation allowance of $28.4 million, resulting in a provisional income tax benefit of $0.7 million attributable to the re-measurement of certain indefinite lived deferred tax liabilities related to tax deductible goodwill.

The Tax Act’s new international rules, including Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), and Base Erosion Anti-Avoidance Tax (“BEAT”) are effective beginning in 2018. For year 2018, the Company has included these effects of the Tax Act in its 2018 financial statements and has concluded the impact will not be material. As of December 31, 2018, pursuant to SEC Staff Accounting Bulletin (“SAB”) 118 (regarding the application of ASC 740, Income Taxes (“ASC 740”) associated with the enactment of the Tax Act), we have completed our accounting under ASC 740 for the provisions of the Tax Act and no material adjustments were recorded.

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

Recently Issued Accounting Pronouncements

See Part II, Item 8. Consolidated Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

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

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Quotient Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quotient Technology Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Quotient Technology Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Quotient Technology Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Quotient Technology Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Jose, California
February 27, 2019

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$302,028	$334,635
Short-term investments	20,738	59,902
Accounts receivable, net of allowance for doubtful accounts of $1,200 and $786 at December 31, 2018 and 2017, respectively	112,108	81,189
Prepaid expenses and other current assets	10,044	8,737
Total current assets	444,918	484,463
Property and equipment, net	15,579	16,610
Intangible assets, net	81,724	46,490
Goodwill	118,821	80,506
Other assets	1,311	1,006
Total assets	$662,353	$629,075
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,060	$6,090
Accrued compensation and benefits	13,107	13,914
Other current liabilities	53,255	35,538
Deferred revenues	8,686	6,276
Contingent consideration related to acquisitions	—	18,500
Total current liabilities	92,108	80,318
Other non-current liabilities	3,622	3,205
Contingent consideration related to acquisitions	28,963	—
Convertible senior notes, net	155,719	145,821
Deferred tax liabilities	1,854	1,690
Total liabilities	282,266	231,034
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 94,995,211 and 93,199,718 shares issued and outstanding at December 31, 2018 and 2017, respectively	1	1
Additional paid-in capital	703,023	686,025
Accumulated other comprehensive loss	(844)	(700)
Accumulated deficit	(322,093)	(287,285)
Total stockholders’ equity	380,087	398,041
Total liabilities and stockholders’ equity	$662,353	$629,075

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues	$386,958	$322,115	$275,190
Costs and expenses:
Cost of revenues	206,230	140,752	114,870
Sales and marketing	90,086	92,833	92,596
Research and development	46,873	50,009	50,503
General and administrative	49,805	48,124	43,404
Change in fair value of escrowed shares and contingent consideration, net	13,190	5,515	(6,450)
Total costs and expenses	406,184	337,233	294,923
Loss from operations	(19,226)	(15,118)	(19,733)
Interest expense	(13,411)	(1,589)	—
Other income (expense), net	4,801	928	495
Loss before income taxes	(27,836)	(15,779)	(19,238)
Provision for (benefit from) income taxes	482	(702)	241
Net loss	$(28,318)	$(15,077)	$(19,479)

Net loss per share, basic and diluted	$(0.30)	$(0.17)	$(0.23)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	93,676	89,505	84,157

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(28,318)	$(15,077)	$(19,479)
Other comprehensive income (loss):
Foreign currency translation adjustments	(144)	48	(1)
Comprehensive loss	$(28,462)	$(15,029)	$(19,480)

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance as of December 31, 2015	81,995,286	$1	$570,588	7,940,095	$(85,427)	$(747)	$(218,925)	$265,490
Exercise of employee stock options	2,328,197	—	10,578	—	—	—	—	10,578
Vesting of restricted stock units	2,422,146	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	185,066	—	1,388	—	—	—	—	1,388
Issuance of common stock, acquisition	337,327	—	1,944	—	—	—	—	1,944
Issuance of common stock related to a services and data agreement	3,000,000		39,570	—	—	—	—	39,570
Stock-based compensation	—	—	28,286	—	—	—	—	28,286
Change in fair value of escrowed shares related to a services and data agreement	—	—	(4,880)	—	—	—	—	(4,880)
Repurchases of common stock	(1,707,613)	—	—	1,707,613	(11,147)	—	—	(11,147)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(19,479)	(19,479)
Balance as of December 31, 2016	88,560,409	$1	$647,474	9,647,708	$(96,574)	$(748)	$(238,404)	$311,749
Exercise of employee stock options	1,435,484	—	6,200	—	—	—	—	6,200
Vesting of restricted stock units	1,750,137	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	275,761	—	2,563	—	—	—	—	2,563
Payments for taxes related to net share settlement of equity awards	—	—	(4,012)	—	—	—	—	(4,012)
Issuance of common stock, acquisition	1,177,927	—	12,957	—	—	—	—	12,957
Cumulative-effect of accounting change	—	—	3,381	—	—	—	(3,381)	—
Conversion feature of convertible senior notes, net	—	—	49,090	—	—	—	—	49,090
Retirement of treasury stock	—	—	(66,151)	(9,647,708)	96,574	—	(30,423)	—
Stock-based compensation	—	—	32,523	—	—	—	—	32,523
Change in fair value of escrowed shares related to a services and data agreement	—	—	2,000	—	—	—	—	2,000
Other comprehensive loss	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(15,077)	(15,077)
Balance as of December 31, 2017	93,199,718	$1	$686,025	—	$—	$(700)	$(287,285)	$398,041
Exercise of employee stock options	1,329,361	—	4,028	—	—	—	—	4,028
Vesting of restricted stock units	2,287,008	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	323,439	—	3,467	—	—	—	—	3,467
Payments for taxes related to net share settlement of equity awards	(880,262)	—	(11,658)	—	—	—	—	(11,658)
Repurchases of common stock	(1,264,053)	—	—	1,264,053	(15,843)	—	—	(15,843)
Retirement of treasury stock	—	—	(9,248)	(1,264,053)	15,843	—	(6,595)	—
Cumulative-effect of accounting change	—	—		—	—	—	105	105
Stock-based compensation	—	—	31,479	—	—	—	—	31,479
Change in fair value of escrowed shares related to a services and data agreement	—	—	(1,070)	—	—	—	—	(1,070)
Other comprehensive loss	—	—	—	—	—	$(144)	—	(144)
Net loss	—	—	—	—	—	—	(28,318)	(28,318)
Balance as of December 31, 2018	94,995,211	$1	$703,023	—	$—	$(844)	$(322,093)	$380,087

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(28,318)	$(15,077)	$(19,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,041	17,840	22,770
Stock-based compensation	31,386	32,252	28,286
Amortization of debt discount and issuance cost	9,898	1,148	—
Restructuring charge related to facility exit costs	1,057	2,074	—
Loss on disposal of property and equipment	207	85	476
Allowance (recovery) for doubtful accounts	509	(655)	652
Deferred income taxes	482	(702)	241
One-time charge for certain distribution fees	—	—	7,435
Change in fair value of escrowed shares and contingent consideration, net	13,190	5,515	(6,450)
Changes in operating assets and liabilities:
Accounts receivable	(26,032)	(4,382)	(9,358)
Prepaid expenses and other current assets	(861)	(2,553)	1,360
Accounts payable and other current liabilities	6,449	12,834	(1,718)
Payments for contingent consideration	(9,700)	—	—
Accrued compensation and benefits	(1,287)	658	(1,914)
Deferred revenues	27	(580)	(486)
Net cash provided by operating activities	22,048	48,457	21,815

Cash flows from investing activities:
Purchases of property and equipment	(6,077)	(6,475)	(6,281)
Purchases of intangible assets	(20,545)	—	(106)
Acquisitions, net of cash acquired	(33,661)	(21,048)	—
Purchases of short-term investments	(75,120)	(114,239)	(88,172)
Proceeds from maturities of short-term investment	114,284	123,509	44,000
Net cash used in investing activities	(21,119)	(18,253)	(50,559)

Cash flows from financing activities:
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	193,763	—
Proceeds from issuances of common stock under stock plans	7,495	8,763	11,966
Payments for taxes related to net share settlement of equity awards	(11,658)	(4,012)	—
Repurchases and retirement of common stock under share repurchase program	(14,285)	—	(11,944)
Principal payments on promissory note and capital lease obligations	(310)	(238)	(48)
Payments of contingent consideration	(14,800)	—	—
Net cash (used in) provided by financing activities	(33,558)	198,276	(26)
Effect of exchange rates on cash and cash equivalents	22	(19)	(3)
Net (decrease) increase in cash and cash equivalents	(32,607)	228,461	(28,773)
Cash and cash equivalents at beginning of period	334,635	106,174	134,947
Cash and cash equivalents at end of period	$302,028	$334,635	$106,174

Supplemental disclosures of cash flow information
Cash paid for income taxes	$246	$168	$140
Cash paid for interest	3,655	29	3
Supplemental disclosures of noncash investing and financing activities
Fair value of common stock issued in connection with a services and data agreement	—	—	39,570
Issuance of shares related to Crisp acquisition	—	12,957	1,944
Repurchase of common stock not settled	1,558	—	—
Computer equipment acquired under promissory note	—	819	—
Property and equipment acquired under capital leases	—	31	22
Intangible asset acquisitions not yet paid	14,548	—	—
Fixed asset purchases not yet paid	1,253	973	1,324

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

Notes to Consolidated Financial Statements

1. Background

Description of Business

Quotient Technology Inc. (together with its subsidiaries, the “Company”), is an industry leading digital marketing platform, providing technology and services that power integrated digital promotions and media programs for consumer packaged goods (“CPG”s) brands and retailers. These programs are delivered across the Company’s network, including its flagship consumer brand Coupons.com and retail partners. This network provides the Company with proprietary and licensed data, including online behaviors, purchase intent, and retailers’ in-store point-of-sale (“POS”) shopper data, to target shoppers with the most relevant digital coupons and ads. Customers and partners use the Company to influence shoppers via digital channels, integrate marketing and merchandising programs, and leverage shopper data and insights to drive measurable sales results.

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

There have been no changes to the Company’s significant accounting policies that have had a material impact on the Company’s consolidated financial statements and related notes, including the adoption of the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective basis and ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, valuation of assets acquired and liabilities assumed in a business combination, useful lives of intangible assets and property and equipment, estimates related to recovery of long-lived assets and goodwill, stock-based compensation, measurement of contingent consideration, restructuring accruals, classification of current and non-current deferred revenue, debt discounts, and income taxes deferred income tax assets and associated valuation allowances. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying consolidated financial statements.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company’s short-term investments consists of certificates of deposits with original maturities of greater than three months and remaining maturities less than one year as of the balance sheet date. We classify all of our cash equivalents and short-term investments as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income in stockholders’ equity. Realized gains and losses are included in other income (expense), net.

Accounts Receivable, Net of Allowance for Doubtful Accounts

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

Internal-Use Software Development Costs

For costs incurred for computer software developed or obtained for internal use, the Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. These costs are amortized to cost of revenues over the estimated useful life of the related asset, generally estimated to be three years. Costs related to preliminary project activities and post implementation activities, including training and maintenance are expensed as incurred and recorded in research and development expense on the Company’s consolidated statements of operations.

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

Business Combinations

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. Under the acquisition method of accounting, the total consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Acquisition related costs are not considered part of the consideration, and are expensed as general and administrative expense as incurred. Contingent consideration, if any, is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period, typically based on the expected achievement of certain financial metrics, until, the assessment period is over and it gets finally settled.

Goodwill and Intangible Assets

Intangible assets with a finite life are amortized over their estimated useful lives. Goodwill is not subject to amortization but is tested for impairment at least annually, and more frequently upon the occurrence of certain events that may indicate that the carrying value of goodwill may not be recoverable. The Company completes its annual impairment test during the fourth quarter of each year, at the reporting unit level, which is at the company level as a whole, since the Company operates in one single reporting segment. There was no impairment of goodwill for the years ended December 31, 2018, 2017 and 2016.

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

During the third quarter of 2016, the Company recorded a one-time charge associated with certain distribution fees under an arrangement with a retail partner that were deemed unrecoverable. When the Company delivers a digital coupon on a retailer’s website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through its Retailer iQ platform, and the consumer takes certain actions, the Company pays a distribution fee to the retailer or other publisher, which, in some cases may be prepaid prior to being incurred. The Company considered various factors in its assessment including its historical experience with transaction volumes through the retailer and other comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the three months ended September 30, 2016, the Company recognized a one-time charge of $7.4 million related to such distribution fees in cost of revenues on the accompanying consolidated statement of operations. As of December 31, 2018, the Company had no prepaid non-refundable payments with its Retailer iQ partners. The Company has  recognized any impairment of long-lived assets during the years ended December 31, 2018 and 2017.

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

The Company determines revenue recognition through the following steps:

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

Media Revenue

The Company’s media services enable CPGs and retailers to distribute digital media to promote their brands and products on its websites, and mobile apps, and through a network of affiliate publishers and non-publisher third parties that display its media offerings on their websites or mobile apps. Revenue is generally recognized each time a digital media ad is displayed or each time a user clicks on the media ad displayed on the Company’s websites, mobile apps or on third-party websites. Media pricing is generally determined on a per campaign, impression or per click basis and are generally billed monthly.

Gross versus Net Revenue Reporting

In the normal course of business and through its distribution network, the Company delivers digital coupons and media on retailers’ websites through retailers’ loyalty programs, and on the websites of digital publishers. In these situations, the Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). Generally, the Company reports digital promotion and media advertising revenues for campaigns placed on third-party owned properties on a gross basis, that is, the amounts billed to its customers are recorded as revenues, and distribution fees paid to retailers or digital publishers are recorded as cost of revenues. The Company is the principal because it controls the digital coupon and media advertising inventory before it is transferred to its customers. The Company’s control is evidenced by its sole ability to monetize the digital coupon and media advertising inventory, being primarily responsible to its customers, having discretion in establishing pricing for the delivery of the digital coupons and media, or a combination of these.

Arrangements with Multiple Performance Obligations

The Company’s contracts with customers may include multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines its best estimate of its standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts and characteristics of targeted customers.

Deferred Revenues

Deferred revenues consist of coupon setup, coupon transaction and digital media fees that are expected to be recognized upon coupon activations, or delivery of media impressions or clicks, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for year ended December 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations of $20.6 million, partially offset by $18.2 million of recognized revenue.

The Company’s payment terms vary by the type and size of its customers. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by type of services (in thousands). The majority of the Company’s revenue is generated from sales in the United States.

	Year Ended December 31,
	2018	2017(1)	2016(1)
Promotion	$245,493	$237,184	$212,110
Media	141,465	84,931	63,080
Total Revenue	$386,958	$322,115	$275,190

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue for an amount where it has the right to invoice for services performed.

Cost of Revenues

Cost of revenues consist primarily of distribution fees, personnel costs, depreciation related to data center equipment, and amortization expense related to capitalized internal use software, acquisition related intangible assets and purchased intangible assets, data center costs, third-party service fees including traffic acquisition costs and purchase of third-party data. Distribution fees consist of payments to partners within the Company’s network for their digital coupon publishing services. Personnel costs include salaries, bonuses, stock-based awards and employee benefits and are primarily attributable to individuals maintaining the Company’s data centers and operations, which initiate, sets up and deliver digital coupon media campaigns. Third-party service fees including traffic acquisition costs consist of payments related to delivering campaigns on certain networks or sites.

Sales Commissions

The Company generally incurs and expenses sales commissions upon recognition of revenue for related goods and services, which typically occurs within one year or less. Sales commissions earned related to revenues for initial contracts are commensurate with sales commissions related to renewal contracts. These costs are included in sales and marketing expenses within the consolidated statements of operations.

Research and Development Expense

The Company expenses the cost of research and development as incurred. Research and development expense consists primarily of personnel and related headcount costs and costs of professional services associated with the ongoing development of the Company’s technology.

Stock-Based Compensation

The Company accounts for stock-based compensation for all stock-based awards made to employees and directors, including stock options, restricted stock units, performance-based restricted stock units, and employee stock purchase plan using the fair value method. This method requires the Company to measure the stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The fair values of stock options and shares pursuant to Employee Stock Purchase Plan (“ESPP”) are estimated at the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. The fair values of restricted stock and restricted stock units are determined based upon the fair value of the underlying common stock at the date of grant. The Company expenses stock-based compensation using the straight-line method over the vesting term of all awards except for performance-based restricted stock units, which are expensed using the accelerated attribution method.

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

Advertising Expense

Advertising costs are expensed when incurred and are included in sales and marketing expense on the accompanying consolidated statements of operations. The Company incurred $0.3 million, $1.0 million and $2.7 million of advertising costs during the years ended December 31, 2018, 2017 and 2016, respectively. Advertising costs consist primarily of online marketing costs, such as sponsored search, advertising on social networking sites, e-mail marketing campaigns, loyalty programs, and affiliate programs.

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

Foreign Currency

Foreign currency denominated assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. Dollars using the exchange rates in effect at the balance sheet dates, and income and expenses are translated using average exchange rates during the period. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive loss, a component of stockholders’ equity.

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

Segments

The Company’s chief operating decision maker (“CODM”), who is the Chief Executive Officer, reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating its financial performance. There are no segment managers who are held accountable by the CODM, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, the Company has determined that it operates in one single reporting segment.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (“Topic 842”). The guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2018, and interim periods within that reporting period, which is the first quarter of 2019 for the Company. Early adoption is permitted. Topic 842 is required to be adopted using a modified retrospective approach.

The Company currently anticipates the most significant impact will be from the recognition of ROU assets and lease liabilities related to its office space operating leases. In preparation for the adoption of the new standard, the Company is in process of finalizing its accounting policies and procedures and implementing internal controls over financial reporting. The Company will adopt the new lease standard in the first quarter of 2019, using the optional transitional method, and does not expect that the adoption of the new accounting standard will have a material impact on its consolidated financial statements.

Accounting Pronouncements Adopted

Topic 606: In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), which supersedes the revenue recognition requirements in ASC 605, ”Revenue Recognition” (“Topic 605”), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Additionally, the standard requires reporting companies to also disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted Topic 606 as of January 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior periods are not adjusted and continue to be reported in accordance with its historic accounting under Topic 605.

As a result of adopting the new standard, the Company recorded a net increase to retained earnings of $0.1 million as of January 1, 2018, with the impact primarily related to unbilled receivables for performance obligations that have been satisfied but no invoice has been issued. Also, under Topic 606, the Company presents sales returns reserve as a liability versus a contra-asset within accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheet for fiscal year ended December 31, 2017. The impact to revenues as a result of applying Topic 606 for the year ended December 31, 2018 was an increase of $1.0 million.

Topic 230: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (“Topic 230”): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. Following the adoption of Topic 230, cash payments that are not made soon after the consummation of a business combination to settle a contingent consideration liability will be classified as cash outflows for financing and operating activities, as applicable. Topic 230 requires that the portion of the cash payment up to the acquisition date fair value of the contingent consideration liability should be classified as a financing outflow, and amounts paid in excess of the acquisition date fair value of that liability should be classified as operating outflows. The Company adopted Topic 230 as of January 1, 2018 and classified the cash payments related to contingent consideration in accordance with this guidance.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$142,507	—	—	$142,507
U.S. Treasury Bills	19,689	—	—	19,689
Short-Term investments:
Certificate of deposit	—	20,738	—	20,738
Total	$162,196	$20,738	$—	$182,934
Liabilities:
Contingent consideration related to acquisitions	—	—	28,963	28,963
Total	$—	$—	$28,963	$28,963

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$100,152	—	—	$100,152
Short-Term investments:
Certificate of deposit	—	59,902	—	59,902
Total	$100,152	$59,902	$—	$160,054
Liabilities:
Contingent consideration related to acquisitions	—	—	18,500	18,500
Total	$—	$—	$18,500	$18,500

The valuation technique used to measure the fair value of money market funds and U.S. Treasury Bills includes using quoted prices in active markets. The money market funds have a fixed net asset value (NAV) of $1. The valuation technique to measure the fair value of certificate of deposits included using quoted prices in active markets for similar assets.

The contingent consideration as of December 31, 2018 relates to the acquisition of MLW Squared Inc. (“Ahalogy”) and Elevaate Ltd. (“Elevaate”). The contingent consideration as of December 31, 2017 relates to the acquisition of Crisp Media, Inc. (“Crisp”). The fair values of contingent consideration are based on the expected achievement of certain revenue targets as defined under the acquisition agreements and was estimated using an option pricing method with significant inputs that are not observable in the market, thus classified as a Level 3 instrument. The inputs included the expected achievement of certain financial metrics over the contingent consideration period, volatility and discount rate. The fair-value of the contingent consideration is classified as a liability and is re-measured each reporting period. Refer to Note 6 for further details related to the acquisition.

The following table represents the change in the contingent consideration (in thousands):

	Elevaate	Ahalogy	Crisp	Shopmium	Eckim
	Level 3	Level 3	Level 3	Level 3	Level 1	Total
Balance as of December 31, 2015	$—	$—	$—	$1,407	$2,291	$3,698
Change in fair value during the period	—	—	—	(1,222)	(347)	(1,569)
Settlement	—	—	—	—	(1,944)	(1,944)
Balance as of December 31, 2016	—	—	—	185	—	185
Addition related to acquisition (initial measurement)	—	—	14,800	—	—	14,800
Change in fair value during the period	—	—	3,700	(185)	—	3,515
Balance as of December 31, 2017	—	—	18,500	—	—	18,500
Addition related to acquisition (initial measurement)	6,121	14,582	—	—	—	20,703
Change in fair value during the period	—	8,260	6,000	—	—	14,260
Payments made during the period	—	—	(24,500)	—	—	(24,500)
Balance as of December 31, 2018	$6,121	$22,842	$—	$—	$—	$28,963

During the years ended December 31, 2018, 2017, and 2016, the recorded a charge of $14.3 million and $3.5 million, and a gain of $1.6 million, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying consolidated statements of operations. The gain of $1.6 million during the year ended December 31, 2016 related to acquisitions completed prior to fiscal year 2016.

During the year ended December 31, 2018, the Company paid $24.5 million related to Crisp’s achievement of financial metrics subject to contingent consideration during the measurement period ending May 31, 2018, and as a result, no liability exists as of December 31, 2018. Out of the total consideration paid, $14.8 million was originally measured and recorded on the acquisition date and $9.7 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the consolidated statements of operations.

As of December 31, 2017, the Company determined that Shopmium S.A. (“Shopmium”) did not meet its revenue and profit milestones, during the contingent consideration measurement period, and the fair value was concluded to be zero.  Accordingly, the Company determined that no payout was required when the contingent consideration period expired on March 31, 2018.

Fair Value Measurements of Other Financial Instruments

As of December 31, 2018 and 2017, the fair value of the 1.75% convertible senior notes due 2022 was $187.5 million and $196.3 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 9 for additional information related to the Company’s convertible debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities are valued on the date of acquisition for businesses acquired on a nonrecurring basis.

As of December 31, 2018 and December 31, 2017, there were no assets and liabilities that are required to be measured at fair value on a nonrecurring basis.

4. Allowance for Doubtful Accounts

The summary of activities in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$786	$1,338	$833
Additions related to acquisitions	32	229	—
Bad debt expense (recovery)	509	(655)	652
Write-offs	(127)	(126)	(147)
Balance at end of period	$1,200	$786	$1,338

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Software	$37,987	$33,198
Computer equipment	23,986	24,342
Leasehold improvements	8,147	7,905
Furniture and fixtures	2,057	2,107
Total	72,177	67,552
Accumulated depreciation and amortization	(59,348)	(55,752)
Projects in process	2,750	4,810
Property and equipment, net	$15,579	$16,610

Depreciation and amortization expense of property and equipment was $7.2 million, $6.9 million and $16.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company capitalized internal use software development costs of $2.9 million, $3.8 million, and $0.7 million during the years ended December 31, 2018, 2017, and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company had $1.3 million, $0.6 million and $10.5 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense and recorded as cost of revenues. The unamortized capitalized internal use software development costs were $6.1 million and $4.4 million as of December 31, 2018 and 2017, respectively and included as part of software costs.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	December 31,
	2018	2017
Bonus	$5,997	$7,212
Commissions	4,104	4,199
Payroll and related expenses	1,938	2,132
Severance related to restructuring	709	—
Vacation	359	371
Accrued compensation and benefits	$13,107	$13,914

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Distribution fees	$15,389	$18,485
Liability related to purchased intangible asset	14,500	—
Prefunded liability	5,131	2,151
Traffic acquisition cost	2,417	3,040
Marketing expenses	2,416	2,826
Facility exit costs related to restructuring	1,019	1,105
Interest payable	282	418
Other	12,101	7,513
Other current liabilities	$53,255	$35,538

6. Acquisitions

Acquisition of Elevaate

On October 26, 2018, the Company acquired all the outstanding shares of Elevaate, a sponsored search company for retail partners and CPG brands.

The total preliminary acquisition consideration of $13.3 million consisted of $7.2 million in cash and contingent consideration of up to $18.5 million payable in cash with an estimated fair value of $6.1 million as of the acquisition date. The contingent consideration payout is based on Elevaate achieving certain financial metrics between February 1, 2019 through January 31, 2021. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration will be remeasured every reporting period. Refer to Note 3 for the fair value of contingent consideration at December 31, 2018.

Acquisition of SavingStar, Inc.

On August 27, 2018, the Company acquired all the outstanding shares of SavingStar, Inc. (“SavingStar”), a digital promotions company with a CRM platform designed to help brands build and track loyalty programs with their consumers.

The total preliminary acquisition consideration at closing consisted of $7.5 million in cash. In addition, SavingStar may receive potential contingent consideration of up to $10.6 million payable in all cash, subject to achieving certain financial metrics between closing through February 29, 2020. At the date of acquisition, the contingent consideration’s fair value was determined to be zero using an option pricing model. The fair value of the contingent consideration is remeasured every reporting period and remains zero as of December 31, 2018.

Acquisition of Ahalogy

On June 1, 2018, the Company acquired all the outstanding shares of Ahalogy, an influencer marketing firm that delivers premium content across social media channels for CPG brands. The acquisition enhances the Company’s performance media solutions for CPGs and retailers, adding social media expertise and a roster of influencers.

The total preliminary acquisition consideration of $36.4 million consisted of $21.8 million in cash and contingent consideration of up to $30.0 million payable in all cash with an estimated fair value of $14.6 million as of the acquisition date. The contingent consideration payout is based on Ahalogy achieving certain financial metrics between closing through December 31, 2019. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration is remeasured every reporting period. Refer to Note 3 for the fair value of contingent consideration at December 31, 2018.

Acquisition of Crisp

On May 31, 2017, the Company acquired all the outstanding shares of Crisp, a mobile marketing and advertising company delivering shopper marketing media campaigns for CPGs and retailers. Crisp’s mobile media expertise complements the Company’s proprietary shopper data, retail network and existing promotions and media offerings.

The total acquisition consideration of $51.9 million consisted of $24.1 million in cash, 1,177,927 shares of the Company’s common stock with a fair value of $13.0 million or $11.00 per share, and contingent consideration of up to $24.5 million payable in cash with a fair value of $14.8 million, as of the acquisition date. The contingent consideration payout is based on Crisp achieving certain financial metrics over a period of one year after closing. The acquisition date fair value of the contingent consideration was determined by using an option pricing method. The fair value of the contingent consideration is remeasured every reporting period. The Company recorded a charge of $9.7 million since the acquisition date, related to the changes in fair value of Crisp contingent consideration due to an increase in expected achievement of certain financial metrics over the contingent consideration period. As of May 31, 2018, the date that the contingent consideration period ended, Crisp earned the full payout of the contingent consideration by achieving certain financial metrics and the Company paid out $24.5 million during the year ended December 31, 2018, and as a result, no liability exists as of December 31, 2018. Of the total $24.5 million, $14.8 million is classified as a financing outflow and the remaining $9.7 million is classified as an operating outflow. Refer to Note 3 for the fair value of contingent consideration at December 31, 2018.

Each of these acquisitions were accounted for as a business combination. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date when control was obtained. The Company expensed all transaction costs in the period in which they were incurred. The Company acquired various intangible assets resulting from these acquisitions, such as, customer relationships, vendor relationships, developed technologies and trade names. The fair value of the customer relationships was determined by using a discounted cash flow model. The fair value of the vendor relationships was determined by using a cost approach. The fair value of developed technologies was determined by using the relief from royalty method or the with-and-without method. The fair value of trade names was determined by using the relief from royalty method. The excess of the consideration paid over the fair value of the net tangible assets and liabilities and identifiable intangible assets acquired is recorded as goodwill. The goodwill arising from the acquisitions are largely attributable to the synergies expected to be realized. None of the goodwill recorded from the acquisitions will be deductible for income tax purposes.

For each of these acquisitions, the fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so management engaged a third-party valuation specialist to measure the fair value of identifiable intangible assets and obligations related to deferred revenue and contingent consideration. The estimated fair value of the identifiable assets acquired and liabilities assumed in the relevant acquisition is based on management’s best estimates. As the Company finalizes certain valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to the acquisitions of Elevaate, Ahalogy and SavingStar are subject to change and the final purchase price accounting could be different from the amounts presented herein.

Assets acquired and liabilities assumed were recorded at their fair values as of the respective acquisition dates. The following table summarizes the consideration paid for each acquisition and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	Acquisition Related Expenses (1)
Elevaate	$13,346	$(60)	$3,781	$9,625	Not Deductible	$549
SavingStar	$7,485	$(1,126)	$2,577	$6,034	Not Deductible	$556
Ahalogy	$36,432	$2,196	$11,580	$22,656	Not Deductible	$684
Crisp	$51,904	$5,893	$9,400	$36,611	Not Deductible	$1,504
	$109,167	$6,903	$27,338	$74,926		$3,293

(1) Expensed as general and administrative

The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions: (in thousands):

	Elevaate	Estimated Useful Life (in Years)	SavingStar	Estimated Useful Life (in Years)	Ahalogy	Estimated Useful Life (in Years)	Crisp	Estimated Useful Life (in Years)
Developed technologies	$3,307	5.0	$1,476	3.0	$3,100	4.0	$5,000	4.0
Customer relationships	379	5.0	1,040	3.0	6,210	6.0	2,800	7.0
Trade names	95	3.0	61	1.5	650	4.0	1,600	4.0
Vendor relationships	—	—	—	—	1,620	2.0	—	—
Total identifiable intangible assets	$3,781		$2,577		$11,580		$9,400

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

7. Goodwill and Intangible Assets

Goodwill:

Goodwill represents the excess of the consideration paid over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The changes in the carrying value of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2016	$43,895
Acquisition of Crisp	36,611
Balance as of December 31, 2017	80,506
Acquisition of Ahalogy	22,656
Acquisition of SavingStar	6,034
Acquisition of Elevaate	9,625
Balance as of December 31, 2018	$118,821

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	December 31, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,476	$(6,838)	$27,638	3.2
Promotion service rights	29,492	(7,248)	22,244	5.1
Developed technologies	20,070	(8,353)	11,717	3.2
Customer relationships	19,290	(9,145)	10,145	4.5
Data access rights	10,801	(4,544)	6,257	3.3
Domain names	5,948	(5,260)	688	0.5
Trade names	2,573	(923)	1,650	2.7
Vendor relationships	2,510	(1,364)	1,146	1.4
Patents	975	(821)	154	3.6
Registered users	420	(335)	85	1.0
	$126,555	$(44,831)	$81,724	3.7

	December 31, 2017
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Promotion service rights	$22,492	$(4,252)	$18,240	6.1
Developed technologies	12,187	(5,013)	7,174	3.0
Customer relationships	11,660	(6,547)	5,113	4.3
Data access rights	10,801	(2,666)	8,135	4.3
Media service rights	6,383	(1,575)	4,808	4.3
Domain names	5,949	(4,689)	1,260	1.3
Trade names	1,767	(401)	1,366	3.4
Patents	975	(769)	206	4.5
Vendor relationships	890	(890)	—	—
Registered users	420	(232)	188	2.2
	$73,524	$(27,034)	$46,490	4.7

In August 2016, the Company entered into a services and data agreement, (the “Agreement”), which provides the Company with certain exclusive rights to provide promotion and media services, and the use of shopper data, for 5.5 years, with certain rights continuing on a non-exclusive basis for up to an additional 4.5 years. In exchange, the Company agreed to issue 3,000,000 shares of common stock.

The consideration for such services and data rights aggregated to $39.6 million based on the fair value of 3,000,000 shares of the Company’s common stock at the date of entering into the Agreement. Out of the 3,000,000 shares issued, 1,000,000 shares were issued within five business days of execution of the Agreement and 2,000,000 shares are held in escrow and will be released in two equal installments, within 15 business days following the years ending December 31, 2017 and 2018. The fair value of the shares held in escrow was recorded in additional paid in capital and is subject to re-measurement until released from escrow. During the years ended December 31, 2018, 2017 and 2016, the Company recorded a gain of $1.1 million, a loss of $2.0 million, and a gain of $4.9 million, respectively, due to the change in the Company’s stock price with a corresponding adjustment into additional paid in capital. Gains and losses as a result of the changes in the fair value of the shares that are being held in escrow are included in change in fair value of escrowed shares and contingent consideration, net on the accompanying consolidated statement of operations. At December 31, 2018 and 2017, the contingencies for the release of each respective installment of 1,000,000 shares held in escrow have been met. During the year ended December 31, 2018, the initial installment of 1,000,000 shares was released from escrow. Subsequent to December 31, 2018, the remaining installment of 1,000,000 shares was released from escrow.

The consideration of $39.6 million as well as the capitalized transaction costs of $0.1 million were allocated to the acquired intangible assets based on the respective fair values. The Company is amortizing the intangible assets on a straight-line basis over their respective estimated useful lives in cost of revenues on the accompanying consolidated statement of operations.

In April 2018, the Company entered into an agreement which provides the Company with, amongst other things, certain exclusive media service rights in exchange for $13.0 million cash consideration for up to four years. The consideration, as well as capitalized transaction costs of $0.1 million, were recorded as media service rights intangible asset, and is being amortized on a straight-line basis over its estimated useful life in cost of revenues on the accompanying consolidated statement of operations.

In October 2018, the Company entered into an agreement which provides the Company with, amongst other things, certain exclusive media service rights for up to four years in exchange for $15.0 million cash consideration with 50% due upon execution and the remaining 50% due in January 2019. The second installment of $7.5 million is included in other current liabilities in the accompanying consolidated balance sheets. The total consideration, as well as capitalized transaction costs of $0.1 million, were recorded as media service rights intangible asset, and is being amortized on a straight-line basis over its estimated useful life in cost of revenues on the accompanying consolidated statement of operations. The agreement includes provisions for additional cash consideration, up to a total of $5.0 million, if certain contingencies are resolved within a two-year expiration period from the effective date of the agreement. If any of the contingencies are resolved in the future, the Company will account for such cash payments in a consistent manner as the initial intangible asset and amortized over the remaining useful life.

In December 2018, the Company entered into another agreement which provides the Company with certain exclusive in-lane printing promotion service rights in exchange for $8.0 million cash consideration, of which $7.0 million is due upon entering into the agreement and $1.0 million is due upon launch of services. The initial consideration of $7.0 million was recorded as an intangible asset with a corresponding charge to other current liabilities and the remaining $1.0 million will be recorded as intangible assets upon launch of services. The total cash consideration including any capitalized transaction costs will be amortized on a straight-line basis beginning the launch date over its estimated useful life in cost of revenues on the accompanying consolidated statement of operations.

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $17.8 million, $10.9 million and $6.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated future amortization expense related to intangible assets as of December 31, 2018 is as follows (in thousands):

Total
2019	$24,578
2020	23,530
2021	17,608
2022	9,894
2023	4,949
Thereafter	812
Total estimated amortization expense	$81,371

As of December 31, 2018 and 2017, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

8. Restructuring Charges

The Company has carried out certain restructuring activities to further drive operational efficiencies and to align its resources with its business strategies. Restructuring charges include facility exit costs related to future contractual lease payments recorded in general and administrative expense on the consolidated statements of operations and severance and benefit costs related to headcount reduction recorded on the consolidated statement of operations based on the impacted employees function. During the years ended December 31, 2018, 2017, and 2016, the Company recognized restructuring expense of $4.4 million, $3.4 million, and zero, respectively.

As of December 31, 2018 and 2017, the Company has restructuring accruals of $1.7 million and $2.1 million, respectively, primarily related to facility exit costs, which is included in other current liabilities and other non-current liabilities on the consolidated balance sheets, and severance, which is included in accrued compensation and benefits on the consolidated balance sheets.

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

The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the consolidated balance sheets was as follows (in thousands):

	December 31,	December 31,
	2018	2017
Principal	$200,000	$200,000
Unamortized debt discount	(40,650)	(49,631)
Unamortized debt issuance costs	(3,631)	(4,548)
Net carrying amount of the liability component	$155,719	$145,821

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of December 31, 2018 and 2017.

The following table sets forth the interest expense related to the notes recognized in interest expense on the consolidated statements of operations (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Contractual interest expense	$3,500	$406
Amortization of debt discount	8,981	1,039
Amortization of debt issuance costs	917	109
Total interest expense related to the Notes	$13,398	$1,554

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

Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units, performance-based stock and units to employees, directors and consultants. The shares available will be increased at the beginning of each year by lesser of (i) 4% of outstanding common stock on the last day of the immediately preceding year, or (ii) such number determined by the Board of Directors. Under the 2013 Plan, both the ISOs and NSOs are granted at a price per share not less than 100% of the fair market value on the effective date of the grant. The Board of Directors determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined by the Board of Directors.

Stock Options

The fair value of each option was estimated using Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected life (in years)	6.02	5.50 - 6.25	2.30 - 6.08
Risk-free interest rate	2.66%	1.87% - 2.14%	0.68% - 1.34%
Volatility	50%	50%	55% - 70%
Dividend yield	—	—	—

The weighted-average grant-date fair value of options granted was $6.59, $6.33 and $5.14 per share during the years ended December 31, 2018, 2017 and 2016, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of grant. The RSUs are excluded from issued and outstanding shares until they are vested.

On September 28, 2017 (the “Grant Date”), the Company granted 128,205 performance-based RSUs (“PSU Award”), under the 2013 Equity Incentive Plan, to Mir Aamir, in connection with his promotion to President and Chief Executive Officer. The original PSU Award represented the right to receive shares of the Company’s common stock upon meeting certain vesting conditions which were tied to achievement of certain Company stock price goals. The terms of the original PSU Award were subsequently modified to provide incentives based on targets directly tied to the Company’s performance. The fair value of the original PSU Award of $1.6 million was measured using a Monte Carlo simulation and will be recognized over the requisite service period. The incremental fair value of the modified award of $0.4 million was derived from the excess fair value of the modified PSU award, based on the Company’s stock price as of the modification date, over the fair value of the original PSU award, and will be recognized if the achievement of the performance condition is considered probable over the requisite service period. During the years ended December 31, 2018 and 2017, the Company recognized $0.9 million and $0.2 million stock-based compensation expense, respectively, in the consolidated financial statements related to the PSU Award.

A summary of the Company’s stock option and RSUs award activity under the Plans is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2015	2,889,301	8,469,666	$7.62	5.91	$19,231	6,786,446	$13.14
Increase in shares authorized	3,279,811	—	—	—	—	—	—
Options granted	(2,197,432)	2,197,432	8.99	—	—	—	—
Options exercised	—	(2,328,197)	4.54	—	15,485	—	—
Options canceled or expired	592,834	(592,834)	8.97	—	—	—	—
RSUs granted	(2,855,267)	—	—	—	—	2,855,267	10.37
RSUs released	—	—	—	—	—	(2,422,146)	11.92
RSUs canceled or expired	1,715,483	—	—	—	—	(1,715,483)	11.81
Balance as of December 31, 2016	3,424,730	7,746,067	$8.83	6.12	$30,507	5,504,084	$12.02
Increase in shares authorized	3,542,416	—	—	—	—	—	—
Options granted	(1,319,680)	1,319,680	$12.76	—	—	—	—
Options exercised	—	(1,435,484)	$4.32	—	$10,768	—	—
Options canceled or expired	218,035	(218,035)	$10.34	—	—	—	—
RSUs and PSUs granted	(2,517,721)	—	—	—	—	2,517,721	$12.04
RSUs released	—	—	—	—	—	(2,040,504)	$12.20
RSUs canceled or expired	787,009	—	—	—	—	(787,009)	$11.47
RSUs vested and withheld for taxes	290,366	—	—	—	—	—	—
Balance as of December 31, 2017	4,425,155	7,412,228	$10.36	6.09	$25,415	5,194,292	$12.26
Increase in shares authorized	3,727,989	—	—	—	—	—	—
Options granted	(801,000)	801,000	$13.10	—	—	—	—
Options exercised	—	(1,329,361)	$3.03	—	$13,821	—	—
Options canceled or expired	261,861	(261,861)	$11.38	—	—	—	—
RSUs granted	(2,838,879)	—	—	—	—	2,838,879	$13.12
RSUs released	—	—	—	—	—	(2,287,045)	$12.97
RSUs canceled or expired	841,965	—	—	—	—	(841,965)	$11.99
RSUs vested and withheld for taxes	880,262	—	—	—	—	—	—
Balance as of December 31, 2018	6,497,353	6,622,006	$12.12	5.96	$9,987	4,904,161	$12.48
Vested and exercisable as of December 31, 2018		5,023,286	$12.16	5.21	$9,258

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $6.7 million, $6.6 million and $3.7 million, respectively.

Additional information for options outstanding and exercisable as of December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual Term	Exercise	Number of	Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price
$0.15 - $5.33	779,837	2.25	$4.29	779,837	$4.29
$5.48 - $8.51	1,241,532	6.70	8.27	905,841	8.17
$8.65 - $13.00	2,168,338	6.25	10.77	1,638,000	10.12
$13.04 - $16.25	1,632,299	7.32	14.29	899,608	15.26
$25.00	800,000	4.87	$25.00	800,000	$25.00
	6,622,006			5,023,286

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

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected life (in years)	0.50	0.50	0.50
Risk-free interest rate	1.42% - 2.50%	0.62% - 1.42%	0.38% - 0.62%
Volatility	35 - 40%	40% - 50%	50% - 74%
Dividend yield	—	—	—

During the year ended December 31, 2018, a total of 1,149,287 shares of common stock were issued under the 2013 Employee Stock Purchase Plan (“ESPP”), since inception of the plan. As of December 31, 2018, a total of 1,650,713 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs, and ESPP included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenues	$2,315	$2,000	$1,821
Sales and marketing	6,596	6,621	5,776
Research and development	6,137	7,949	7,286
General and administrative	16,338	15,682	13,403
Total stock-based compensation expense	$31,386	$32,252	$28,286

During the years ended December 31, 2018, 2017, and 2016 the Company capitalized stock-based compensation cost of $0.1 million, $0.3 million, and zero, respectively, in projects in process as part of property and equipment, net on the accompanying consolidated balance sheets.

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

As of December 31, 2018, there was $56.6 million unrecognized stock-based compensation expense of which $10.0 million is related to stock options and ESPP and $46.6 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of December 31, 2018 will be amortized over a weighted-average period of 2.28 years. The total unrecognized stock-based compensation expense related to RSUs as of December 31, 2018 will be amortized over a weighted-average period of 2.59 years.

11. Stockholders’ Equity

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

Common Stock Repurchases

The Board of Directors has approved programs for the Company to repurchase shares of its common stock. In April 2018, the Board of Directors authorized a one-year share repurchase program (“2018 Program”) for the Company to repurchase up to $100.0 million of its common stock from May 2018 through May 2019. Stock repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases may be made in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Act.  The 2018 Program is discretionary, and we may suspend, modify or terminate the 2018 Program at any time without prior notice.

During the year ended December 31, 2018, the Company repurchased 1,264,053 shares of its common stock for an aggregate of $15.8 million under the 2018 Program. As of December 31, 2018, $84.2 million remained available for repurchases under the 2018 Program.

During the years ended December 31, 2018 and 2017, the Company retired 1,264,053 and 9,647,708 shares of its treasury stock, respectively. The Company accounted for the retirement of treasury stock by allocating the excess repurchase price over par value of the repurchased shares between additional paid-in capital and accumulated deficit. When the repurchase price of the shares repurchased is greater than the original issue proceeds, the excess is charged to accumulated deficit.

12. Income Taxes

The components of the Company’s loss before provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$26,813	$12,770	$18,041
Foreign	1,023	3,009	1,197
Total	$27,836	$15,779	$19,238

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$43
State	147	4	8
Foreign	390	173	84
Total current income tax expense (benefit)	537	177	135
Deferred:
Federal	120	(673)	142
State	102	84	14
Foreign	(277)	(290)	(50)
Total deferred income tax expense (benefit)	(55)	(879)	106
Total	$482	$(702)	$241

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal tax	(21.00%)	(34.00%)	(34.00%)
State income tax, net of federal tax benefit	0.91%	0.56%	0.11%
Tax credits	(4.55%)	(8.29%)	(8.14%)
Stock-based compensation	0.44%	(0.54%)	1.52%
Foreign income taxes at other than U.S. rates	(0.85%)	5.74%	2.29%
Acquisition related costs	1.10%	1.66%	—
Contingent consideration related to acquisitions	10.90%	12.28%	(9.04%)
162(m)	1.31%	—	—
Other	1.69%	2.93%	2.77%
IRS Settlement	—	—	(12.42%)
Tax Cuts and Jobs Act	0.00%	175.93%	—
Valuation allowance, net	11.82%	(160.72%)	58.16%
Effective tax rate	1.77%	(4.45%)	1.25%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. As of December 31, 2017, the Company recorded a provisional impact for the re-measurement of deferred taxes of $0.7 million as an income tax benefit. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $27.7 million, with a corresponding provisional valuation allowance of $28.4 million, resulting in a provisional income tax benefit of $0.7 million attributable to the re-measurement of certain indefinite lived deferred tax liabilities related to tax deductible goodwill.

The Tax Act’s new international rules, including Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), and Base Erosion Anti-Avoidance Tax (“BEAT”) are effective beginning in 2018. For year 2018, the Company has included these effects of the Tax Act in its 2018 financial statements and has concluded the impact will not be material. As of December 31, 2018, pursuant to SEC Staff Accounting Bulletin (“SAB”) 118 (regarding the application of ASC 740, Income Taxes (“ASC 740”) associated with the enactment of the Tax Act), the Company has completed its accounting under ASC 740 for the provisions of the Tax Act and no material adjustments were recorded.

The Company recorded a provision for income taxes of $0.5 million for the year ended December 31, 2018, a benefit from income taxes of $0.7 million for the year ended December 31, 2017, and a provision for income taxes of $0.2 million for the year ended December 31, 2016. The provision for income taxes for the year ended December 31, 2018 was primarily attributable to the impact of the indefinite lived deferred tax liabilities related to tax deductible goodwill, change in the geographical mix of earnings in foreign jurisdictions and state taxes. The benefit from income taxes for the year ended December 31, 2017 was primarily attributable to the provisional impact of the re-measurement of certain indefinite lived deferred tax liabilities related to tax deductible goodwill as a result of the Tax Act. The provision for income taxes for the year ended December 31, 2016 was primarily attributable to an increase in deferred tax liabilities associated with the change in fair value of contingent consideration from prior year acquisitions and a decrease in foreign income taxed at non-US tax rates.

As a result of meeting certain employment and capital investment actions under Section 10AA of the Indian Income Tax Act, the Company’s Indian subsidiary is wholly exempt from income tax for tax years beginning April 1, 2014 through March 31, 2019 and partially exempt from income tax for tax years beginning April 1, 2019 through March 31, 2024. A portion of these tax incentives will expire at the beginning April 1, 2020.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Credits and net operating loss carryforward	$100,326	$90,729
Accrued compensation	240	(31)
Deferred revenues	246	54
Stock-based compensation	6,811	7,416
Property and equipment	391	1,231
Other deferred tax assets	1,533	1,495
Total deferred tax assets	109,547	100,894
Valuation allowance	(95,301)	(84,619)

Deferred tax liabilities:
Basis difference on purchased intangible assets	6,211	6,559
Other deferred tax liabilities	9,889	11,406
Total deferred tax liabilities	16,100	17,965
Net deferred tax assets (liabilities)	$(1,854)	$(1,690)

Other deferred tax assets and liabilities are primarily comprised of the tax effects of accounts receivable reserves, sales allowances, deferred rent, and other miscellaneous accruals. As of December 31, 2018 and 2017, the Company had gross deferred tax assets of $109.6 million and $100.9 million, respectively. The Company also had deferred tax liabilities of $16.1 million and $18.0 million as of December 31, 2018 and 2017, respectively. Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which is uncertain. Based on the available objective evidence, and historical operating performance, management believes that it is more likely than not that all U.S. and certain foreign deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset with a valuation allowance. The net valuation allowance increased by approximately $10.7 million and decreased $2.6 million for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $283.9 million which will begin to expire in 2020. The Company had state net and foreign operating loss carryforwards of approximately $242.7 million and $18.5 million, respectively. As of December 31, 2018, the Company has research credit carryforwards for federal income tax purposes of approximately $14.9 million which will begin to expire in the year 2032. The Company also had state net research credit carryforwards for income tax purposes of approximately $16.9 million which can be carried forward indefinitely.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefit - beginning balance	$7,527	$6,447	$8,759
Increases for tax positions taken in prior years	—	16	313
Decreases for tax positions taken in prior years	(242)	—	(785)
Increases for tax positions taken in current year	932	1,064	1,163
Settlements	—	—	(3,003)
Unrecognized tax benefit - ending balance	$8,217	$7,527	$6,447

The unrecognized tax benefits, if recognized, would not impact the Company's effective tax rate as the recognition of these tax benefits would be offset by changes in the Company's valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions. Due to the Company’s historical loss position, all tax years from inception through December 31, 2018 remain open due to unutilized net operating losses.

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

13. Net Income (Loss) per Share

Net Loss per Share Attributable to Common Stockholders

The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net loss	$(28,318)	$(15,077)	$(19,479)

Weighted-average number of shares used to compute net loss per share, basic and diluted	93,676	89,505	84,157

Net loss per share, basic and diluted	$(0.30)	$(0.17)	$(0.23)

Basic and diluted net loss per share is the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options and ESPP	6,664	7,465	7,854
Restricted stock units	4,904	5,194	5,504
Shares held in escrow	—	1,000	2,000
Shares related to convertible senior notes	11,521	11,521	—
	23,089	25,180	15,358

14. Commitments and Contingencies

Leases

The Company leases office space under non-cancelable operating leases with lease terms ranging from one to six years. Additionally, the Company leases certain equipment under non-cancelable operating leases at its facilities and its leased data center operations.

Rent expense was $3.8 million, $4.3 million and $4.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Aggregate Future Contractual Obligations and Lease Commitments

As of December 31, 2018, the Company’s unconditional purchase commitments and minimum payments under its non-cancelable operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases
2019	$5,850	$39
2020	3,561	39
2021	1,501	12
2022	1,542	—
2023	1,563	—
2024 and thereafter	1,018	—
Total minimum payments	$15,035	$90

Less: Amount representing interest		8
Present value of capital lease obligations		82
Less: Current portion		34
Capital lease obligation, net of current portion		$48

Other Future Commitments

The Company has unconditional purchase commitments which expire through 2034 in the amount of $6.1 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which it uses for sales and marketing purposes.

The Company also has unconditional purchase commitments, primarily related to software license fees and marketing services, of $9.2 million as of December 31, 2018.

Promissory Note

In January 2017, the Company entered into a promissory note agreement with a lender to finance the purchase of computer equipment for $0.8 million to be paid in quarterly installments over three years. As of December 31, 2018, the Company had a remaining balance of $0.4 million under the agreement, which is included in other current liabilities and other non-current liabilities on the consolidated balance sheets.

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

In accordance with our bylaws and/or pursuant to indemnification agreements entered into with directors, officers and certain employees, we have indemnification obligations to our directors, officers and employees for claims brought against these persons arising out of certain events or occurrences while they are serving at our request in such a capacity. We maintain a director and officer liability insurance coverage to reduce our exposure to such obligations, and payments made under these agreements. To date, there have been no indemnification claims by these directors, officers and employees.

We maintain various insurance coverages, subject to policy limits, that enable us to recover a portion of any amounts paid by us in connection with our obligation to indemnify our customers and vendors. However, because our maximum liability associated with such indemnification obligations generally is not stated explicitly in the related agreements, and further because many states prohibit limitations of liability for such indemnified claims, the maximum potential amount of future payments we could be required to make under these indemnification provisions could significantly exceed insurance policy limits.

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

The Company believes that liabilities associated with any claims are remote, therefore the Company has not recorded any accrual for claims as of December 31, 2018 and 2017. The Company expenses legal fees in the period in which they are incurred.

15. Employee Benefit Plan

The Company maintains a defined-contribution plan in United States that is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests fully after four years of continuous employment. The Company’s matching contribution expense was $1.9 million, $1.6 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

16. Concentrations

As of December 31, 2018, there was one customer with an accounts receivable balance greater than 10% of total accounts receivable. As of December 31, 2017, there was no customer with an accounts receivable balance greater than 10% of total accounts receivable.

For the years ended December 31, 2018 and 2017, there was no customer that accounted for revenues greater than 10% of total revenues. For the year ended December 31, 2016, there was one customer that accounted for revenues greater than 10% of total revenues.

17. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these consolidated financial statements taken as a whole.

18. Selected Quarterly Financial Data (Unaudited)

The following tables set forth our quarterly unaudited consolidated statements of operations for each of the eight quarters in the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	Year Ended December 31, 2018				Year Ended December 31, 2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenues	$107,056	$103,591	$89,545	$86,766	$93,093	$81,950	$74,493	$72,579
Costs and expenses:
Cost of revenues	60,935	57,073	47,769	40,453	44,018	37,501	30,021	29,212
Sales and marketing	22,944	22,782	20,530	23,830	25,377	22,002	21,617	23,837
Research and development	10,151	11,974	12,122	12,626	11,860	12,255	12,774	13,120
General and administrative	14,311	12,574	11,528	11,392	12,726	11,702	11,803	11,893
Change in fair value of escrowed shares and contingent consideration, net	1,148	4,692	—	7,350	(5,500)	9,700	3,900	(2,585)
Total cost and expenses	109,489	109,095	91,949	95,651	88,481	93,160	80,115	75,477
Income (loss) from operations	(2,433)	(5,504)	(2,404)	(8,885)	4,612	(11,210)	(5,622)	(2,898)
Interest expense	(3,404)	(3,373)	(3,326)	(3,308)	(1,589)	—	—	—
Other income (expense), net	1,326	1,267	1,270	938	391	276	134	127
Income (loss) before income taxes	(4,511)	(7,610)	(4,460)	(11,255)	3,414	(10,934)	(5,488)	(2,771)
Provision for (benefit from) income taxes	(15)	195	200	102	(768)	(107)	270	(97)
Net income (loss)	$(4,496)	$(7,805)	$(4,660)	$(11,357)	$4,182	$(10,827)	$(5,758)	$(2,674)
Net income (loss) per share:
Basic	$(0.05)	$(0.08)	$(0.05)	$(0.12)	$0.05	$(0.12)	$(0.06)	$(0.03)
Diluted	$(0.05)	$(0.08)	$(0.05)	$(0.12)	$0.04	$(0.12)	$(0.06)	$(0.03)
Weighted-average number of common shares used in computing net income (loss) per share:
Basic	94,262	94,066	93,643	92,711	91,002	90,492	88,985	87,490
Diluted	94,262	94,066	93,643	92,711	95,679	90,492	88,985	87,490

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our CEO and CFO concluded that as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting, as stated in their attestation report, which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 and is incorporated herein by reference.

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

3.	Exhibits

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	3/11/2016

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/6/2015

4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	2/25/2014

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	1/31/2014

4.3	Indenture, dated November 17, 2017, between Quotient Technology, Inc. and U.S. Bank National Association	8-K	001-36331	4.1	11/17/2017

4.4	Form of 1.75% Convertible Senior Note due 2022 (included in Exhibit 4.3)	8-K	001-36331	4.1	11/17/2017

10.1†	Form of Indemnification Agreement for directors and officers.	S-1/A	333-193692	10.1	2/14/2014

10.2†	2000 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.2	1/31/2014

10.3†	2006 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.3	1/31/2014

10.4†	2013 Equity Incentive Plan.	S-1	333-193692	10.4	1/31/2014

10.5†	Form of Restricted Stock Unit Agreement	10-Q	001-36331	10.6	11/8/2016

10.6†	Form of Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	001-36331	10.1	11/3/2017

10.7†	Form of Option Agreement for Employees	10-Q	001-36331	10.7	11/8/2016

10.8†	Form of Option Agreement for Non-Employee Directors	10-Q	001-36331	10.8	11/8/2016

10.9†	Notice of Grant of Restricted Stock Units for Employees	10-Q	001-36331	10.1	11/9/2018

10.10†	Notice of Grant of Restricted Stock Units for Non-Employee Directors – Initial Award	10-Q	001-36331	10.2	11/3/2017

10.11†	Notice of Grant of Restricted Stock Units for Non-Employee Directors – Annual Grant	10-Q	001-36331	10.3	11/3/2017

10.12†	Amended and Restated 2013 Employee Stock Purchase Plan, dated April 25, 2017	10-Q	001-36331	10.1	5/5/2017

10.13†	Executive Bonus Plan	S-1	333-193692	10.9	2/25/2014

10.14†	Employment Offer Letter between the Registrant and Mir Aamir, dated February 18, 2014.	S-1/A	333-193692	10.6	2/25/2014

10.15†	Offer Letter of Employment with Ronald J. Fior, dated July 25, 2016	10-Q	001-36331	10.2	11/8/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.16†	Transition Agreement, by and between the Registrant and Richard Hornstein, dated January 4, 2016.	10-K	001-36331	10.8	3/11/2016

10.17†	Change of Control Severance Agreement with Steven R. Boal, dated August 2, 2016	10-Q	001-36331	10.3	11/8/2016

10.18†	Change of Control Severance Agreement with Mir Aamir, dated August 2, 2016	10-Q	001-36331	10.4	11/8/2016

10.19†	Change of Control Severance Agreement with Ronald J. Fior, dated August 2, 2016	10-Q	001-36331	10.5	11/8/2016

10.20†	Change of Control Severance Agreement with Jason Young, dated May 2, 2017					X

10.21†	Change of Control Severance Agreement with Chad Summe, dated January 1, 2018					X

10.22	Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, successor in interest to Divco West Real Estate Services, Inc., dated August 11, 2006.	S-1	333-193692	10.14	1/31/2014

10.23	Amendment No. 1 to Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, dated March 19, 2009.	S-1	333-193692	10.15	1/31/2014

10.24	Amendment No. 2 to Lease Agreement by and between the Registrant and 400 Logue LLC, dated February 25, 2015.	10-K	001-36331	10.15	3/19/2015

10.25	Office Lease Mountain View Technology Park by and between Registrant and BP MV Technology Park LLC., dated December 22, 2010.	S-1	333-193692	10.16	1/31/2014

10.26	Amendment No. 1 to Office Lease Mountain View Technology Park by and between Registrant and BP MV Technology Park LLC., dated May 31, 2012.	S-1	333-193692	10.17	1/31/2014

10.27	Amendment No. 2 to Office Lease Mountain View Technology Park by and between Registrant and GOOGLE INC. successor in interest to BP MV Technology Park LLC., dated July 1, 2016.	10-Q	333-193692	10.1	8/8/2016

10.28	Agreement and Plan of Merger by and among Quotient Technology Inc., Carrot Merger Sub, Inc., Crisp Media, Inc., and Shareholder Representative Services LLC, as Securityholder Representative, dated May 2, 2017	10-Q	001-36331	10.1	8/4/2017

10.29	Purchase Agreement, dated as of November 14, 2017, Between Quotient Technology Inc. and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule I thereto	8-K	001-36331	10.1	11/17/2017

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (Included on the signature page to this report).					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

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

Quotient Technology Inc.

Date: February 27, 2019	By:	/s/ Mir Aamir
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

Name	Title	Date

/s/ Steven Boal	Executive Chairman of the Board of Directors	February 27, 2019
Steven Boal
/s/ Mir Aamir	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019
Mir Aamir

/s/ Ronald Fior	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2019
Ronald Fior

/s/ Jody Gessow	Director	February 27, 2019
Jody Gessow

/s/ Steve Horowitz	Director	February 27, 2019
Steve Horowitz

/s/ Robert McDonald	Director	February 27, 2019
Robert McDonald

/s/ Michelle McKenna	Director	February 27, 2019
Michelle McKenna

/s/ David Oppenheimer	Director	February 27, 2019
David Oppenheimer

/s/ Scott Raskin	Director	February 27, 2019
Scott Raskin

/s/ Christy Wyatt	Director	February 27, 2019
Christy Wyatt