Form 10-Q
period 2019-03-31
Quotient Technology Inc.
filed 2019-05-10
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value	QUOT	New York Stock Exchange

As of May 3, 2019, the registrant had 93,656,678 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$286,458	$302,028
Short-term investments	—	20,738
Accounts receivable, net of allowance for doubtful accounts of $1,331 and $1,200 at March 31, 2019 and December 31, 2018, respectively	108,323	112,108
Prepaid expenses and other current assets	10,931	10,044
Total current assets	405,712	444,918
Property and equipment, net	15,379	15,579
Intangible assets, net	76,085	81,724
Goodwill	118,821	118,821
Other assets	8,628	1,311
Total assets	$624,625	$662,353
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,478	$17,060
Accrued compensation and benefits	8,099	13,107
Other current liabilities	42,797	53,255
Deferred revenues	9,807	8,686
Contingent consideration related to acquisitions	24,893	—
Total current liabilities	103,074	92,108
Other non-current liabilities	7,668	3,622
Contingent consideration related to acquisitions	7,133	28,963
Convertible senior notes, net	158,276	155,719
Deferred tax liabilities	1,854	1,854
Total liabilities	278,005	282,266
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 93,536,042 and 94,995,211 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	689,809	703,023
Accumulated other comprehensive loss	(814)	(844)
Accumulated deficit	(342,376)	(322,093)
Total stockholders’ equity	346,620	380,087
Total liabilities and stockholders’ equity	$624,625	$662,353

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$98,107	$86,766
Costs and expenses:
Cost of revenues	56,823	40,453
Sales and marketing	25,523	23,830
Research and development	10,370	12,626
General and administrative	13,623	11,392
Change in fair value of escrowed shares and contingent consideration, net	3,062	7,350
Total costs and expenses	109,401	95,651
Loss from operations	(11,294)	(8,885)
Interest expense	(3,439)	(3,308)
Other income (expense), net	1,531	938
Loss before income taxes	(13,202)	(11,255)
Provision for income taxes	26	102
Net loss	$(13,228)	$(11,357)
Net loss per share, basic and diluted	$(0.14)	$(0.12)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	94,263	92,711

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(13,228)	$(11,357)
Other comprehensive income (loss):
Foreign currency translation adjustments	30	(22)
Comprehensive loss	$(13,198)	$(11,379)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Total stockholders' equity, beginning balances	$380,087	$398,041

Common stock and additional paid-in capital:
Beginning balances	$703,023	$686,025
Stock-based compensation	8,102	7,857
Exercise of employee stock options	1,443	1,675
Payments for taxes related to net share settlement of equity awards	(4,651)	(6,859)
Retirement of treasury stock	(18,107)	—
Change in fair value of escrowed shares related to a services and data agreement	—	1,350
Ending balance	$689,810	$690,048

Treasury stock:
Beginning balances	$—	$—
Repurchase of common stock	(25,162)	—
Retirement of treasury stock	25,162	—
Ending balance	$—	$—

Accumulated other comprehensive loss:
Beginning balances	$(844)	$(700)
Other comprehensive income (loss)	30	(22)
Ending balance	$(814)	$(722)

Accumulated deficit:
Beginning balances	$(322,093)	$(287,285)
Cumulative-effect of accounting change	—	105
Retirement of treasury stock	(7,055)	—
Net loss	(13,228)	(11,357)
Ending balance	$(342,376)	$(298,537)

Total stockholders' equity, ending balances	$346,620	$390,789

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,228)	$(11,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,722	4,417
Stock-based compensation	8,048	7,796
Amortization of debt discount and issuance cost	2,558	2,425
Loss on disposal of property and equipment	3	2
Allowance for doubtful accounts	132	95
Deferred income taxes	25	102
Change in fair value of escrowed shares and contingent consideration, net	3,062	7,350
Changes in operating assets and liabilities:
Accounts receivable	3,652	(4,433)
Prepaid expenses and other current assets	(791)	(1,634)
Accounts payable and other current liabilities	2,418	(5,783)
Accrued compensation and benefits	(5,004)	(5,901)
Deferred revenues	1,121	668
Net cash provided by (used in) operating activities	9,718	(6,253)

Cash flows from investing activities:
Purchases of property and equipment	(1,994)	(1,713)
Purchase of intangible assets	(14,611)	—
Purchases of short-term investments	—	(25,721)
Proceeds from maturities of short-term investment	20,738	34,750
Net cash provided by investing activities	4,133	7,316

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	1,443	1,675
Payments for taxes related to net share settlement of equity awards	(4,651)	(6,857)
Repurchases and retirement of common stock under share repurchase program	(26,134)	—
Principal payments on promissory note and capital lease obligations	(77)	(82)
Net cash used in financing activities	(29,419)	(5,264)
Effect of exchange rates on cash and cash equivalents	(2)	13
Net decrease in cash and cash equivalents	(15,570)	(4,188)
Cash and cash equivalents at beginning of period	302,028	334,635
Cash and cash equivalents at end of period	$286,458	$330,447

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$57	$42
Cash paid for interest	$6	$8

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	$826	$320
Repurchase of common stock not settled	$586	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2019 or for any other period.

There have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes except for the adoption of the requirements of Accounting Standards Update ("ASU") No. 2016-02, Leases, effective January 1, 2019 using the modified retrospective transition method.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, valuation of assets acquired and liabilities assumed in a business combination, useful lives of intangible assets and property and equipment, estimates related to recovery of long-lived assets and goodwill, stock-based compensation, measurement of contingent consideration, restructuring accruals, classification of current and non-current deferred revenue, debt discounts, and income taxes, deferred income tax assets and associated valuation allowances. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

Leases

Topic 842: In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs.

The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. The Company has elected certain practical expedients, which allows the Company not to reassess (i) whether any expired or existing contracts as of the adoption date are or contain a lease, (ii) lease classification for any expired or existing leases as of the adoption date and (iii) initial direct costs for any existing leases as of the adoption date. The Company has elected to account for lease and non-lease components as a single lease component. In addition, the Company has elected not to recognize right-of-use assets and liabilities for short-term leases with terms of twelve months or less. The adoption of ASU 2016-02 on January 1, 2019, resulted in the recognition of 1) right-of-use assets of $8.5 million, adjusted for deferred rent and lease incentives as of the adoption date, and 2) lease liabilities for operating leases of $11.5 million on its condensed consolidated balance sheet, with no material impact to its condensed consolidated statements of operations and cash flows. Refer to Note 13 for further information regarding the impact of adoption of the standard on the Company’s condensed consolidated financial statements.

Revenue from Contracts with Customers

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

The Company adopted Topic 606 as of January 1, 2018, using the modified retrospective method.

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

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

Topic 350: In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The Company early adopted this standard, as of October 1, 2018, on a prospective basis for applicable implementation costs. The adoption did not have a material impact on the Company's consolidated financial statements in the fourth quarter of 2018.

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

Deferred Revenues

Deferred revenues consist of coupon setup fees, coupon transaction fees and digital media fees that are expected to be recognized upon coupon activations, or delivery of media impressions or clicks, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for the three months ended March 31, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations of $6.2 million, partially offset by $5.1 million of recognized revenue.

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

	Three Months Ended March 31,
	2019	2018
Promotion	$63,567	$63,783
Media	34,540	22,983
Total Revenue	$98,107	$86,766

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$143,259	—	—	$143,259
U.S. Treasury Bills	40,855	—	—	40,855
Short-Term investments:
Certificate of deposit	—	—	—	—
Total	$184,114	$—	$—	$184,114
Liabilities:
Contingent consideration related to acquisitions	—	—	32,026	32,026
Total	$—	$—	$32,026	$32,026

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$142,507	—	—	$142,507
U.S. Treasury Bills	19,689	—	—	19,689
Short-Term investments:
Certificate of deposit	—	20,738	—	20,738
Total	$162,196	$20,738	$—	$182,934
Liabilities:
Contingent consideration related to acquisitions	—	—	28,963	28,963
Total	$—	$—	$28,963	$28,963

The valuation technique used to measure the fair value of money market funds and U.S. Treasury Bills includes using quoted prices in active markets. The money market funds have a fixed net asset value (NAV) of $1. The valuation technique to measure the fair value of certificate of deposits included using quoted prices in active markets for similar assets.

The contingent consideration as of March 31, 2019 relates to the acquisition of MLW Squared Inc. (“Ahalogy”) and Elevaate Ltd. (“Elevaate”). The contingent consideration as of March 31, 2018 relates to the acquisition of Crisp Media, Inc. (“Crisp”). The fair values of contingent consideration are based on the expected achievement of certain revenue targets as defined under the acquisition agreements and were estimated using an option pricing method with significant inputs that are not observable in the market, thus classified as a Level 3 instrument. The inputs included the expected achievement of certain financial metrics over the contingent consideration period, volatility and discount rate. The fair-value of the contingent consideration is classified as a liability and is re-measured each reporting period. Refer to Note 6 for further details related to the acquisitions.

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended March 31, 2019
	Elevaate	Ahalogy
	Level 3	Level 3
Balance at the beginning of period	$6,121	$22,842
Change in fair value during the period	1,012	2,051
Balance as of March 31, 2019	$7,133	$24,893

Three Months Ended March 31, 2018
Crisp
Level 3
Balance at the beginning of period	$18,500
Change in fair value during the period	6,000
Balance as of March 31, 2018	$24,500

For the three months ended March 31, 2019 and 2018, the Company recorded a charge of $3.1 million and $6.0 million, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying condensed consolidated statements of operations.

Fair Value Measurements of Other Financial Instruments

As of March 31, 2019 and December 31, 2018, the fair value of the Company’s 1.75% convertible senior notes due 2022 was $188.3 million and $187.5 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities are valued on the date of acquisition for businesses acquired on a nonrecurring basis.

As of March 31, 2019 and December 31, 2018, there were no assets and liabilities that are required to be measured at fair value on a nonrecurring basis.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at the beginning of period	$1,200	$786
Bad debt expense	132	95
Write-offs	(1)	(67)
Balance at the end of period	$1,331	$814

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Software	$40,381	$37,987
Computer equipment	24,372	23,986
Leasehold improvements	8,195	8,147
Furniture and fixtures	2,078	2,057
Total	75,026	72,177
Accumulated depreciation and amortization	(60,860)	(59,348)
Projects in process	1,213	2,750
Total property and equipment, net	$15,379	$15,579

Depreciation and amortization expense related to property and equipment was $1.8 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.

The Company capitalized internal use software development and enhancement costs of $1.0 million and $0.9 million during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and 2018, the Company had $0.6 million and zero, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense and recorded as cost of revenues. The unamortized capitalized development costs were $5.7 million and $6.1 million as of March 31, 2019 and December 31, 2018, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Commissions	$2,760	$4,104
Bonus	2,358	5,997
Payroll and related expenses	2,561	1,938
Vacation	420	359
Severance related to restructuring	—	709
Total accrued compensation and benefits	$8,099	$13,107

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Distribution fees	$16,354	$15,389
Prefunded liability	5,255	5,131
Traffic acquisition cost	3,899	2,417
Operating lease liabilities	4,362	—
Marketing expenses	2,117	2,416
Interest payable	1,157	282
Facility exit costs related to restructuring	—	1,019
Liability related to purchased intangible asset	—	14,500
Other	9,653	12,101
Total other current liabilities	$42,797	$53,255

6. Acquisitions

Acquisition of Elevaate

On October 26, 2018, the Company acquired all the outstanding shares of Elevaate, a sponsored search company for retail partners and CPG brands.

The total preliminary acquisition consideration of $13.3 million consisted of $7.2 million in cash and contingent consideration of up to $18.5 million payable in cash with an estimated fair value of $6.1 million as of the acquisition date. The contingent consideration payout is based on Elevaate achieving certain financial metrics between February 1, 2019 through January 31, 2021. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration will be remeasured every reporting period. Refer to Note 3 for the fair value of contingent consideration at March 31, 2019.

Acquisition of SavingStar, Inc.

On August 27, 2018, the Company acquired all the outstanding shares of SavingStar, Inc. (“SavingStar”), a digital promotions company with a CRM platform designed to help brands build and track loyalty programs with their consumers.

The total preliminary acquisition consideration at closing consisted of $7.5 million in cash. In addition, SavingStar may receive potential contingent consideration of up to $10.6 million payable in all cash, subject to achieving certain financial metrics between closing through February 29, 2020. At the date of acquisition and March 31, 2019, the contingent consideration’s fair value was determined to be zero using an option pricing model. The fair value of the contingent consideration is remeasured every reporting period.

Acquisition of Ahalogy

On June 1, 2018, the Company acquired all the outstanding shares of Ahalogy, an influencer marketing firm that delivers premium content across social media channels for CPG brands. The acquisition enhances the Company’s performance media solutions for CPGs and retailers, adding social media expertise and a roster of influencers.

The total preliminary acquisition consideration of $36.4 million consisted of $21.8 million in cash and contingent consideration of up to $30.0 million payable in all cash with an estimated fair value of $14.6 million as of the acquisition date. The contingent consideration payout is based on Ahalogy achieving certain financial metrics between closing through December 31, 2019. At the date of acquisition, the contingent consideration’s fair value was determined by using an option pricing model. The fair value of the contingent consideration is remeasured every reporting period. Refer to Note 3 for the fair value of contingent consideration at March 31, 2019.

The Elevaate, SavingStar and Ahalogy, transactions were each accounted for as a business combination. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date when control was obtained. The Company expensed all transaction costs in the period in which they were incurred. The Company acquired various intangible assets resulting from these acquisitions, such as, customer relationships, vendor relationships, developed technologies and trade names. The fair value of the customer relationships was determined by using a discounted cash flow model. The fair value of the vendor relationships was determined by using a cost approach. The fair value of developed technologies was determined by using the relief from royalty method or the with-and-without method. The fair value of trade names was determined by using the relief from royalty method. The excess of the consideration paid over the fair value of the net tangible assets and liabilities and identifiable intangible assets acquired is recorded as goodwill. The goodwill arising from the acquisitions are largely attributable to the synergies expected to be realized. None of the goodwill recorded from the acquisitions will be deductible for income tax purposes.

For each of these transactions, the fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so management engaged a third-party valuation specialist to measure the fair value of identifiable intangible assets and obligations related to deferred revenue and contingent consideration. The estimated fair value of the identifiable assets acquired and liabilities assumed in the relevant acquisition is based on management’s best estimates. As the Company finalizes certain valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to these acquisitions are subject to change and the final purchase price accounting could be different from the amounts presented herein.

The following table summarizes the preliminary acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	(1) Acquisition Related Expenses
Elevaate	$13,346	$(60)	$3,781	$9,625	Not Deductible	$549
SavingStar	$7,485	$(1,126)	$2,577	$6,034	Not Deductible	$419
Ahalogy	$36,432	$2,196	$11,580	$22,656	Not Deductible	$684
	$57,263	$1,010	$17,938		Not Deductible	$1,652

(1)	Expensed as general and administrative

The following sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Elevaate	Estimated Useful Life (in Years)	SavingStar	Estimated Useful Life (in Years)	Ahalogy	Estimated Useful Life (in Years)
Developed technologies	$3,307	5.0	$1,476	3.0	$3,100	4.0
Customer relationships	379	5.0	1,040	3.0	6,210	6.0
Trade names	95	3.0	61	1.5	650	4.0
Vendor relationships	—	—	—	—	1,620	2.0
Total identifiable intangible assets	$3,781		$2,577		$11,580

7. Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	March 31, 2019
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,684	$(9,121)	$25,563	2.9
Promotion service rights	29,548	(7,987)	21,561	4.8
Developed technologies	20,070	(9,440)	10,630	3.0
Customer relationships	19,290	(9,974)	9,316	4.4
Data access rights	10,801	(5,007)	5,794	3.1
Domain names	5,948	(5,364)	584	0.4
Trade names	2,573	(1,083)	1,490	2.5
Vendor relationships	2,510	(1,564)	946	1.2
Patents	975	(834)	141	3.4
Registered users	420	(360)	60	0.7
	$126,819	$(50,734)	$76,085	3.5

	December 31, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,476	$(6,838)	$27,638	3.2
Promotion service rights	29,492	(7,248)	22,244	5.1
Developed technologies	20,070	(8,353)	11,717	3.2
Customer relationships	19,290	(9,145)	10,145	4.5
Data access rights	10,801	(4,544)	6,257	3.3
Domain names	5,948	(5,260)	688	0.5
Trade names	2,573	(923)	1,650	2.7
Vendor relationships	2,510	(1,364)	1,146	1.4
Patents	975	(821)	154	3.6
Registered users	420	(335)	85	1.0
	$126,555	$(44,831)	$81,724	3.7

As of March 31, 2019 and December 31, 2018, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $5.9 million and $2.8 million during the three months ended March 31, 2019 and 2018, respectively. Estimated future amortization expense related to intangible assets as of March 31, 2019 is as follows (in thousands):

Total
2019, remaining nine months	$17,285
2020	21,121
2021	15,206
2022	9,304
2023	4,949
2024 and beyond	812
Total estimated amortization expense	$68,677

8. Debt Obligations

2018 Convertible Senior Notes

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

The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

	March 31,	March 31,
	2019	2018
Principal	$200,000	$200,000
Unamortized debt discount	(38,322)	(47,435)
Unamortized debt issuance costs	(3,402)	(4,319)
Net carrying amount of the liability component	$158,276	$148,246

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the condensed consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of March 31, 2019 and December 31, 2018.

The following table sets forth the interest expense related to the notes recognized in interest expense on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Contractual interest expense	$875	$875
Amortization of debt discount	2,328	2,197
Amortization of debt issuance costs	230	229
Total interest expense related to the Notes	$3,433	$3,301

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

Stock Options

The fair value of each option was estimated using the Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Three Months Ended March 31,
	2019	2018
Expected life (in years)	6.02	6.02
Risk-free interest rate	2.66%	2.66%
Volatility	50%	50%
Dividend yield	—	—

The weighted-average grant-date fair value of options was $5.01 and $6.59 per share during the three months ended March 31, 2019 and 2018, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2018	6,497,353	4,904,161	$12.48	6,622,006	$12.12	5.96	$9,987
Increase in shares authorized	3,799,808	—	—	—	—	—	—
Options granted	(1,317,926)	—	—	1,317,926	$9.96	—	—
Options exercised	—	—	—	(302,948)	$4.76	—	$1,949
Options canceled or expired	57,287	—	—	(57,287)	$11.20	—	—
RSUs granted	(2,427,631)	2,427,631	$9.99	—	—	—	—
RSUs vested	—	(1,207,853)	$12.26	—	—	—	—
RSUs canceled or expired	248,484	(248,484)	$12.16	—	—	—	—
RSUs vested and withheld for taxes	(458,337)	—	—	—	—	—	—
Balance as of March 31, 2019	6,399,038	5,875,455	$11.52	7,579,697	$12.05	6.69	$5,973
Vested and exercisable as of March 31, 2019				4,878,570	$12.58	5.41	$5,639

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options vested was $1.3 million and $2.4 million during the three months ended March 31, 2019 and 2018, respectively.

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

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended March 31,
	2019	2018
Expected life (in years)	0.50	0.50
Risk-free interest rate	2.50%	1.42%
Volatility	35%	40%
Dividend yield	—	—

As of March 31, 2019, a total of 1,149,287 shares of common stock were issued under the ESPP since inception of the plan. As of March 31, 2019, a total of 2,050,713 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$602	$540
Sales and marketing	1,738	1,600
Research and development	1,366	1,827
General and administrative	4,342	3,829
Total stock-based compensation expense	$8,048	$7,796

As of March 31, 2019, there was $76.6 million of unrecognized stock-based compensation expense, of which $14.9 million is related to stock options and ESPP shares and $61.7 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of March 31, 2019 will be amortized over a weighted-average period of 2.91 years. The total unrecognized stock-based compensation expense related to RSUs as of March 31, 2019 will be amortized over a weighted-average period of 2.93 years.

During the three months ended March 31, 2019 and 2018, the Company capitalized $0.1 million in each respective period of stock-based compensation expense in projects in process as part of property and equipment, net on the accompanying condensed consolidated balance sheets.

10. Common Stock Repurchase Programs

The Board of Directors has approved programs for the Company to repurchase shares of its common stock. In April 2018, the Board of Directors authorized a one-year share repurchase program (“2018 Program”) for the Company to repurchase up to $100.0 million of its common stock from May 2018 through May 2019. During the three months ended March 31, 2019, the Company repurchased and retired 2,511,633 shares of its common stock for an aggregate of $25.2 million. As of March 31, 2019, $59.0 million remained available for repurchases under the 2018 Program.

Additionally, in April 2019, the Company’s Board of Directors authorized a one-year share repurchase program (“2019 Program”) for the Company to repurchase up to $60.0 million of its common stock from May 2019 through May 2020. The 2019 Program will commence after the termination of the 2018 Program. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2019 Program at any time without prior notice.

11. Income Taxes

The Company recorded a provision for income taxes of $26 thousand and $0.1 million during the three months ended March 31, 2019 and 2018, respectively. The provision for income taxes for the three months ended March 31, 2019 and 2018 was primarily attributable to the Company’s foreign operations.

12. Net Loss Per Share

The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net loss	$(13,228)	$(11,357)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	94,263	92,711

Net loss per share, basic and diluted	$(0.14)	$(0.12)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options and ESPP	7,705	8,071
Restricted stock units	5,875	5,715
Shares held in escrow	—	1,000
Shares related to convertible senior notes	11,521	11,521
	25,101	26,307

13. Leases

The Company has entered into operating leases primarily for office facilities. These leases have terms which typically range from 1 year to 5 years, and often include options to renew. These renewal terms can extend the lease term up to 6 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. Effective January 1, 2019, these operating leases are included as right-of-use assets in other assets on the condensed consolidated balance sheets, as a result of the adoption of the new leasing standard as discussed under Note 2 to the condensed consolidated financial statements, and represent the Company’s right to use the underlying asset for the lease term. The present value of the Company’s obligation to make lease payments are included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized 1) right-of-use assets of $8.5 million, adjusted for deferred rent and lease incentives as of the adoption date, and 2) lease liabilities for operating leases of $11.5 million on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term.

The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of March 31, 2019, the Company’s lease commitment of $6.1 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's condensed consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.

All operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2019, the Company recognized $0.9 million in total lease costs, which is comprised of $0.8 million in operating lease costs for right-of-use assets and $0.1 million in short-term lease costs related to short-term operating leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for office facilities which may contain lease and non-lease components which it has elected to be treated as a single lease component due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.

Supplemental cash flow information related to operating leases was as follows (in thousands):

Three Months Ended March 31,
2019
Cash paid for operating lease liabilities	$1,348
Right-of-use assets obtained in exchange for lease obligations	12,955

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

Three Months Ended March 31,
2019
Operating right-of-use assets reported as:
Other assets	$7,400

Operating lease liabilities reported as:
Other current liabilities	$4,362
Other non-current liabilities	7,412
Total operating lease liabilities	$11,774

Weighted average remaining lease term (in years)	3.7
Weighted average discount rate	7.9%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2019, remaining 9 months	$4,170
2020	3,536
2021	1,884
2022	1,572
2023	1,551
2024 and thereafter	909
Total lease payments	$13,622

Less: Imputed Interest	(1,848)
Total	$11,774

14. Commitments and Contingencies

Purchase Obligations

The Company has unconditional purchase commitments, primarily related to software license fees and marketing services, of $10.5 million as of March 31, 2019.

Promissory Note

In January 2017, the Company entered into a promissory note agreement with a lender to finance the purchase of computer equipment for $0.8 million to be paid in quarterly installments over three years. As of March 31, 2019, the Company had a remaining balance of $0.3 million under the agreement, which is included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for claims as of March 31, 2019 and December 31, 2018. The Company expenses legal fees in the period in which they are incurred.

15. Employee Benefit Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year. Previously, the Company’s 401(k) plan contributions vest over four years after continuous employment. The Company’s matching contribution expense was $0.7 million and $0.6 million during the three months ended March 31, 2019 and 2018, respectively.

16. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these condensed consolidated financial statements taken as a whole.

17. Subsequent Events

In April 2019, the Company’s Board of Directors authorized the 2019 Program for the Company to repurchase up to $60.0 million of its common stock from May 2019 through May 2020. The 2019 Program will commence after the termination of the 2018 Program. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2019 Program at any time without prior notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed on February 27, 2019 with the SEC. In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. The forward looking statements reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences are described in “Risk Factors” set forth in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q.

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

For our retail partners, we provide a digital platform, Retailer iQ, to directly engage with shoppers across their websites, mobile, e-commerce, and social channels. This platform is generally co-branded or white-labeled through retailers’ savings or loyalty programs and uses shopper data to deliver relevant digital promotions from brand marketers and retailers to shoppers.

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

As our business evolves, we will continue to offer new integrated solutions and pricing with CPGs and retailers, which may impact how we monetize transactions. For example, we offer results-based pricing, a la carte, and/or integrated solutions.

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

Seasonality

Some of the Company’s products experience seasonal sales and buying patterns mirroring those in the CPG, retail, advertising, media and e-commerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of the Company’s fiscal year. Seasonality may also be affected by CPG annual budget cycles, as some large CPGs have fiscal years ending in June. We believe that this seasonality pattern has affected, and will continue to affect, our business and the associated revenues during the first half and second half of our fiscal year. We recognized 54%, 54% and 52% of our annual revenue during the second half of 2018, 2017 and 2016, respectively.

First Quarter 2019 Overview

Quarterly revenues of $98.1 million in the first quarter of 2019 increased by $11.3 million, or 13%, as compared to the same period in 2018. The year over year increase in our quarterly revenues primarily related to an increase in media revenue, including incremental revenue related to the acquisition of Ahalogy that occurred in the second quarter of 2018.

Our net loss of $13.2 million in the first quarter of 2019 increased by $1.9 million, as compared to the net loss of $11.4 million in the same period in 2018. The increase in our net loss in the first quarter of 2019, as compared to the same period in 2018, was primarily the result of a decrease in margins primarily due to the shift in our product mix, as revenues from media, as a percentage of revenue, continue to increase as compared to promotion revenue (such media revenues have higher data and traffic acquisition costs related to offsite media on non-owned-and-operated properties), as well as an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platform, and an increase in amortization expense related to acquired intangible assets including certain exclusivity rights acquired under strategic partnerships, partially offset by the benefit of not remeasuring the fair value of escrowed shares during the first quarter of 2019 since the contingencies have been met and the shares have been released. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.

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

We define a “transaction” as any action that generates revenue, directly or indirectly, including per item transaction fees, such as, coupon activation fees and coupon redemption fees, volume-based fixed fees and revenue sharing. Transactions continue to exclude retailer offers that generate no direct revenue. Transactions indirectly generate revenue when the action is not paid for on a per item basis, but is part of an agreement which generates revenue for offer services; for example, transactions after a fixed fee cap has been reached would be included in our definition. This definition of transaction does not impact the number of transactions reported in prior filings. The number of transactions on our platform has historically been an important indicator of our ability to grow our revenues, however, as our business continues to evolve with the shift to digital paperless and various pricing models, we believe transaction volume on our platform is no longer a predictive indicator of future operating performance.

We plan to discontinue providing the number of transactions after the first quarter of 2019, as it no longer is indicative of the health of the business.

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net loss	$(13,228)	$(11,357)
Adjusted EBITDA	8,360	11,880
Transactions	944,849	1,027,297

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
•

Adjusted EBITDA also does not include the effects of stock-based compensation, amortization of acquired intangible assets, charges related to ERP software implementation costs, net change in fair value of escrowed shares and contingent consideration, interest expense, other (income) expense, net, provision for income taxes, certain acquisition related costs and restructuring charges; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net loss	$(13,228)	$(11,357)
Adjustments:
Stock-based compensation	8,048	7,796
Depreciation, amortization and other(1)	8,544	5,619
Change in fair value of escrowed shares and contingent consideration, net	3,062	7,350
Interest expense	3,439	3,308
Other (income) expense, net	(1,531)	(938)
Provision for income taxes	26	102
Total adjustments	$21,588	$23,237

Adjusted EBITDA	$8,360	$11,880

(1)

For the three months ended March 31, 2019, Other includes certain acquisition related costs of $0.8 million. For the three months ended March 31, 2018, Other includes ERP software implementation costs related to service agreements of $0.05 million and restructuring charges of $1.2 million. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period, and diligence, accounting, and legal expenses incurred related to certain acquisitions. Restructuring charges relate to severance for impacted employees.

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

Ability to scale Retail Performance Media and further integrate with Retailers.    Our ability to grow our revenues will depend upon our ability to continue to successfully implement and scale Retailer iQ and Retail Performance Media among retailers. If we are unable to continue to successfully maintain our Retailer iQ and Retail Performance Media partners, or if our retail partners do not provide sufficient support to our platforms, the growth in our revenues will be adversely affected. Our ability to grow our revenue in the future is also dependent upon our ability to further integrate digital promotions and media into retailers’ loyalty or POS systems and other channels so that CPGs and retailers can more effectively engage consumers and drive their own sales.

Growth of our consumer selection and digital offerings.    Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Retailer iQ, Retailer Performance Media, sponsored search, mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail together with cash-back offers, leverage our reach to consumers and the strength of our platform to broaden the selection and consumers use of digital coupons as well as targeted printed offers at checkout, manage the transition from digital print coupons to digital paperless coupons as well as the transition from desktop to mobile platforms, and invest in solutions around our data and analytic capabilities, referred to as Quotient Analytics Cloud and Quotient Audience Cloud, for CPGs and retailers.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
(in thousands, except percentages)	2019		2018
Revenues	$98,107	100.0%	$86,766	100.0%
Costs and expenses:
Cost of revenues	56,823	57.9%	40,453	46.6%
Sales and marketing	25,523	26.0%	23,830	27.5%
Research and development	10,370	10.6%	12,626	14.6%
General and administrative	13,623	13.9%	11,392	13.1%
Change in fair value of escrowed shares and contingent consideration, net	3,062	3.1%	7,350	8.5%
Total cost and expenses	109,401	111.5%	95,651	110.2%
Loss from operations	(11,294)	(11.5)%	(8,885)	(10.2)%
Interest expense	(3,439)	(3.5)%	(3,308)	(3.8)%
Other income (expense), net	1,531	1.6%	938	1.1%
Loss before income taxes	(13,202)	(13.4)%	(11,255)	(12.9)%
Provision for income taxes	26	—%	102	0.1%
Net loss	$(13,228)	(13.4)%	$(11,357)	(13.0)%

Disaggregated Revenue

The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Promotion	$63,567	$63,783	$(216)	0%
Media	34,540	22,983	11,557	50%
Total Revenue	$98,107	$86,766	$11,341	13%

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Revenues	$98,107	$86,766	$11,341	13%

Revenues for the three months ended March 31, 2019 increased by $11.3 million, or 13%, as compared to the same period in 2018. The increase was primarily due to growth in media revenue, including incremental revenue related to our acquisition of Ahalogy in the second quarter of 2018. Revenues from digital promotion transactions and digital media campaigns were 65% and 35%, respectively, of total revenues for the three months ended March 31, 2019, as compared to 74% and 26%, respectively, of total revenues during the same period in 2018. Transactions during the three months ended March 31, 2019 were approximately 0.9 billion, as compared to 1.0 billion during the same period in 2018.

We expect revenue growth in 2019 from increased media revenues as well as promotion revenues with anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Cost of revenues	$56,823	$40,453	$16,370	40%
Gross profit	$41,284	$46,313	$(5,029)	(11)%
Gross margin	42%	53%

Cost of revenues for the three months ended March 31, 2019 increased by $16.4 million, or 40%, as compared to the same period in 2018. The increase was primarily due to an increase of $11.4 million in data and traffic acquisition costs for offsite media on non-owned-and-operated properties as well as an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platform, an increase in amortization expense of $3.3 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, an increase in overhead expenses related to facilities and infrastructure support of $1.2 million, and an increase in compensation costs, including stock-based compensation of $0.8 million, partially offset by a decrease in data center expenses of $0.2 million, and a decrease in restructuring charges of $0.1 million.

Gross margin for the three months ended March 31, 2019 decreased to 42%, as compared to 53% during the same periods in 2018, primarily due to the continued shift in our product mix as revenues from media, which have higher data and traffic acquisition costs related to offsite media, as a percentage of our total revenue, continue to increase compared to our promotion revenue. The decrease is also attributable to an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platform and increase in amortization expense related to acquired intangible assets.

We expect the costs associated with distribution and third-party service fees to continue to increase in the future as we continue to expand and scale our distribution network and reach. We expect pressure on our gross margin as our growth strategy evolves and our product mix continues to change.

Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Sales and marketing	$25,523	$23,830	$1,693	7%
Percent of revenues	26%	27%

Sales and marketing expenses consist primarily of compensation, including salaries and benefits, sales commissions and stock-based compensation provided to our sales and marketing personnel, as well as facility costs and other related overhead costs; marketing programs, amortization of acquired intangibles, and travel costs.

Sales and marketing expenses for the three months ended March 31, 2019 increased by $1.7 million, or 7%, as compared to the same period in 2018. The increase was primarily the result of an increase in compensation costs of $2.9 million from acquisitions and hiring additional employees to support our growth and business objectives, an increase in intangible asset amortization expense of $0.4 million related to our acquisitions, an increase in facilities expense of $0.3 million, partially offset by reduced spending in promotional and advertising costs of $1.3 million resulting from our expense management efforts, and a decrease in restructuring charges of $0.6 million due to severance for impacted employees.

We expect to continue to invest in sales and marketing in order to support our growth and business objectives, while continuing to optimize our investment in promotional and advertising activities.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Research and development	$10,370	$12,626	$(2,256)	(18)%
Percent of revenues	11%	15%

Research and development expenses consist primarily of compensation, including salaries, bonuses, and benefits, and stock-based compensation provided to our engineering personnel, as well as facility costs and other related overhead costs; costs related to development of new products and the enhancement of existing products; and fees for design, testing, consulting, and other related services.

Research and development expenses for the three months ended March 31, 2019 decreased by $2.3 million, or 18%, as compared to the same period in 2018. The decrease was primarily due to a decrease in compensation costs of $1.4 million, a decrease in overhead expenses related to facilities and infrastructure support of $0.7 million, and a decrease in restructuring charges of $0.4 million primarily related to severance for the impacted employees, partially offset by an increase in capitalization of internal use software development costs of $0.2 million.

We believe that continued investment in technology is critical to attaining our strategic objectives. We intend to balance our investment in research and development with our continued operational and cost optimization efforts, as it provides us with the ability to invest in strategic areas, while managing growth in future periods. We expect to incur additional research and development expenses in future periods to expand our tools and products that will enable our business to scale and provide more offerings to our customers, and as we invest in a technology solution to comply with the upcoming California Consumer Privacy Act, which is effective January 1, 2020.

General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
General and administrative	$13,623	$11,392	$2,231	20%
Percent of revenues	14%	13%

General and administrative expenses consist primarily of compensation, including salaries, bonuses, and benefits, and stock-based compensation provided to our executives, finance, legal, human resource and administrative personnel, as well as facility costs and other related overhead costs; fees paid for professional services, including legal, tax, accounting services, and other related services.

General and administrative expenses for the three months ended March 31, 2019 increased by $2.2 million, or 20%, as compared to the same period in 2018. The increase was primarily due to an increase in compensation costs of $1.3 million from acquisitions and hiring additional employees to support our growth and business objectives, an increase in acquisition related charges of $0.8 million, and an increase in professional service fees of $0.2 million, partially offset by a decrease in restructuring charges of $0.1 million primarily related to severance for the impacted employees.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and incur additional legal and compliance costs associated with the upcoming California Consumer Privacy Act, which is effective January 1, 2020.

Change in Fair Value of Escrowed Shares and Contingent Consideration

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$3,062	$7,350	$(4,288)	(58)%
Percent of revenues	3%	8%

During the three months ended March 31, 2019, we recorded a charge of $3.1 million in total related to the remeasurement of Ahalogy and Elevaate contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period.

During the three months ended March 31, 2018, we recorded an expense of $7.4 million, consisting of $1.4 million due to the increase in fair value of certain escrowed shares resulting from the increase in the Company’s stock price and $6.0 million due to the change in fair value of Crisp contingent consideration.

As of December 31, 2018, the contingencies for releasing the remaining installment of 1,000,000 shares held in escrow were met. Accordingly, the remeasurement period ended at that time. During the first quarter of 2019, the remaining shares were released from escrow.

Interest Expense and Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Interest expense	$(3,439)	$(3,308)	(131)	4%
Other income (expense), net	1,531	938	593	63%
	$(1,908)	$(2,370)	$462	(19)%

Interest expense is primarily related to the convertible senior notes, promissory note and finance lease obligations.

Other income (expense), net consists primarily of interest income on short-term certificate of deposits and U.S. Treasury Bills held as cash equivalents. The increase in other income (expense), net during the three months ended March 31, 2019, as compared to the same period in 2018, was due to interest income earned on short-term certificate of deposits and U.S. Treasury Bills held as cash equivalents, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.

Provision for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Provision for income taxes	$26	$102	$(76)	(75)%

The provision for income taxes of $26 thousand and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, was primarily attributable to our foreign operations.

Liquidity and Capital Resources

We have financed our operations and capital expenditures through the issuance of common stock and convertible senior notes, and cash flows obtained through the exercise of stock options and from operations. As of March 31, 2019, we had $286.5 million in cash and cash equivalents which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and U.S. Treasury Bills.

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

Our Board of Directors has approved programs for us to repurchase shares of our common stock. In April 2018, our Board of Directors authorized a one-year share repurchase program (“2018 Program”) for us to repurchase up to $100.0 million of our common stock from May 2018 through May 2019. During the three months ended March 31, 2019, the Company had repurchased and retired 2,511,633 shares of our common stock for an aggregate of $25.2 million. As of March 31, 2019, $59.0 million remained available for repurchases under the 2018 Program.

Additionally, in April 2019, our Board of Directors authorized the 2019 Program for the Company to repurchase up to $60.0 million of our common stock from May 2019 through May 2020. The 2019 Program will commence after the termination of the 2018 Program. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2019 Program at any time without prior notice.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$9,718	$(6,253)
Net cash provided by investing activities	4,133	7,316
Net cash used in financing activities	(29,419)	(5,264)
Effects of exchange rates on cash	(2)	13
Net decrease in cash and cash equivalents	$(15,570)	$(4,188)

Operating Activities

Cash from operating activities has typically been due to our net income or loss for the period adjusted for net non-cash income or expenses and changes in our operating assets and liabilities.

During the three months ended March 31, 2019, net cash provided by operating activities of $9.7 million reflects our net loss of $13.2 million, adjusted for net non-cash expenses of $21.5 million, and cash provided as a result of changes in working capital of $1.4 million. Non-cash expenses included stock-based compensation, depreciation and amortization, change in fair value of contingent consideration, amortization of debt discount and issuance costs, deferred income taxes, allowance for doubtful accounts, and loss on disposal of property and equipment. The sources of cash from working capital items included an increase in accounts payable and other current liabilities of $2.4 million due to timing of services and payments, a decrease in accounts receivable of $3.7 million due to collection efforts, and an increase in deferred revenues of $1.1 million, partially offset by an increase in prepaid expenses and other current assets of $0.8 million related to prepaid subscription and support fees and decrease in accrued compensation and benefits of $5.0 million related to the payout of the annual bonuses.

During the three months ended March 31, 2018, net cash used in operating activities of $6.3 million reflects our net loss of $11.4 million, adjusted for net non-cash expenses of $22.2 million, and cash provided as a result of changes in working capital of $17.1 million. Non-cash expenses included stock-based compensation, change in fair value of escrowed shares and contingent consideration, net, depreciation and amortization, amortization of debt discount and issuance costs, deferred income taxes, allowance for doubtful accounts, and loss on disposal of property and equipment. The uses of cash from working capital items included a decrease in accrued compensation and benefits of $5.9 million related to the payout of the annual bonuses, a decrease in accounts payable and other current liabilities of $5.8 million due to the timing of services and payments, an increase in accounts receivable of $4.4 million, and an increase in prepaid expenses and other current assets of $1.6 million, partially offset by an increase in deferred revenues of $0.6 million.

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

During the three months ended March 31, 2019, net cash provided by investing activities of $4.1 million reflects proceeds from maturities of certificates of deposits of $20.7 million, partially offset by cash payments to acquire certain exclusive rights pursuant to strategic partnership agreements of $14.6 million that were acquired during 2018, and purchases of property and equipment of $2.0 million, which includes capitalized software development costs, and technology hardware and software to support our growth.

During the three months ended March 31, 2018, net cash provided by investing activities of $7.3 million primarily reflects the proceeds from maturities of certificates of deposits of $34.7 million, partially offset by purchases of certificates of deposits of $25.7 million, and purchases of property and equipment of $1.7 million.

Financing Activities

Our financing activities consisted primarily of repurchases of common stock, payments made for shares withheld to cover payroll withholding taxes and the issuance of shares of common stock upon the exercise of stock options.

During the three months ended March 31, 2019, net cash used in financing activities of $29.4 million reflects repurchases of common stock of $26.1 million, payments made for shares withheld to cover payroll withholding taxes of $4.6 million, and payments on promissory note and capital lease obligations of $0.1 million, partially offset by proceeds received from exercises of stock options under equity incentive plans and ESPP, net of $1.4 million.

During the three months ended March 31, 2018, net cash used in financing activities of $5.3 million primarily relates to payments made for shares withheld to cover payroll withholding taxes of $6.9 million and payments on promissory notes and capital lease obligations of $0.1 million, partially offset by proceeds received from exercises of stock options under equity incentive plans, net of $1.7 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Contractual Obligations and Commitments

Refer to Note 14 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three months ended March 31, 2019 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2019, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019 with the SEC, except for adopting ASU 2016-02 on January 1, 2019, utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019, resulted in the recognition of 1) right-of-use assets of $8.5 million, adjusted for deferred rent and lease incentives as of the adoption date, and 2) lease liabilities for operating leases of $11.5 million. Refer to Note 2 for further details related to the adoption of Topic 842.

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

During the three months ended March 31, 2019, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer (“CEO”) and our chief financial officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $28.3 million and $15.1 million in 2018 and 2017, respectively, and incurred net loss of $13.2 million for the three months ended March 31, 2019. We have an accumulated deficit of $342.4 million as of March 31, 2019. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

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

We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, some of our products experience seasonal sales and buying patterns mirroring those in the CPG, retail, and e-commerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of our fiscal year. Our revenues may fluctuate due to changes in marketing budgets of CPGs and retailers and the timing of their marketing spend. Marketing spend by CPGs is considered the most flexible and easiest to cut at the end of a quarter or fiscal year if a CPG is facing budget pressures and as a result we are not always able to anticipate such fluctuations. Decisions by major CPGs or retailers to delay or reduce their digital promotion and media spending, or divert spending away from digital promotions, digital media campaigns, or other digital marketing from our platforms, or changes in our fee arrangements with CPGs, retailers and other commercial partners, could also slow our revenue growth or reduce our revenues.

As our business evolves, we will continue to offer new integrated solutions and pricing to CPGs and retailers, which may impact how we monetize transactions. For example, we offer results-based pricing, a la carte, and/or integrated solutions. If we shift a greater number of our arrangements with CPGs to these other models and we are not able to deliver on the results, our revenue growth and revenues could be harmed.

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

•	successfully execute and grow Retail Performance Media programs;
•	successfully expand our promotions solutions into new areas such as targeted printed offers at checkout and loyalty rewards programs;
•	successfully execute our digital promotions and digital media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	deploy, execute, and continue to develop Quotient Analytics and our data, measurement, and analytics solutions in support of our digital promotions and media solutions;
•	launch new products as planned;
•	demonstrate the value of our digital promotions and media solutions through trusted measurement metrics;
•	expand the use by consumers of our digital promotions and media offerings and broaden the selection and use of digital coupons, coupon codes and cash-back offers;
•	successfully enter into new markets;
•	successfully integrate our newly acquired companies into our business;
•	grow and maintain our retailer network through direct and indirect commercial partnerships;
•	manage the shift from desktop to mobile devices;
•	manage the transition from digital print coupons to digital paperless coupons;
•	innovate our product offerings to retain and grow our consumer base;
•	expand the number, variety, quality, and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
•	increase the awareness of our brands, and earn and build our reputation;
•	hire, integrate, train and retain talented personnel;
•	effectively manage scaling and international expansion of our operations; and
•	successfully compete with existing and new competitors.

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

Our Promotions, Media, Audience and Analytics Cloud platforms and solutions, which include Retailer iQ and Quotient Analytics, are powered in part by data we obtain from our retail partners.  Our access to this data is governed by data-rights agreements with some of our retail partners.  These data-rights agreements have complex rules and are required to be renewed periodically.  If we fail to secure additional data rights or renew expiring data-rights agreements, if we are found to be in violation of any of our obligations under these agreements, or if retailers lose their data rights, we could lose access to retailer data.  Without retailer data, our Promotions, Media, Audience and Analytics Cloud platforms and solutions, which includes Retailer iQ and Quotient Analytics and our targeted promotions and media offerings, would be less valuable to our CPG customers, publishers, ad tech and retail partners. In addition, changes to international, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, e-commerce, competition, price discrimination, consumer protection, taxation, and the use of promotions may require us to amend, or alter our practices under, our data rights agreements.  If we and our retail partners cannot respond timely to such legal and regulatory changes, or if retailers decide to limit or prohibit use of their data to comply with such changes our revenue and growth would be impaired.  See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations.” for additional information.

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

Unfavorable publicity and negative public perception about data collection and use could adversely affect our business and operating results.

With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and privacy matters, particularly as they relate to individual privacy interests. Any unfavorable publicity or negative public perception about our use of data or other data focused industries could affect our business and results of operations, and may lead digital publishers like Facebook to change their business practice, or trigger additional regulatory scrutiny or lawmaking that affects us. For example, in recent years, consumer advocates, mainstream media and elected officals have increasingly and publicly criticized data and marketing companies for their collection, storage and use of personal data. The negative public attention could cause CPGs or our retail partners to discontinue using our targeted advertising solutions. This public scrutiny may also lead to general distrust of data and marketing companies, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective customers’ demand for our products and services and adversely affect our business and operating results.

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

•	our ability to grow our revenues will depend on CPGs’ annual marketing budgets which are affected by economic headwinds facing the CPG industry;
•	our ability to successfully respond to changes in the digital promotions and media market and continue to grow the market and demand for our platform;
•	our ability to grow consumer selection and use of our digital promotion offerings and attract new consumers to our platform;
•	the amount and timing of digital promotions and marketing campaigns by CPGs, which are affected by budget cycles, economic conditions, seasonality and other factors;

•	the impact of global business or macroeconomic conditions, including the resulting effects on the level of coupon and trade promotion spending by CPGs and spending by consumers;
•	the impact of competitors or competitive products and services, and our ability to compete in the digital promotions market;
•	our ability to obtain and increase the number of high quality coupons;
•	our ability to grow and maintain our relationships with retailers, including our ability to negotiate favorable data rights agreements with retailers;
•

changes in consumer behavior with respect to digital promotions and how consumers access digital coupons and our ability to develop applications that are widely accepted and generate revenues for CPGs, retailers and us;

•	the costs of investing, maintaining and enhancing our technology infrastructure;
•	increased legal and compliance costs associated with data protection laws and regulations in various jurisdictions, including the California Consumer Privacy Act, which is effective January 1, 2020;
•	the costs of developing new products, solutions and enhancements to our platform;
•	our ability to manage our growth, including scaling Retailer iQ, developing and growing our Media, Audience and Analytics Cloud platforms;
•	the success of our sales and marketing efforts;
•	the costs of acquiring new companies which we anticipate will help us grow our business;
•	the costs of successfully integrating acquired companies and employees into our operations, including costs related to the integration of Ahalogy, Elevaate and SavingStar;
•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•	our ability to deal effectively with fraudulent transactions or customer disputes;
•	the attraction and retention of qualified employees and key personnel, which can be affected by changes in U.S. immigration policies;
•	the effectiveness of our internal controls;
•	increased legal, accounting and compliance costs associated with complying with Section 404 of the Sarbanes-Oxley Act (“SOX”); and
•	changes in accounting rules, tax laws or interpretations thereof.

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

When we deliver promotions or media on a retailer’s receipt, website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid or guaranteed prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, certain prepaid or guaranteed distribution fees with some of the retailers will not be recoverable and the distribution fee will increase as a percentage of revenue. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retail partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. At March 31, 2019, and December 31, 2018, we had no prepaid non-refundable payments with our Retailer iQ partners.

Our gross margins are dependent on many factors, some of which are not directly controlled by us.

The factors potentially affecting our gross margins include:

•	our product mix since we have significant variations in our gross margin among products. Any substantial change in product mix could change our gross margin;
•	growth and expansion of our lower-margin media products, including programmatic ads delivered through third-party ad-tech partners and publishers;
•

evolving fee arrangements with CPGs, because as we continue to scale customers on Retailer iQ we will continue to experiment with various fee arrangements which might have an impact on our gross margins;

•	evolving fee arrangements with retailers, because as we expand our product offerings we have also expanded distribution fee arrangements with retailers which might have an impact on our gross margins;
•	success of our pricing strategies, including our integrated solutions pricing strategy and results-based pricing strategy; and
•	pricing and acceptance of higher-margin new products.

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

•

providers of digital coupons such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire, News traditional America Marketing’s SmartSource., Inmar/You Technology, companies that offer coupon codes such as RetailMeNot, Inc., Groupon, Inc., Exponential Interactive, Inc.’s TechBargains.com, Savings.com, Inc., Honey Science Corporation and Ebates Performance Marketing, Inc., companies that offer cash back solutions such as iBotta, Inc., and News America Marketing’s Checkout 51, and companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases;

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

We may face competition from companies we do not yet know about. If existing or new companies develop, market or offer competitive digital coupon solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. On March 13, 2019, Inmar announced that it completed the acquisition of Kroger’s subsidiary You Technology and entered into a long-term service agreement to provide digital coupon services to the Kroger family of stores.  This could adversely affect our current distribution of digital promotions through You Technology to Kroger shoppers and the Company could be harmed.

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

Digital coupons are issued in the form of redeemable coupons, coupon codes with unique identifiers or cash-back rebates. It is possible that third parties may create counterfeit digital coupons or coupon codes or exceed print or use limits in order to fraudulently or improperly claim discounts or credits for redemption. It is also possible that third parties may fraudulently or improperly claim cash-back rebates causing us to pay out cash that we are not able to get reimbursement from our retailer customers. It is possible that individuals will circumvent our anti-fraud systems using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract. Further, we may not detect any of these unauthorized activities in a timely manner. Third parties who succeed in circumventing our anti-fraud systems may sell the fraudulent or fraudulently obtained digital coupons on social networks, which would damage our brand and relationships with CPGs and harm our business. Legal measures we take or attempt to take against these third parties may be costly and may not be ultimately successful. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse CPGs and retailers for any funds stolen or revenues lost as a result of such breaches. Our CPGs and retailers could also request reimbursement, or stop using digital coupons, if they are affected by buyer fraud or other types of fraud. We may incur significant losses from fraud and counterfeit digital coupons. If our anti-fraud technical and legal measures do not succeed, our business may suffer.

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

In November 2017, we issued $200 million aggregate principal amount of convertible senior notes (the “notes”).  Our leveraged capital structure could have negative consequences, including, but not limited to, the following:

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;
•	a substantial portion of our cash flow from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due; and
•	we may elect to make cash payments upon any conversion of the convertible notes, which would reduce our cash on hand

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 93,536,042 shares of common stock outstanding as of March 31, 2019, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

Our equity incentive plans allow us to issue, among other things, stock options, restricted stock and restricted stock units and we have filed a registration statement under the Securities Act to cover the issuance of shares upon the exercise or vesting of awards granted under those plan

The concentration of our common stock ownership with our executive officers, directors and owners of 5% or more of our outstanding common stock will limit our ability to influence corporate matters.

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 46% of our outstanding common stock, based on the number of shares outstanding as of March 31, 2019. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our Board of Directors has approved share repurchase programs for us to repurchase shares of our stock. In April 2018, our Board of Directors authorized a one-year share repurchase program (“2018 Program”) for us to repurchase up to $100.0 million of our common stock from May 2018 through May 2019. During the three months ended March 31, 2019, we repurchased and retired 2,511,633 shares of our common stock for an aggregate of $25.2 million. As of March 31, 2019, $59.0 million remained available for repurchases under the 2018 Program. In April 2019, our Board of Directors authorized a one-year share repurchase program (“2019 Program”) for us to repurchase up to $60.0 million of our common stock from May 2019 through May 2020. The 2019 Program will commence after the termination of the 2018 Program. Stock repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases may be made in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Act.  The 2019 Program is discretionary, and we may suspend, modify or terminate the 2019 Program at any time without prior notice. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting as we lost our status as an “emerging growth company,” as defined in the JOBS Act, effective December 31, 2018. We are considered a large accelerated filer as the aggregate market value of our common equity held by our non-affiliates exceeded the $700 million threshold when measured as of the last business day of the end of our second quarter of 2018. If our independent registered public accounting firm concludes that our internal control over financial reporting is not effective, it may issue an adverse report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - 31, 2019	888,839	$10.29	888,839	$75,000,000
February 1 - 28, 2019	937,326	9.77	937,326	65,800,000
March 1 - 31, 2019	685,468	9.93	685,468	59,000,000
Total	2,511,633	$10.00	2,511,633	$59,000,000

(1)

In April 2018, the Company’s Board of Directors authorized the 2018 Program to repurchase up to $100.0 million of the Company’s common stock for a one-year duration from May 2018 through May 2019. During the three months ended March 31, 2019, the Company repurchased and retired 2,511,633 shares of its common stock for an aggregate of $25.2 million. As of March 31, 2019, $59.0 million remained available repurchases under the 2018 Program.

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

QUOTIENT TECHNOLOGY INC.

Dated: May 10, 2019	By:	/s/ Mir Aamir
Mir Aamir
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2019	By:	/s/ Ronald Fior
Ronald Fior
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)