Form 10-Q
period 2019-06-30
Quotient Technology Inc.
filed 2019-08-09
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 88,694,555 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$253,578	$302,028
Short-term investments	—	20,738
Accounts receivable, net of allowance for doubtful accounts of $1,381 and $1,200 at June 30, 2019 and December 31, 2018, respectively	108,374	112,108
Prepaid expenses and other current assets	12,978	10,044
Total current assets	374,930	444,918
Property and equipment, net	15,890	15,579
Intangible assets, net	70,106	81,724
Goodwill	118,821	118,821
Other assets	7,840	1,311
Total assets	$587,587	$662,353
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,338	$17,060
Accrued compensation and benefits	9,850	13,107
Other current liabilities	41,527	53,255
Deferred revenues	10,302	8,686
Contingent consideration related to acquisitions	26,001	—
Total current liabilities	110,018	92,108
Other non-current liabilities	6,950	3,622
Contingent consideration related to acquisitions	3,015	28,963
Convertible senior notes, net	160,868	155,719
Deferred tax liabilities	1,754	1,854
Total liabilities	282,605	282,266
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 89,793,236 and 94,995,211 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	665,665	703,023
Accumulated other comprehensive loss	(799)	(844)
Accumulated deficit	(359,885)	(322,093)
Total stockholders’ equity	304,982	380,087
Total liabilities and stockholders’ equity	$587,587	$662,353

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$104,691	$89,545	$202,798	$176,311
Costs and expenses:
Cost of revenues	64,106	47,769	120,929	88,222
Sales and marketing	23,870	20,530	49,393	44,360
Research and development	8,699	12,122	19,069	24,748
General and administrative	12,835	11,528	26,458	22,920
Change in fair value of escrowed shares and contingent consideration, net	(3,009)	—	53	7,350
Total costs and expenses	106,501	91,949	215,902	187,600
Loss from operations	(1,810)	(2,404)	(13,104)	(11,289)
Interest expense	(3,470)	(3,326)	(6,909)	(6,634)
Other income (expense), net	1,508	1,270	3,039	2,208
Loss before income taxes	(3,772)	(4,460)	(16,974)	(15,715)
Provision for income taxes	134	200	160	302
Net loss	$(3,906)	$(4,660)	$(17,134)	$(16,017)
Net loss per share, basic and diluted	$(0.04)	$(0.05)	$(0.18)	$(0.17)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	92,558	93,643	93,406	93,180

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(3,906)	$(4,660)	$(17,134)	$(16,017)
Other comprehensive income (loss):
Foreign currency translation adjustments	15	(96)	45	(118)
Comprehensive loss	$(3,891)	$(4,756)	$(17,089)	$(16,135)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total stockholders' equity, beginning balances	$346,620	$390,789	$380,087	$398,041

Common stock and additional paid-in capital:
Beginning balances	$689,810	$690,048	$703,023	$686,025
Stock-based compensation	8,227	8,239	16,329	16,096
Exercise of employee stock options	193	984	1,636	2,659
Issuance of common stock, stock purchase plan	1,427	1,858	1,427	1,858
Payments for taxes related to net share settlement of equity awards	(1,810)	(1,383)	(6,461)	(8,242)
Retirement of treasury stock	(32,181)	(3,641)	(50,288)	(3,641)
Change in fair value of escrowed shares related to a services and data agreement	—	—	—	1,350
Ending balance	$665,666	$696,105	$665,666	$696,105

Treasury stock:
Beginning balances	$—	$—	$—	$—
Repurchase of common stock	(45,784)	(6,734)	(70,946)	(6,734)
Retirement of treasury stock	45,784	6,734	70,946	6,734
Ending balance	$—	$—	$—	$—

Accumulated other comprehensive loss:
Beginning balances	$(814)	$(722)	$(844)	$(700)
Other comprehensive income (loss)	15	(96)	45	(118)
Ending balance	$(799)	$(818)	$(799)	$(818)

Accumulated deficit:
Beginning balances	$(342,376)	$(298,537)	$(322,093)	$(287,285)
Cumulative-effect of accounting change	—	—	—	105
Retirement of treasury stock	(13,603)	(3,094)	(20,658)	(3,094)
Net loss	(3,906)	(4,660)	(17,134)	(16,017)
Ending balance	$(359,885)	$(306,291)	$(359,885)	$(306,291)

Total stockholders' equity, ending balances	$304,982	$388,996	$304,982	$388,996

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,134)	$(16,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,632	10,507
Stock-based compensation	16,084	16,035
Amortization of debt discount and issuance cost	5,150	4,883
Allowance for doubtful accounts	366	49
Deferred income taxes	160	302
Change in fair value of escrowed shares and contingent consideration, net	53	7,350
Other non-cash expenses	1,219	34
Changes in operating assets and liabilities:
Accounts receivable	3,368	(10,741)
Prepaid expenses and other current assets	(2,779)	(1,967)
Accounts payable and other current liabilities	3,349	(3,152)
Accrued compensation and benefits	(3,249)	(4,535)
Deferred revenues	1,616	1,109
Net cash provided by operating activities	23,835	3,857

Cash flows from investing activities:
Purchases of property and equipment	(4,729)	(2,327)
Purchase of intangible assets	(14,811)	(6,500)
Acquisitions, net of cash acquired	—	(20,947)
Purchases of short-term investments	—	(50,175)
Proceeds from maturities of short-term investment	20,738	59,902
Net cash provided by (used in) investing activities	1,198	(20,047)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	3,063	4,515
Payments for taxes related to net share settlement of equity awards	(6,461)	(8,240)
Repurchases and retirement of common stock under share repurchase program	(69,879)	(6,734)
Principal payments on promissory note and capital lease obligations	(229)	(156)
Net cash used in financing activities	(73,506)	(10,615)
Effect of exchange rates on cash and cash equivalents	23	6
Net decrease in cash and cash equivalents	(48,450)	(26,799)
Cash and cash equivalents at beginning of period	302,028	334,635
Cash and cash equivalents at end of period	$253,578	$307,836

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$119	$87
Cash paid for interest	$1,760	$1,901

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	$355	$708
Repurchase of common stock not settled	$2,623	$—

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

Deferred Revenues

Deferred revenues consist of coupon setup fees, coupon transaction fees and digital media fees that are expected to be recognized upon coupon activations, or delivery of media impressions or clicks, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for the six months ended June 30, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations of $12.8 million, partially offset by $11.1 million of recognized revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Promotion	$57,551	$60,912	$121,118	$124,695
Media	47,140	28,633	81,680	51,616
Total Revenue	$104,691	$89,545	$202,798	$176,311

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$124,095	—	—	$124,095
U.S. Treasury Bills	41,075	—	—	41,075
Total	$165,170	$—	$—	$165,170
Liabilities:
Contingent consideration related to acquisitions	—	—	29,016	29,016
Total	$—	$—	$29,016	$29,016

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$142,507	—	—	$142,507
U.S. Treasury Bills	19,689	—	—	19,689
Short-Term investments:
Certificate of deposit	—	20,738	—	20,738
Total	$162,196	$20,738	$—	$182,934
Liabilities:
Contingent consideration related to acquisitions	—	—	28,963	28,963
Total	$—	$—	$28,963	$28,963

The valuation technique used to measure the fair value of money market funds and U.S. Treasury Bills includes using quoted prices in active markets. The money market funds have a fixed net asset value (NAV) of $1. The valuation technique to measure the fair value of certificate of deposits included using quoted prices in active markets for similar assets.

The contingent consideration as of June 30, 2019 and December 31, 2019 relates to the acquisitions of MLW Squared Inc. (“Ahalogy”) and Elevaate Ltd. (“Elevaate”). The fair values of contingent consideration are based on the expected achievement of certain revenue targets as defined under the acquisition agreements and were estimated using an option pricing method with significant inputs that are not observable in the market, thus classified as a Level 3 instrument. The inputs included the expected achievement of certain financial metrics over the contingent consideration period, volatility and discount rate. The fair-value of the contingent consideration is classified as a liability and is re-measured each reporting period. Refer to Note 6 for further details related to the acquisitions.

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Elevaate	Ahalogy	Elevaate	Ahalogy
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$7,133	$24,893	$6,121	$22,842
Change in fair value during the period	(4,118)	1,108	(3,106)	3,159
Balance as of June 30, 2019	$3,015	$26,001	$3,015	$26,001

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Ahalogy	Crisp	Ahalogy	Crisp
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$—	$24,500	$—	$18,500
Addition related to acquisition	14,582	—	14,582	—
Change in fair value during the period	—	—	—	6,000
Transfers out of Level 3	—	(24,500)	—	(24,500)
Balance as of June 30, 2018	$14,582	$—	$14,582	$—

The Company recorded a benefit of $3.0 million and a charge of $0.1 million during the three and six months ended June 30, 2019, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying condensed consolidated statements of operations. The Company recorded no gains or losses due to the change in fair value of the contingent consideration during the three months ended June 30, 2018, as compared to a charge of $6.0 million during the six months ended June 30, 2018.

The determination of contingent consideration related to the acquisition of Crisp Media, Inc. (“Crisp”) was settled during the six months ended June 30, 2018, and no longer represents a liability subject to the fair value disclosure requirements of this section.  Accordingly, the liability was transferred out of the Level 3 input category of fair value measurements during the six months ended June 30, 2018.

Fair Value Measurements of Other Financial Instruments

As of June 30, 2019 and December 31, 2018, the fair value of the Company’s 1.75% convertible senior notes due 2022 was $194.3 million and $187.5 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities are valued on the date of acquisition for businesses acquired on a nonrecurring basis.

As of June 30, 2019 and December 31, 2018, there were no assets and liabilities that are required to be measured at fair value on a nonrecurring basis.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at the beginning of period	$1,331	$814	$1,200	$786
Bad debt expense (recovery)	234	(46)	366	49
Write-offs	(184)	—	(185)	(67)
Balance at the end of period	$1,381	$768	$1,381	$768

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Software	$40,582	$37,987
Computer equipment	25,145	23,986
Leasehold improvements	8,188	8,147
Furniture and fixtures	2,074	2,057
Total	75,989	72,177
Accumulated depreciation and amortization	(62,784)	(59,348)
Projects in process	2,685	2,750
Total property and equipment, net	$15,890	$15,579

Depreciation and amortization expense related to property and equipment was $1.9 million and $3.7 million for the three and six months ended June 30, 2019, respectively, and $1.9 million and $3.5 million for the three and six months ended June 30, 2018, respectively.

The Company capitalized internal use software development and enhancement costs of $2.0 million and $3.0 million during the three and six months ended June 30, 2019, respectively, and $0.7 million and $1.6 million during the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2019, the Company had $0.6 million and $1.2 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense and recorded as cost of revenues, as compared to $0.4 million in each respective period, during the comparable period of 2018. The unamortized capitalized development costs were $7.8 million and $6.1 million as of June 30, 2019 and December 31, 2018, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Bonus	$4,056	$5,997
Commissions	3,543	4,104
Payroll and related expenses	1,785	1,938
Vacation	466	359
Severance related to restructuring	—	709
Total accrued compensation and benefits	$9,850	$13,107

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Distribution fees	$18,112	$15,389
Prefunded liability	5,309	5,131
Operating lease liabilities	3,819	—
Marketing expenses	1,899	2,416
Traffic acquisition cost	704	2,417
Interest payable	282	282
Facility exit costs related to restructuring	—	1,019
Liability related to purchased intangible asset	—	14,500
Other	11,402	12,101
Total other current liabilities	$41,527	$53,255

6. Acquisitions

Acquisition of Elevaate

On October 26, 2018, the Company acquired all the outstanding shares of Elevaate, a sponsored search company for retail partners and CPG brands.

The total preliminary acquisition consideration of $13.3 million consisted of $7.2 million in cash and contingent consideration of up to $18.5 million payable in cash with an estimated fair value of $6.1 million as of the acquisition date. The contingent consideration payout is based on Elevaate achieving certain financial metrics between February 1, 2019 through January 31, 2021. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration will be remeasured every reporting period. Refer to Note 3 for the fair value of contingent consideration at June 30, 2019.

Acquisition of SavingStar, Inc.

On August 27, 2018, the Company acquired all the outstanding shares of SavingStar, Inc. (“SavingStar”), a digital promotions company with a CRM platform designed to help brands build and track loyalty programs with their consumers.

The total preliminary acquisition consideration at closing consisted of $7.5 million in cash. In addition, SavingStar may receive potential contingent consideration of up to $10.6 million payable in all cash, subject to achieving certain financial metrics between closing through February 29, 2020. At the date of acquisition and June 30, 2019, the contingent consideration’s fair value was determined to be zero using an option pricing model. The fair value of the contingent consideration is remeasured every reporting period.

Acquisition of Ahalogy

On June 1, 2018, the Company acquired all the outstanding shares of Ahalogy, an influencer marketing firm that delivers premium content across social media channels for CPG brands. The acquisition enhances the Company’s performance media solutions for CPGs and retailers, adding social media expertise and a roster of influencers.

The total preliminary acquisition consideration of $36.4 million consisted of $21.8 million in cash and contingent consideration of up to $30.0 million payable in all cash with an estimated fair value of $14.6 million as of the acquisition date. The contingent consideration payout is based on Ahalogy achieving certain financial metrics between closing through December 31, 2019. At the date of acquisition, the contingent consideration’s fair value was determined by using an option pricing model. The fair value of the contingent consideration is remeasured every reporting period. Refer to Note 3 for the fair value of contingent consideration at June 30, 2019.

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

The following table summarizes the preliminary acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	(1) Acquisition Related Expenses
Elevaate	$13,346	$(60)	$3,781	$9,625	Not Deductible	$549
SavingStar	$7,485	$(1,126)	$2,577	$6,034	Not Deductible	$419
Ahalogy	$36,432	$2,196	$11,580	$22,656	Not Deductible	$684
	$57,263	$1,010	$17,938		Not Deductible	$1,652

(1)	Expensed as general and administrative

The following sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Elevaate	Estimated Useful Life (in Years)	SavingStar	Estimated Useful Life (in Years)	Ahalogy	Estimated Useful Life (in Years)
Developed technologies	$3,307	5.0	$1,476	3.0	$3,100	4.0
Customer relationships	379	5.0	1,040	3.0	6,210	6.0
Trade names	95	3.0	61	1.5	650	4.0
Vendor relationships	—	—	—	—	1,620	2.0
Total identifiable intangible assets	$3,781		$2,577		$11,580

7. Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	June 30, 2019
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,684	$(11,440)	$23,244	2.7
Promotion service rights	29,548	(8,734)	20,814	4.6
Developed technologies	20,070	(10,538)	9,532	2.8
Customer relationships	19,290	(10,813)	8,477	4.3
Data access rights	10,801	(5,475)	5,326	2.8
Domain names	5,948	(5,468)	480	0.3
Trade names	2,573	(1,247)	1,326	2.3
Vendor relationships	2,510	(1,765)	745	0.9
Patents	975	(847)	128	3.2
Registered users	420	(386)	34	0.4
	$126,819	$(56,713)	$70,106	3.3

	December 31, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,476	$(6,838)	$27,638	3.2
Promotion service rights	29,492	(7,248)	22,244	5.1
Developed technologies	20,070	(8,353)	11,717	3.2
Customer relationships	19,290	(9,145)	10,145	4.5
Data access rights	10,801	(4,544)	6,257	3.3
Domain names	5,948	(5,260)	688	0.5
Trade names	2,573	(923)	1,650	2.7
Vendor relationships	2,510	(1,364)	1,146	1.4
Patents	975	(821)	154	3.6
Registered users	420	(335)	85	1.0
	$126,555	$(44,831)	$81,724	3.7

As of June 30, 2019 and December 31, 2018, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $6.0 million and $4.2 million during the three months ended June 30, 2019 and 2018, respectively, and $11.9 million and $7.0 million during the six months ended June 30, 2019 and 2018, respectively. Estimated future amortization expense related to intangible assets as of June 30, 2019 is as follows (in thousands):

Total
2019, remaining six months	$11,306
2020	21,121
2021	15,206
2022	9,304
2023	4,949
2024 and beyond	812
Total estimated amortization expense	$62,698

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

The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

	June 30,	December 31,
	2019	2018
Principal	$200,000	$200,000
Unamortized debt discount	(35,960)	(40,650)
Unamortized debt issuance costs	(3,172)	(3,631)
Net carrying amount of the liability component	$160,868	$155,719

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the condensed consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of June 30, 2019 and December 31, 2018.

The following table sets forth the interest expense related to the notes recognized in interest expense on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$875	$875	$1,750	$1,750
Amortization of debt discount	2,362	2,228	4,690	4,425
Amortization of debt issuance costs	230	229	460	458
Total interest expense related to the Notes	$3,467	$3,332	$6,900	$6,633

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

	Six Months Ended June 30,
	2019	2018
Expected life (in years)	6.02	6.02
Risk-free interest rate	2.66%	2.66%
Volatility	50%	50%
Dividend yield	—	—

There were no option grants during the three months ended June 30, 2019 and 2018. The weighted-average grant date fair value of options was $5.01 and $6.59 per share during the six months ended June 30, 2019 and 2018, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2018	6,497,353	4,904,161	$12.48	6,622,006	$12.12	5.96	$9,987
Increase in shares authorized	3,799,808	—	—	—	—	—	—
Options granted	(1,317,926)	—	—	1,317,926	$9.96	—	—
Options exercised	—	—	—	(332,523)	$4.92	—	$2,065
Options canceled or expired	68,583	—	—	(68,583)	$10.96	—	—
RSUs granted	(2,643,610)	2,643,610	$10.01	—	—	—	—
RSUs vested	—	(1,754,901)	$12.06	—	—	—	—
RSUs canceled or expired	377,914	(377,914)	$12.02	—	—	—	—
RSUs vested and withheld for taxes	639,848	—	—	—	—	—	—
Balance as of June 30, 2019	7,421,970	5,414,956	$11.44	7,538,826	$12.07	6.47	$9,223
Vested and exercisable as of June 30, 2019				5,114,675	$12.53	5.36	$7,865

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options vested was $1.7 million and $1.6 million during the three months ended June 30, 2019 and 2018, respectively, and $3.0 million and $4.0 million during the six months ended June 30, 2019 and 2018, respectively.

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

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected life (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	2.43%	2.09%	2.43% - 2.50%	1.42% - 2.09%
Volatility	35%	40%	35%	40%
Dividend yield	—	—	—	—

As of June 30, 2019, a total of 1,310,299 shares of common stock were issued under the ESPP since inception of the plan. As of June 30, 2019, a total of 1,889,771 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$562	$579	$1,164	$1,119
Sales and marketing	1,825	1,735	3,563	3,335
Research and development	1,073	1,862	2,439	3,689
General and administrative	4,576	4,063	8,918	7,892
Total stock-based compensation expense	$8,036	$8,239	$16,084	$16,035

As of June 30, 2019, there was $69.1 million of unrecognized stock-based compensation expense, of which $13.6 million is related to stock options and ESPP shares and $55.5 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of June 30, 2019 will be amortized over a weighted-average period of 2.70 years. The total unrecognized stock-based compensation expense related to RSUs as of June 30, 2019 will be amortized over a weighted-average period of 2.74 years.

During the three months ended June 30, 2019 and 2018, the Company capitalized $0.1 million and zero, respectively, and $0.2 million and $0.1 million during the six months ended June 30, 2019 and 2018, respectively, of stock-based compensation expense in projects in process as part of property and equipment, net on the accompanying condensed consolidated balance sheets.

10. Common Stock Repurchase Programs

The Board of Directors has approved programs for the Company to repurchase shares of its common stock. During May 2019, the active repurchase program (“2018 Program”) at that time expired. In April 2019, the Company’s Board of Directors authorized a one-year share repurchase program (“2019 Program”) for the Company to repurchase up to $60.0 million of its common stock from May 2019 through May 2020. During the six months ended June 30, 2019, the Company repurchased and retired 4,298,860 shares of its common stock for an aggregate of $45.8 million, under the 2018 and 2019 Programs. As of June 30, 2019, $14.5 million remained available for repurchases under the 2019 Program and was subsequently used to repurchase 1,278,500 shares of the Company’s common stock. As of July 16, 2019, the 2019 Program was terminated since the Company repurchased the maximum value in the 2019 Program. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed.

11. Income Taxes

The Company recorded a provision for income taxes of $0.1 million and $0.2 million during the three and six months ended June 30, 2019, respectively, and a provision for income taxes of $0.2 million and $0.3 million during the three and six months ended June 30, 2018, respectively. The provision for income taxes for the three and six months ended June 30, 2019 and 2018 was primarily attributable to the Company’s foreign operations and amortization of tax deductible goodwill from prior year acquisitions.

12. Net Loss Per Share

The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(3,906)	$(4,660)	$(17,134)	$(16,017)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	92,558	93,643	93,406	93,180

Net loss per share, basic and diluted	$(0.04)	$(0.05)	$(0.18)	$(0.17)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Six Months Ended June 30,
	2019	2018
Stock options and ESPP	7,581	6,961
Restricted stock units	5,415	5,399
Shares held in escrow	—	1,000
Shares related to convertible senior notes	11,521	11,521
	24,517	24,881

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

The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of June 30, 2019, the Company’s lease commitment of $5.8 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's condensed consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.

All operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2019, the Company recognized $0.9 million and $1.8 million, respectively, in total lease costs, which is comprised of $0.8 million and $1.6 million, respectively, in operating lease costs for right-of-use assets and $0.1 million and $0.2 million, respectively, in short-term lease costs related to short-term operating leases.

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

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2018
Cash paid for operating lease liabilities	$1,469	$2,817
Right-of-use assets obtained in exchange for lease obligations	—	12,955

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

June 30, 2019
Operating right-of-use assets reported as:
Other assets	$6,761

Operating lease liabilities reported as:
Other current liabilities	$3,819
Other non-current liabilities	6,699
Total operating lease liabilities	$10,518

Weighted average remaining lease term (in years)	3.5
Weighted average discount rate	7.9%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2019, remaining six months	$2,704
2020	3,541
2021	1,889
2022	1,572
2023	1,551
2024 and thereafter	910
Total lease payments	$12,167

Less: Imputed Interest	(1,649)
Total	$10,518

14. Commitments and Contingencies

Purchase Obligations

The Company has unconditional purchase commitments, primarily related to software license fees and marketing services, of $9.7 million as of June 30, 2019.

Promissory Note

In January 2017, the Company entered into a promissory note agreement with a lender to finance the purchase of computer equipment for $0.8 million to be paid in quarterly installments over three years. As of June 30, 2019, the Company had a remaining balance of $0.2 million under the agreement, which is included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for claims as of June 30, 2019 and December 31, 2018. The Company expenses legal fees in the period in which they are incurred.

15. Employee Benefit Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year. Previously, the Company’s 401(k) plan contributions vest over four years after continuous employment. The Company’s matching contribution expense was $0.1 million and $0.5 million during the three months ended June 30, 2019 and 2018, respectively and $0.8 million and $1.1 million during the six months ended June 30, 2019 and 2018, respectively.

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

For our retail partners, we provide a digital platform, Retailer iQ, to directly engage with shoppers across their websites, mobile, e-commerce, and social channels. This platform is generally co-branded or white-labeled through retailers’ savings or loyalty programs and uses shopper data to deliver relevant digital marketing programs from brand marketers and retailers to shoppers.

Our network is made up of three constituencies: over 2,000 brands from approximately 700 CPGs; retail partners across multiple classes of trade such as grocery retailers, drug, dollar, club, and mass merchandise channels; and consumers visiting our web, mobile properties, social channels, as well as those of our CPGs, retailers, and publishing partners.

We primarily generate revenue by providing digital coupons and media solutions, or a combination thereof, to our customers and partners. Our customers and partners generally pay us on a per campaign basis and campaigns often times include a wide range of our product offerings.

Our digital coupon solutions deliver coupons to consumers through our network of publishers and retail partners. Digital coupon solutions primarily include digital print coupons, digital paperless coupons from Retailer iQ, targeted digital paperless coupons, targeted coupons printed at checkout, and CRM loyalty rebates. Each time a consumer activates a digital coupon on our platform or in some cases redeems a digital coupon, we are generally paid a fee. Activation of a digital coupon can include: saving it to a retailer loyalty account or printing it for physical redemption at a retailer.

Through our platform, CPGs, retailers, and advertising agencies deliver digital media and advertising. Using our proprietary data and shopper data from our retail partners, we target audiences with digital ad campaigns. These ads are delivered to shoppers through our network, including our websites and mobile apps, as well as those of our publishers, retailers and other third parties. Media solutions primarily include banner ads, targeted ads, social influencer marketing, sponsored product search and Retail Performance Media (RPM) for retailers. Campaigns are measured based on optimization and performance, attributing digital ad campaigns to in-store and online purchases in near real time. Our media solutions help serve our customers and partners’ needs as they shift more of their marketing dollars to digital.

As our business evolves, we will continue to offer new integrated solutions and pricing with CPGs and retailers. CPGs purchase these solutions either independently, or in combination for an integrated marketing program, which is a growing portion of the business.

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

We also generate revenues from our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, a transaction occurs and a distribution fee is generally paid to us.

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

Second Quarter 2019 Overview

Quarterly revenues of $104.7 million in the second quarter of 2019 increased by $15.1 million, or 17%, as compared to the same period in 2018. The year over year increase in our quarterly revenues is primarily due to a growth in media revenue as a result of an increase in adoption of our media product offerings, partially offset by a decrease in revenues from digital promotion campaigns.

Our net loss of $3.9 million in the second quarter of 2019 decreased by $0.8 million, as compared to the net loss of $4.7 million in the same period in 2018. The decrease in our net loss in the second quarter of 2019, as compared to the same period in 2018 was primarily as a result of a decrease in research and development expense as we continue to scale in lower cost geographical areas and a net benefit from the remeasurement of contingent consideration related to certain acquisitions, partially offset by a decrease in margins primarily due to the shift in our product mix, as revenues from media, as a percentage of revenue, continue to increase as compared to promotion revenue (such media revenues have higher data and traffic acquisition costs related to offsite media on non-owned-and-operated properties), as well as an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platform, and an increase in amortization expense related to acquired intangible assets including certain exclusivity rights acquired under strategic partnership. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.

We expect our operating expenses to increase in the future as we continue to (1) invest in (i) research and development to enhance our platform and investments in newer product offerings; (ii) sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers; and; (iii) corporate infrastructure; (2) amortize expenses related to intangibles assets associated with acquisitions and other strategic acquisitions and partnerships; and (3) remeasure contingent consideration related to acquisitions.

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

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(3,906)	$(4,660)	$(17,134)	$(16,017)
Adjusted EBITDA	11,726	12,868	20,086	24,748

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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(3,906)	$(4,660)	$(17,134)	$(16,017)
Adjustments:
Stock-based compensation	8,036	8,239	16,084	16,035
Depreciation, amortization and other(1)	8,509	7,033	17,053	12,652
Change in fair value of escrowed shares and contingent consideration, net	(3,009)	—	53	7,350
Interest expense	3,470	3,326	6,909	6,634
Other (income) expense, net	(1,508)	(1,270)	(3,039)	(2,208)
Provision for income taxes	134	200	160	302
Total adjustments	$15,632	$17,528	$37,220	$40,765

Adjusted EBITDA	$11,726	$12,868	$20,086	$24,748

(1)

For the three and six months ended June 30, 2019, other includes: certain acquisition related costs of $0.6 million and $1.4 million, respectively. For the three and six months ended June 30, 2018, other includes: certain acquisition related costs of $0.7 million for each of the respective periods, restructuring charges of $0.2 million and $1.4 million, respectively, and ERP software implementation costs related to service agreements of zero and $0.05 million, respectively. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period, diligence, accounting, and legal expenses incurred related to certain acquisitions. Restructuring charges relate to severance for impacted employees.

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

Growth of our consumer selection and digital offerings.    Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Retailer iQ, Retailer Performance Media, sponsored product search, mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail together with cash-back offers, leverage our reach to consumers and the strength of our platform to broaden the selection and consumers use of digital coupons as well as targeted printed offers at checkout, manage the transition from digital print coupons to digital paperless coupons as well as the transition from desktop to mobile platforms, and invest in solutions around our data and analytic capabilities, referred to as Quotient Analytics Cloud and Quotient Audience Cloud, for CPGs and retailers.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019		2018		2019		2018
Revenues	$104,691	100.0%	$89,545	100.0%	$202,798	100.0%	$176,311	100.0%
Costs and expenses:
Cost of revenues	64,106	61.2%	47,769	53.3%	120,929	59.6%	88,222	50.0%
Sales and marketing	23,870	22.8%	20,530	22.9%	49,393	24.4%	44,360	25.2%
Research and development	8,699	8.3%	12,122	13.5%	19,069	9.4%	24,748	14.0%
General and administrative	12,835	12.3%	11,528	12.9%	26,458	13.0%	22,920	13.0%
Change in fair value of escrowed shares and contingent consideration, net	(3,009)	(2.9)%	—	—%	53	(—)%	7,350	4.2%
Total cost and expenses	106,501	101.7%	91,949	102.7%	215,902	106.5%	187,600	106.4%
Loss from operations	(1,810)	(1.7)%	(2,404)	(2.6)%	(13,104)	(6.5)%	(11,289)	(6.4)%
Interest expense	(3,470)	(3.3)%	(3,326)	(3.7)%	(6,909)	(3.4)%	(6,634)	(3.8)%
Other income (expense), net	1,508	1.4%	1,270	1.4%	3,039	1.5%	2,208	1.3%
Loss before income taxes	(3,772)	(3.6)%	(4,460)	(4.9)%	(16,974)	(8.4)%	(15,715)	(8.9)%
Provision for income taxes	134	0.1%	200	0.2%	160	0.1%	302	0.2%
Net loss	$(3,906)	(3.7)%	$(4,660)	(5.1)%	$(17,134)	(8.5)%	$(16,017)	(9.1)%

Disaggregated Revenue

The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Promotion	$57,551	$60,912	$(3,361)	-6%	$121,118	$124,695	$(3,577)	-3%
Media	47,140	28,633	18,507	65%	81,680	51,616	30,064	58%
Total Revenue	$104,691	$89,545	$15,146	17%	$202,798	$176,311	$26,487	15%

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues	$104,691	$89,545	$15,146	17%	$202,798	$176,311	$26,487	15%

Revenues for the three months ended June 30, 2019 increased by $15.1 million, or 17%, as compared to the same period in 2018. The increase was primarily due to growth in media revenue as a result of an increase in adoption of our media product offerings, partially offset by a decrease in digital promotion campaigns. Revenues from digital promotion and media campaigns were 55% and 45%, respectively, of total revenues for the three months ended June 30, 2019, as compared to 68% and 32%, respectively, of total revenues during the same period in 2018.

Revenues for the six months ended June 30, 2019 increased by $26.5 million, or 15%, as compared to the same period in 2018. The increase was primarily due to growth in media revenue as a result of an increase in adoption of our media product offerings, partially offset by a decrease in digital promotion campaigns. Revenues from digital promotion and media campaigns were 60% and 40%, respectively, of total revenues for the six months ended June 30, 2019, as compared to 71% and 29%, respectively, of total revenues during the same period in 2018.

We expect continued revenue growth for the remainder of 2019 due to increased media revenues as well as promotion revenues with anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of revenues	$64,106	$47,769	$16,337	34%	$120,929	$88,222	$32,707	37%
Gross profit	$40,585	$41,776	$(1,191)	(3)%	$81,869	$88,089	$(6,220)	(7)%
Gross margin	39%	47%			40%	50%

Cost of revenues for the three months ended June 30, 2019 increased by $16.3 million, or 34%, as compared to the same period in 2018. The increase was primarily due to product mix shift contributing to an increase of $14.0 million in data and traffic acquisition costs for offsite media on non-owned-and-operated properties as well as an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platforms, an increase in amortization expense of $1.7 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, an increase in overhead expenses related to facilities and infrastructure support of $1.1 million, and an increase in compensation costs, including stock-based compensation of $0.3 million, partially offset by a decrease in data center expenses of $0.8 million.

Cost of revenues for the six months ended June 30, 2019 increased by $32.7 million, or 37%, as compared to the same period in 2018. The increase was primarily due to product mix shift contributing to an increase of $25.4 million in data and traffic acquisition costs for offsite media on non-owned-and-operated properties as well as an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platforms, an increase in amortization expense of $5.0 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, an increase in overhead expenses related to facilities and infrastructure support of $2.3 million, and an increase in compensation costs, including stock-based compensation of $1.1 million, partially offset by a decrease in data center expenses of $1.0 million, and a decrease in restructuring charges of $0.1 million.

Gross margin for the three and six months ended June 30, 2019 decreased to 39% and 40%, respectively, as compared to 47% and 50%, respectively, during the same periods in 2018, primarily due to the continued shift in our product mix as revenues from media, which have higher data and traffic acquisition costs related to offsite media, as a percentage of our total revenue, continue to increase compared to our promotion revenue. The decrease is also attributable to an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platform, as well as an increase in amortization expense related to acquired intangible assets.

We expect the costs associated with distribution and third-party service fees to continue to increase in the future as we continue to expand and scale our distribution network and reach. We expect pressure on our gross margin as our growth strategy evolves and our product mix continues to change.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$23,870	$20,530	$3,340	16%	$49,393	$44,360	$5,033	11%
Percent of revenues	23%	23%			24%	25%

Sales and marketing expenses consist primarily of compensation, including salaries and benefits, sales commissions and stock-based compensation provided to our sales and marketing personnel, as well as facility costs and other related overhead costs; marketing programs, amortization of acquired intangibles, and travel costs.

Sales and marketing expenses for the three months ended June 30, 2019 increased by $3.3 million, or 16%, as compared to the same period in 2018. The increase was primarily the result of an increase in compensation costs of $2.9 million from acquisitions and hiring additional employees to support our growth and business objectives, an increase in facilities expense of $0.4 million, an increase in intangible asset amortization expense of $0.3 million related to our acquisitions, partially offset by reduced spending in promotional and advertising costs of $0.2 million resulting from our expense management efforts, and a decrease in restructuring charges of $0.1 million due to severance for impacted employees.

Sales and marketing expenses for the six months ended June 30, 2019 increased by $5.0 million, or 11%, as compared to the same period in 2018. The increase was primarily the result of an increase in compensation costs of $5.8 million from acquisitions and hiring additional employees to support our growth and business objectives, an increase in facilities expense of $0.7 million, an increase in intangible asset amortization expense of $0.7 million related to our acquisitions, partially offset by reduced spending in promotional and advertising costs of $1.5 million resulting from our expense management efforts, and a decrease in restructuring charges of $0.7 million due to severance for impacted employees.

We expect to continue to invest in sales and marketing in order to support our growth and business objectives, while continuing to optimize our investment in promotional and advertising activities.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$8,699	$12,122	$(3,423)	(28)%	$19,069	$24,748	$(5,679)	(23)%
Percent of revenues	8%	14%			9%	14%

Research and development expenses consist primarily of compensation, including salaries, bonuses, and benefits, and stock-based compensation provided to our engineering personnel, as well as facility costs and other related overhead costs; costs related to development of new products and the enhancement of existing products; and fees for design, testing, consulting, and other related services.

Research and development expenses for the three months ended June 30, 2019 decreased by $3.4 million, or 28%, as compared to the same period in 2018. The decrease was primarily due to a decrease in compensation costs of $1.2 million as we continue to scale in lower cost geographical areas, a decrease in overhead expenses related to facilities and infrastructure support of $0.7 million, a decrease in restructuring charges of $0.1 million primarily related to severance for the impacted employees, and an increase in capitalization of internal use software development costs of $1.4 million.

Research and development expenses for the six months ended June 30, 2019 decreased by $5.7 million, or 23%, as compared to the same period in 2018. The decrease was primarily due to a decrease in compensation costs of $2.7 million as we continue to scale in lower cost geographical areas, a decrease in overhead expenses related to facilities and infrastructure support of $1.3 million, a decrease in restructuring charges of $0.5 million primarily related to severance for the impacted employees, and an increase in capitalization of internal use software development costs of $1.2 million.

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

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and administrative	$12,835	$11,528	$1,307	11%	$26,458	$22,920	$3,538	15%
Percent of revenues	12%	13%			13%	13%

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

General and administrative expenses for the three months ended June 30, 2019 increased by $1.3 million, or 11%, as compared to the same period in 2018. The increase was primarily due to an increase in compensation costs of $0.8 million from acquisitions and hiring additional employees to support our growth and business objectives, an increase in allowance for doubtful accounts of $0.3 million, an increase in other administrative expenses of $0.2 million and an increase in professional service fees of $0.1 million, partially offset by a decrease in acquisition related charges of $0.1 million.

General and administrative expenses for the six months ended June 30, 2019 increased by $3.6 million, or 15%, as compared to the same period in 2018. The increase was primarily due to an increase in compensation costs of $2.1 million from acquisitions and hiring additional employees to support our growth and business objectives, an increase in acquisition related charges of $0.7 million, an increase in professional service fees of $0.4 million, an increase in allowance for doubtful accounts of $0.3 million, and an increase in other administrative expenses of $0.2 million, partially offset by a decrease in restructuring charges of $0.1 million primarily related to severance for the impacted employees.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and incur additional legal and compliance costs associated with the upcoming California Consumer Privacy Act, which is effective January 1, 2020.

Change in Fair Value of Escrowed Shares and Contingent Consideration

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$(3,009)	$—	$(3,009)	100%	$53	$7,350	$(7,297)	(99)%
Percent of revenues	(3)%	—%			0%	4%

During the three and six months ended June 30, 2019, we recorded a benefit of $3.0 million and a charge of $0.1 million, respectively. During the three and six months ended June 30, 2019, we recorded a benefit of $4.1 million and $3.1 million, respectively for the remeasurement of Elevaate contingent consideration due to the decrease in expected achievement of certain financial metrics over the contingent consideration period, and a charge of $1.1 million and $3.2 million, respectively for the remeasurement of Ahalogy contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period.

During the three and six months ended June 30, 2018, we recorded an expense of zero and $7.4 million, consisting of $1.4 million due to the increase in fair value of certain escrowed shares resulting from the increase in the Company’s stock price and $6.0 million due to the change in fair value of Crisp contingent consideration.

Interest Expense and Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest expense	$(3,470)	$(3,326)	(144)	4%	$(6,909)	$(6,634)	$(275)	100%
Other income (expense), net	1,508	1,270	238	19%	$3,039	2,208	$831	38%
	$(1,962)	$(2,056)	$94	(5)%	$(3,870)	$(4,426)	$556	(13)%

Interest expense is primarily related to the convertible senior notes, promissory note and finance lease obligations.

Other income (expense), net consists primarily of interest income on short-term certificate of deposits and U.S. Treasury Bills held as cash equivalents. The increase in other income (expense), net during the three and six months ended June 30, 2019, as compared to the same period in 2018, was due to interest income earned on short-term certificate of deposits and U.S. Treasury Bills held as cash equivalents, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.

Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Provision for income taxes	$134	$200	$(66)	(33)%	$160	$302	$(142)	(47)%

The provision for income taxes of $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, and the provision for income taxes of $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively, was primarily attributable to our foreign operations and amortization of tax deductible goodwill from prior year acquisitions.

Liquidity and Capital Resources

We have financed our operations and capital expenditures through the issuance of common stock and convertible senior notes, and cash flows obtained through the exercise of stock options and from operations. As of June 30, 2019, we had $253.6 million in cash and cash equivalents which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and U.S. Treasury Bills.

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

Our Board of Directors has approved programs for us to repurchase shares of our common stock. During May 2019, the repurchase program approved by our Board of Directors in 2018 (“2018 Program”) expired. In April 2019, our Board of Directors authorized a one-year repurchase program (“2019 Program”) for the Company to repurchase up to $60.0 million of our common stock from May 2019 through May 2020. During the six months ended June 30, 2019, the Company had repurchased and retired 4,298,860 shares of our common stock for an aggregate of $45.8 million, under the 2018 and 2019 Programs. As of June 30, 2019, $14.5 million remained available for repurchases under the 2019 Program and was subsequently used to repurchase 1,278,500 shares of our common stock. As of July 16, 2019, the 2019 Program was terminated since we repurchased the maximum value in the 2019 Program. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed.

We believe our existing cash, cash equivalents and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$23,835	$3,857
Net cash provided by (used in) investing activities	1,198	(20,047)
Net cash used in financing activities	(73,506)	(10,615)
Effects of exchange rates on cash	23	6
Net decrease in cash and cash equivalents	$(48,450)	$(26,799)

Operating Activities

Cash from operating activities has typically been due to our net income or loss for the period adjusted for net non-cash income or expenses and changes in our operating assets and liabilities.

During the six months ended June 30, 2019, net cash provided by operating activities of $23.8 million reflects our net loss of $17.1 million, adjusted for net non-cash expenses of $38.6 million, and cash provided as a result of changes in working capital of $2.3 million. Non-cash expenses included stock-based compensation, depreciation and amortization, change in fair value of contingent consideration, amortization of debt discount and issuance costs, deferred income taxes, allowance for doubtful accounts, and other non-cash expenses, including amortization of right-of-use asset and loss on disposal of property and equipment. The sources of cash from working capital items included an increase in accounts payable and other current liabilities of $3.3 million due to timing of services and payments, a decrease in accounts receivable of $3.4 million due to collection efforts, and an increase in deferred revenues of $1.6 million, partially offset by an increase in prepaid expenses and other current assets of $2.8 million related to prepaid subscription and support fees and decrease in accrued compensation and benefits of $3.2 million related to the payout of the annual bonuses.

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

During the six months ended June 30, 2019, net cash provided by investing activities of $1.2 million reflects proceeds from maturities of certificates of deposits of $20.7 million, partially offset by cash payments to acquire certain exclusive rights pursuant to strategic partnership agreements of $14.8 million that were acquired during 2018, and purchases of property and equipment of $4.7 million, which includes capitalized software development costs, and technology hardware and software to support our growth.

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

During the six months ended June 30, 2019, net cash used in financing activities of $73.5 million reflects repurchases of common stock of $69.9 million, payments made for shares withheld to cover payroll withholding taxes of $6.5 million, and payments on promissory note and capital lease obligations of $0.2 million, partially offset by proceeds received from exercises of stock options under equity incentive plans and ESPP, net of $3.1 million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Contractual Obligations and Commitments

Refer to Note 14 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three and six months ended June 30, 2019 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2019, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019 with the SEC, except for adopting ASU 2016-02 on January 1, 2019, utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019, resulted in the recognition of 1) right-of-use assets of $8.5 million, adjusted for deferred rent and lease incentives as of the adoption date, and 2) lease liabilities for operating leases of $11.5 million. Refer to Note 2 for further details related to the adoption of Topic 842.

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

During the three and six months ended June 30, 2019, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer (“CEO”) and our chief financial officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $28.3 million and $15.1 million in 2018 and 2017, respectively, and incurred net loss of $3.9 million for the three months ended June 30, 2019. We have an accumulated deficit of $359.9 million as of June 30, 2019. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

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

We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, some of our products experience seasonal sales and buying patterns mirroring those in the CPG, retail, and e-commerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of our fiscal year. Our revenues may fluctuate due to changes in marketing budgets of CPGs and retailers and the timing of their marketing spend. Marketing spend by CPGs is considered the most flexible and easiest to cut at the end of a quarter or fiscal year if a CPG is facing budget pressures and as a result we are not always able to anticipate such fluctuations. Decisions by major CPGs or retailers to delay or reduce their digital promotion and media spending, or divert spending away from digital promotions, digital media campaigns, or other digital marketing from our platforms, or changes in our fee arrangements with CPGs, retailers and other commercial partners, could also slow our revenue growth or reduce our revenues.  For instance, recent decisions by three major CPGs to reduce their marketing spend on promotions has had an adverse impact on our revenues and revenue growth.

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

We believe that our continued revenue growth will depend on our ability to:

•	increase our share of CPG marketing spend on promotions and media through our platforms and increase the number of brands that are using our platforms within each CPG;
•	adapt to changes in marketing budgets of CPGs and retailers and the timing of their marketing spend;
•	successfully expand our media solutions into new areas such as Retail Performance Media, media agency, influencer marketing, and sponsored product search;
•	maintain and expand our data rights with our retailer network;
•

respond to changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

•	successfully execute and grow Retail Performance Media programs;
•	successfully expand our promotions solutions into new areas such as targeted printed offers at checkout and loyalty rewards programs;
•	successfully execute our digital promotions and digital media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	deploy, execute, and continue to develop Quotient Analytics and our data, measurement, and analytics solutions in support of our digital promotions and media solutions;
•	launch new products as planned, such as targeted printed offers at checkout and sponsored product search;
•	demonstrate the value of our digital promotions and media solutions through trusted measurement metrics;
•	expand the use by consumers of our digital promotions and media offerings and broaden the selection and use of digital coupons, coupon codes and cash-back offers;
•	successfully enter into new markets;
•	successfully integrate our newly acquired companies into our business;
•	grow and maintain our retailer network through direct and indirect commercial partnerships;
•	manage the shift from desktop to mobile devices;
•	manage the transition from digital print coupons to digital paperless coupons;
•	innovate our product offerings to retain and grow our consumer base;
•	expand the number, variety, quality, and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
•	increase the awareness of our brands, and earn and build our reputation;
•	hire, integrate, train and retain talented personnel;
•	effectively manage scaling and international expansion of our operations; and
•	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully accomplish any of these actions. Failure to do so could harm our business and cause our operating results to suffer. For example, in August 2019 we announced that we expect our revenue growth in the second half of 2019 to be adversely impacted by the delay in launching our targeted printed offers at checkout and sponsored product search.

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

As consumer demand for digital coupons has increased, promotion spending has shifted from traditional coupons through traditional offline or analog channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital coupons will continue at the same rate and whether the growth of the digital promotions market will continue. Some large retailers do not yet use digital paperless coupons. If a retailer decides not to accept digital paperless coupons or a CPG reduces its spend in digital promotions, our business could be harmed. For example, in recent quarters we have seen a decrease in promotion spending with us by three of our top CPG customers. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital coupons does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenues will require increasing the number of brands that are using our digital promotions solutions within each CPG. If our projections regarding the adoption and usage of Retailer iQ by retailers, CPGs and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the success of Retailer iQ generally, including insufficient time, resources or funds committed by retailers to the promotion of Retailer iQ, a retailer’s decision to forego marketing Retailer iQ, our inability to obtain sufficient data rights to maximize the functionality of our platforms and our inability to monetize enhanced Retailer iQ functionality, and our inability to efficiently integrate Retailer iQ with a retailer’s system. Even if we are successful in driving the adoption and usage of Retailer iQ by retailers, CPGs and consumers, if Retailer iQ fee arrangements or transaction volumes, or the mix of offers, change or do not meet our projections, our revenues may be harmed. We expect that the market will evolve in ways which may be difficult to predict. It is also possible that digital coupon offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers, including through continued innovation and implementation of new initiatives associated with the digital coupons. For example, if consumer demand for our software-free print solution, cash-back receipt scanning solution, or our mobile application does not grow as we expect or decreases, our business may be harmed. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted. For example, we are seeing a shift from digital paper coupons to digital paperless coupons. Our revenues may be harmed if we are unable to manage this transition and the growth of digital paperless coupons is slower than the decline in digital print coupons. Conversely, acceleration of this shift (from, for example, acceptance of digital paperless coupons by new retailers) could lead to unanticipated increases in revenue.

We depend in part on data-rights agreements with our retail partners to power a range of products and the termination of such agreements or the failure to obtain additional data rights can severely impact our revenue and growth.

Our Promotions, Media, Audience and Analytics Cloud platforms and solutions, which include Retailer iQ and Quotient Analytics, are powered in part by data we obtain from our retail partners.  Our access to this data is governed by data-rights agreements with some of our retail partners.  These data-rights agreements have complex rules and are required to be renewed periodically.  If we fail to secure additional data rights or renew expiring data-rights agreements, if we are found to be in violation of any of our obligations under these agreements, or if retailers lose their data rights, we could lose access to retailer data.  Without retailer data, our Promotions, Media, Audience and Analytics Cloud platforms and solutions, which includes Retailer iQ and Quotient Analytics and our targeted promotions and media offerings, would be less valuable to our CPG customers, publishers, ad tech and retail partners. In addition, changes to international, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, e-commerce, competition, price discrimination, consumer protection, taxation, and the use of promotions may require us to amend, or alter our practices under, our data rights agreements.  If we and our retail partners cannot respond timely to such legal and regulatory changes, or if retailers decide to limit or prohibit use of their data to comply with such changes our revenue and growth would be impaired.  For instance, if the California Consumer Privacy Act, or CCPA, is amended to prohibit the “sale” (as defined in the CCPA) of loyalty program data, or if retailers restrict our use of purchase and loyalty card data in light of the CCPA or similar laws or regulations, our business will be harmed. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations.” for additional information.

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

With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and privacy matters, particularly as they relate to individual privacy interests. Any unfavorable publicity or negative public perception about our use of data or other data focused industries could affect our business and results of operations, and may lead digital publishers like Facebook to change their business practice, or trigger additional regulatory scrutiny or lawmaking that affects us. For example, in recent years, consumer advocates, mainstream media and elected officials have increasingly and publicly criticized data and marketing companies for their collection, storage and use of personal data. The negative public attention could cause CPGs or our retail partners to discontinue using our targeted advertising solutions. This public scrutiny may also lead to general distrust of data and marketing companies, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective customers’ demand for our products and services and adversely affect our business and operating results.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Historically, our revenue growth has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. In addition, our operating costs and expenses have fluctuated in the past, and we anticipate that our costs and expenses will increase over time as we continue to invest in growing our business. Our operating results could vary significantly from quarter-to-quarter and year-to-year as a result of these and other factors, many of which are outside of our control, and as a result we have a limited ability to forecast the amount of future revenues and expenses, which may adversely affect our ability to predict financial results accurately. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth.  We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in changing industries. Our results of operations may fall below our estimates or the expectations of public market analysts and investors. Fluctuations in our quarterly operating results may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price and the trading price of the convertible senior notes to decline. As a result of the potential variations in our quarterly revenues and operating results, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and the results of any one quarter or historical patterns should not be considered indicative of our future sales activity, expenditure levels or performance.

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

•	the costs of investing, maintaining and enhancing our technology infrastructure;
•	increased legal and compliance costs associated with data protection laws and regulations in various jurisdictions, including the California Consumer Privacy Act, which is effective January 1, 2020;
•	the costs of developing new products, solutions and enhancements to our platform;
•	whether new products successfully launch on time;
•	our ability to manage our growth, including scaling Retailer iQ, developing and growing our Media, Audience and Analytics Cloud platforms;
•	the success of our sales and marketing efforts;
•	the costs of acquiring new companies which we anticipate will help us grow our business;
•	the costs of successfully integrating acquired companies and employees into our operations, including costs related to the integration of Ahalogy, Elevaate and SavingStar;
•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•	our ability to deal effectively with fraudulent transactions or customer disputes;
•	the attraction and retention of qualified employees and key personnel, which can be affected by changes in U.S. immigration policies;
•	the effectiveness of our internal controls;
•	increased legal, accounting and compliance costs associated with complying with Section 404 of the Sarbanes-Oxley Act (“SOX”); and
•	changes in accounting rules, tax laws or interpretations thereof.

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

When we deliver promotions or media on a retailer’s receipt, website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid or guaranteed prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, certain prepaid or guaranteed distribution fees with some of the retailers will not be recoverable and the distribution fee will increase as a percentage of revenue. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retail partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. At June 30, 2019, and December 31, 2018, we had no prepaid non-refundable payments with our Retailer iQ partners.

Our gross margins are dependent on many factors, some of which are not directly controlled by us.

The factors potentially affecting our gross margins include:

•	our product mix since we have significant variations in our gross margin among products. Any substantial change in product mix could change our gross margin;
•	growth and expansion of our lower-margin media products, including programmatic ads delivered through third-party ad-tech partners and publishers;
•	increasing data and traffic acquisition costs for offsite media on non-owned-and-operated properties;
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

The success and scale of Retailer iQ and new products depend, in part, on the level of commitment and support by retailers.

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

We may develop new products that require integration with a retailer’s systems and the systems of their service providers. The success of these products and our ability to launch them on time as planned similarly depend, in part, on retailer support and delays by the retailer or their service providers could adversely impact our business. For example, in August 2019 we announced that delays in launching our new targeted printed offers at checkout and sponsored product search are expected to adversely impact our revenue growth for the second half of 2019.

Acquisitions, joint ventures and strategic investments could result in operating difficulties, dilution and other harmful consequences.

We have acquired a number of businesses, and expect to continue to evaluate and consider a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and strategic investments. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

•	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration;
•	disputes as a result of certain terms and conditions of our transactions, such as payment of contingent consideration or closing adjustments;
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

Our success depends in part on our ability to attract consumers through unpaid Internet search results on search engines like Google, Yahoo! and Bing. The number of consumers we attract to our websites from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, major search engines frequently modify their ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites or we may receive less favorable placement which could reduce traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. For example, the search result rankings of our websites have fallen relative to the same time last year. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their index. Moreover, the use of voice recognition technology, such as Alexa, Google Assistant or Siri, may drive traffic away from search engines, which could reduce traffic to our website. Any reduction in the number of consumers directed to our websites could reduce the effectiveness of our coupon codes for specialty retailers and digital promotions for CPGs and retailers and could adversely impact our business and results of operations. It could also reduce our ability to sell media advertising on our sites, which would negatively impact revenues and harm our business. For example, we have seen a decline in the revenues from specialty retail and expect this trend to continue.

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

If our security measures or information we collect and maintain are compromised or publicly exposed, CPGs, retailers and consumers may curtail or stop using our platforms and we could be subject to claims, penalties and fines.

We collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Like all businesses that use computer systems and the Internet, our security measures, and those of our third-party service providers and partners, may not detect or prevent all attempts to gain access to our systems, denial-of-service attacks, viruses, malicious software including malware and ransomware, break-ins, phishing attacks, social engineering, human error, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our systems or solutions or that we or our third-party service providers and partners otherwise maintain, including payment systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information or proprietary data, or subject us to fines or higher transaction fees or limit or result in the termination of our access to certain payment methods. If we, or our service providers and partners, experience compromises to our security that result in performance or availability problems, the complete shutdown of one or more of our websites and mobile applications, or the misuse, loss or unauthorized access to or disclosure of confidential information, personally identifiable information, or other personal or proprietary data, CPGs, retailers, and consumers may lose trust and confidence in us and decrease their use of our platforms or stop using our platforms entirely. Further, such compromises to personal or sensitive information or proprietary data could lead to litigation or other adversarial actions by business partners such as retailers or consumers.

Because the techniques used to obtain unauthorized access are often sophisticated and change frequently, neither we nor third-party service providers and partners can guarantee that our systems will not be breached. In addition, consumer information including email addresses, phone numbers, transaction data, and data on consumer usage of our and our retailer partners’ websites and mobile applications could be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. Security breaches can also occur as a result of nontechnical issues, including intentional or inadvertent actions by our employees or by persons with whom we have commercial relationships that lead to exposure of any types of personal, sensitive or proprietary information. Any or all of these issues, or the perception that any of them has occurred, even if inaccurate, could negatively impact our reputation and our ability to attract and retain CPGs and retailers as well as consumers or could reduce the frequency with which our platforms are used, cause existing or potential CPG or retailer customers to cancel their contracts or subject us to third-party lawsuits, regulatory fines or other action or liability, and harm our business and results of operations.

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

For example, on June 28, 2018 California enacted the CCPA, the directives of which will become operative on January 1, 2020; the CCPA has already been amended once and grants consumers new rights with respect to their personal information. We believe our policies and practices comply in material respects with applicable privacy, data protection, data security, marketing and consumer protection guidelines, laws and regulations. However, if our belief is incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information or implement new safeguards to help our consumers manage our use of their information, among other changes. We also cannot control our retail partners approach or interpretation of CCPA or other privacy regulations. Since our retail partners provide us with a material amount of data that our platforms and solutions are dependent upon, we may not be able to maintain or grow our revenues as anticipated.

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

We and our service providers and partners are subject to a variety of federal, state and international laws, regulations and industry standards regarding privacy, data protection, data security, marketing and consumer protection, which address the collection, storing, sharing, using, processing, disclosure and protection of data relating to individuals, as well as the tracking of consumer behavior and other consumer data. We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing and may be subject to differing interpretations, costly to comply with or inconsistent among jurisdictions. For example, the Federal Trade Commission, or the FTC, expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use, disclosure, and storage of consumer information, and establish principles relating to notice, consent, access and data integrity and security. The laws and regulations in many foreign countries relating to privacy, data protection, data security, marketing and consumer protection often are more restrictive than in the United States, and may in some cases be interpreted to have a greater scope. Additionally, the laws, regulations and industry standards, both foreign and domestic, relating to privacy, data protection, data security, marketing and consumer protection are dynamic and may be expanded or replaced by new laws, regulations or industry standards.

Various industry standards on privacy and data security have been developed and are expected to continue to develop, which may be adopted by industry participants at any time. We are subject to the terms of our privacy policies and obligations to third parties relating to privacy, data protection and data security, including contractual obligations relating to privacy rights, data protection, data use and data security measures. We are also required, under certain regulatory regimes and industry standards, to contractually require our service providers to meet certain privacy and security requirements. Certain of our solutions, including Quotient Promotions, Media, Audience and Analytics Cloud platforms and solutions depend in part on our ability to use data that we obtain in connection with our offerings, and our ability to use this data may be subject to restrictions in our commercial agreements and subject to the privacy policies of the entities that provide us with this data. Our, or our service providers and partners’, failure to adhere to these third-party restrictions on data use may result in claims, proceedings or actions against us by our business counterparties or other parties, or other liabilities, including loss of business, reputational damage, and remediation costs, which could adversely affect our business.

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

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses including unauthorized use or disclosure of consumer data.

Our agreements with CPGs, retailers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement or other liabilities relating to or arising from our products, services or other contractual obligations including those relating to data use and consumer consent. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments could harm our business.

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

We currently depend on the continued services and performance of the key members of our management team, including Steven R. Boal, our Chief Executive Officer and Chairman. Mr. Boal is one of our founders and his leadership has played an integral role in our growth. Key institutional knowledge remains with a small group of long-term employees and directors whom we may not be able to retain. The loss of key personnel, including key members of management as well as our marketing, sales, product development and technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.

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

We prepare our financial statements to conform to U.S. GAAP. These accounting principles are subject to interpretation by the FASB, American Institute of Certified Public Accountants (“AICPA”), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in February 2016, the FASB issued a new standard, Topic 842, which requires us to record most of our leases on our balance sheets beginning in our first quarter of fiscal year 2019.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 89,793,236 shares of common stock outstanding as of June 30, 2019, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 54% of our outstanding common stock, based on the number of shares outstanding as of June 30, 2019. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our Board of Directors has approved programs for us to repurchase shares of our common stock. During May 2019, the active repurchase program (“2018 Program”) at that time expired. In April 2019, our Board of Directors authorized the 2019 Program for the Company to repurchase up to $60.0 million of our common stock from May 2019 through May 2020. During the six months ended June 30, 2019, the Company had repurchased and retired 4,298,860 shares of our common stock for an aggregate of $45.8 million, under the 2018 and 2019 Programs. As of June 30, 2019, $14.5 million remained available for repurchases under the 2019 Program and was subsequently used to repurchase 1,278,500 shares of our common stock. As of July 16, 2019, the 2019 Program was terminated since we repurchased the maximum value in the 2019 Program. Stock repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases may be made in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Act. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2019	29,560	$8.99	29,560	$58,700,000
May 1 - 31, 2019	1,895,800	10.44	1,895,800	40,200,000
June 1 - 30, 2019	2,373,500	10.80	2,373,500	14,500,000
Total	4,298,860	$10.63	4,298,860	$14,500,000

(1)

In April 2018, the Company’s Board of Directors authorized the 2018 Program to repurchase up to $100.0 million of the Company’s common stock. During May 2019, the 2018 Program expired. In April 2019, the Company’s Board of Directors authorized the 2019 Program for the Company to repurchase up to $60.0 million of its common stock from May 2019 through May 2020. During the six months ended June 30, 2019, the Company repurchased and retired 4,298,860 shares of its common stock for an aggregate of $45.8 million, under the 2018 and 2019 Programs. As of June 30, 2019, $14.5 million remained available repurchases under the 2019 Program and was subsequently used to repurchase 1,278,500 shares of the Company’s common stock. As of July 16, 2019, the 2019 Program was terminated since the Company repurchased the maximum value in the 2019 Program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	03/11/16

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/06/15

4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	02/25/14

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	01/31/14

10.1†	Change of Control Severance Agreement with Ronald J. Fior, dated August 2, 2016					X

10.2†	Change of Control Severance Agreement with Jason Young, dated May 2, 2017					X

10.3†	Form of Amendment to Change of Control Agreement					X

31.1	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

QUOTIENT TECHNOLOGY INC.

Dated: August 9, 2019	By:	/s/ Ronald Fior
Ronald Fior
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)