Form 10-Q
period 2019-09-30
Quotient Technology Inc.
filed 2019-11-08
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 88,989,087 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$238,134	$302,028
Short-term investments	—	20,738
Accounts receivable, net of allowance for doubtful accounts of $1,377 and $1,200 at September 30, 2019 and December 31, 2018, respectively	116,857	112,108
Prepaid expenses and other current assets	21,399	10,044
Total current assets	376,390	444,918
Property and equipment, net	13,500	15,579
Intangible assets, net	64,367	81,724
Goodwill	118,821	118,821
Other assets	7,041	1,311
Total assets	$580,119	$662,353
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,525	$17,060
Accrued compensation and benefits	11,374	13,107
Other current liabilities	51,644	53,255
Deferred revenues	13,091	8,686
Contingent consideration related to acquisitions	27,000	—
Total current liabilities	119,634	92,108
Other non-current liabilities	6,184	3,622
Contingent consideration related to acquisitions	3,015	28,963
Convertible senior notes, net	163,495	155,719
Deferred tax liabilities	1,754	1,854
Total liabilities	294,082	282,266
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 88,853,073 and 94,995,211 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	662,285	703,023
Accumulated other comprehensive loss	(886)	(844)
Accumulated deficit	(375,363)	(322,093)
Total stockholders’ equity	286,037	380,087
Total liabilities and stockholders’ equity	$580,119	$662,353

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$114,830	$103,591	$317,628	$279,902
Costs and expenses:
Cost of revenues	70,458	57,073	191,387	145,295
Sales and marketing	24,310	22,782	73,703	67,142
Research and development	9,236	11,974	28,305	36,722
General and administrative	17,643	12,574	44,101	35,494
Change in fair value of escrowed shares and contingent consideration, net	999	4,692	1,052	12,042
Total costs and expenses	122,646	109,095	338,548	296,695
Loss from operations	(7,816)	(5,504)	(20,920)	(16,793)
Interest expense	(3,507)	(3,373)	(10,416)	(10,007)
Other income (expense), net	1,175	1,267	4,214	3,475
Loss before income taxes	(10,148)	(7,610)	(27,122)	(23,325)
Provision for income taxes	215	195	375	497
Net loss	$(10,363)	$(7,805)	$(27,497)	$(23,822)
Net loss per share, basic and diluted	$(0.12)	$(0.08)	$(0.30)	$(0.25)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	88,789	94,066	91,850	93,478

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(10,363)	$(7,805)	$(27,497)	$(23,822)
Other comprehensive income (loss):
Foreign currency translation adjustments	(87)	(121)	(42)	(239)
Comprehensive loss	$(10,450)	$(7,926)	$(27,539)	$(24,061)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total stockholders' equity, beginning balances	$304,982	$388,996	$380,087	$398,041

Common stock and additional paid-in capital:
Beginning balances	$665,666	$696,105	$703,023	$686,025
Stock-based compensation	7,768	8,437	24,097	24,533
Exercise of employee stock options	50	1,307	1,686	3,966
Issuance of common stock, stock purchase plan	—	—	1,427	1,858
Payments for taxes related to net share settlement of equity awards	(1,720)	(2,207)	(8,181)	(10,449)
Retirement of treasury stock	(9,478)	(2,247)	(59,766)	(5,888)
Change in fair value of escrowed shares related to a services and data agreement	—	2,400	—	3,750
Ending balance	$662,286	$703,795	$662,286	$703,795

Treasury stock:
Beginning balances	$—	$—	$—	$—
Repurchase of common stock	(14,593)	(4,236)	(85,539)	(10,971)
Retirement of treasury stock	14,593	4,236	85,539	10,971
Ending balance	$—	$—	$—	$—

Accumulated other comprehensive loss:
Beginning balances	$(799)	$(818)	$(844)	$(700)
Other comprehensive income (loss)	(87)	(121)	(42)	(239)
Ending balance	$(886)	$(939)	$(886)	$(939)

Accumulated deficit:
Beginning balances	$(359,885)	$(306,291)	$(322,093)	$(287,285)
Cumulative-effect of accounting change	—	—	—	105
Retirement of treasury stock	(5,115)	(1,989)	(25,773)	(5,083)
Net loss	(10,363)	(7,805)	(27,497)	(23,822)
Ending balance	$(375,363)	$(316,085)	$(375,363)	$(316,085)

Total stockholders' equity, ending balances	$286,037	$386,771	$286,037	$386,771

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(27,497)	$(23,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,260	17,226
Stock-based compensation	23,692	24,455
Amortization of debt discount and issuance cost	7,776	7,374
Allowance for doubtful accounts	583	271
Deferred income taxes	375	497
Change in fair value of escrowed shares and contingent consideration, net	1,052	12,042
Impairment of capitalized software development costs	3,579	—
Other non-cash expenses	1,872	130
Changes in operating assets and liabilities:
Accounts receivable	(5,332)	(20,185)
Prepaid expenses and other current assets	(11,084)	(2,520)
Accounts payable and other current liabilities	9,053	6,320
Payments for contingent consideration	—	(9,700)
Accrued compensation and benefits	(1,743)	(2,857)
Deferred revenues	4,405	(1,026)
Net cash provided by operating activities	29,991	8,205

Cash flows from investing activities:
Purchases of property and equipment	(7,412)	(3,814)
Purchase of intangible assets	(14,811)	(13,046)
Acquisitions, net of cash acquired	—	(26,628)
Purchases of short-term investments	—	(75,120)
Proceeds from maturities of short-term investment	20,738	94,862
Net cash used in investing activities	(1,485)	(23,746)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	3,113	5,824
Payments for taxes related to net share settlement of equity awards	(8,181)	(10,449)
Repurchases and retirement of common stock under share repurchase program	(87,097)	(10,971)
Principal payments on promissory note and capital lease obligations	(236)	(232)
Payments for contingent consideration	—	(14,800)
Net cash used in financing activities	(92,401)	(30,628)
Effect of exchange rates on cash and cash equivalents	1	9
Net decrease in cash and cash equivalents	(63,894)	(46,160)
Cash and cash equivalents at beginning of period	302,028	334,635
Cash and cash equivalents at end of period	$238,134	$288,475

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$240	$173
Cash paid for interest	$1,764	$1,898

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	$599	$387

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, valuation of assets acquired and liabilities assumed in a business combination, useful lives of intangible assets and property and equipment, estimates related to recovery of long-lived assets, including acquired intangibles and goodwill, stock-based compensation, measurement of contingent consideration, restructuring accruals, deferred revenues, debt discounts, and income taxes, deferred income tax assets and associated valuation allowances. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.

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

Deferred Revenues

Deferred revenues consist of coupon setup fees, coupon transaction fees and digital media fees that are expected to be recognized upon coupon activations, or delivery of media impressions or clicks, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for the nine months ended September 30, 2019 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations of $21.1 million, partially offset by $16.6 million of recognized revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Promotion	$62,034	$63,260	$183,152	$187,955
Media	52,796	40,331	134,476	91,947
Total Revenue	$114,830	$103,591	$317,628	$279,902

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$114,774	—	—	$114,774
U.S. Treasury Bills	41,242	—	—	41,242
Total	$156,016	$—	$—	$156,016
Liabilities:
Contingent consideration related to acquisitions	—	—	30,015	30,015
Total	$—	$—	$30,015	$30,015

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$142,507	—	—	$142,507
U.S. Treasury Bills	19,689	—	—	19,689
Short-Term investments:
Certificate of deposit	—	20,738	—	20,738
Total	$162,196	$20,738	$—	$182,934
Liabilities:
Contingent consideration related to acquisitions	—	—	28,963	28,963
Total	$—	$—	$28,963	$28,963

The valuation technique used to measure the fair value of money market funds and U.S. Treasury Bills includes using quoted prices in active markets. The money market funds have a fixed net asset value (NAV) of $1. The valuation technique to measure the fair value of certificate of deposits included using quoted prices in active markets for similar assets.

The contingent consideration as of September 30, 2019 and December 31, 2018 relates to the acquisitions of MLW Squared Inc. (“Ahalogy”) and Elevaate Ltd. (“Elevaate”). The fair values of contingent consideration are based on the expected achievement of certain revenue targets as defined under the acquisition agreements and were estimated using an option pricing method with significant inputs that are not observable in the market, thus classified as a Level 3 instrument. The inputs included the expected achievement of certain financial metrics over the contingent consideration period, volatility and discount rate. The fair-value of the contingent consideration is classified as a liability and is re-measured each reporting period. Refer to Note 6 for further details related to the acquisitions.

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Elevaate	Ahalogy	Elevaate	Ahalogy
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$3,015	$26,001	$6,121	$22,842
Change in fair value during the period	—	999	(3,106)	4,158
Total	$3,015	$27,000	$3,015	$27,000

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Ahalogy	Crisp	Ahalogy	Crisp
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$14,582	$24,500	$—	$18,500
Addition related to acquisition	—	—	14,582	—
Change in fair value during the period	2,292	—	2,292	6,000
Payments made during the period	—	(24,500)	—	(24,500)
Total	$16,874	$—	$16,874	$—

The Company recorded a charge of $1.0 million and $1.1 million during the three and nine months ended September 30, 2019, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying condensed consolidated statements of operations. The Company recorded a charge of $2.3 million and $8.3 million during the three and nine months ended September 30, 2018, respectively, due to the change in fair value of the contingent consideration.

Crisp Media, Inc. (“Crisp”) achieved the financial metrics subject to contingent consideration during the measurement period ending May 31, 2018 and the Company paid out $24.5 million during the three months ended September 30, 2018 and as a result, no liability exists as of September 30, 2018.

Fair Value Measurements of Other Financial Instruments

As of September 30, 2019 and December 31, 2018, the fair value of the Company’s 1.75% convertible senior notes due 2022 was $187.8 million and $187.5 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities are valued on the date of acquisition for businesses acquired on a nonrecurring basis.

As of September 30, 2019 and December 31, 2018, there were no assets and liabilities that are required to be measured at fair value on a nonrecurring basis.

4. Allowance for Doubtful Accounts

The summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at the beginning of period	$1,381	$768	$1,200	$786
Additions related to acquisitions	—	$32	—	$32
Bad debt expense	217	222	583	271
Write-offs	(221)	(49)	(406)	(116)
Balance at the end of period	$1,377	$973	$1,377	$973

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Software	$40,819	$37,987
Computer equipment	25,412	23,986
Leasehold improvements	8,355	8,147
Furniture and fixtures	2,280	2,057
Total	76,866	72,177
Accumulated depreciation and amortization	(64,241)	(59,348)
Projects in process	875	2,750
Total property and equipment, net	$13,500	$15,579

Depreciation and amortization expense related to property and equipment was $1.9 million and $5.6 million for the three and nine months ended September 30, 2019, respectively, and $1.9 million and $5.4 million for the three and nine months ended September 30, 2018, respectively.

The Company capitalized internal use software development and enhancement costs of $1.9 million and $4.9 million during the three and nine months ended September 30, 2019, respectively, and $0.4 million and $2.0 million during the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2019, the Company had $0.7 million and $1.9 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense and recorded as cost of revenues, as compared to $0.4 million and $0.8 million, respectively, during the comparable period of 2018. The unamortized capitalized development costs were $5.3 million and $6.1 million as of September 30, 2019 and December 31, 2018, respectively.

During the three and nine months ended September 30, 2019, the Company recorded an impairment charge of $3.6 million within general and administrative expenses, on the condensed consolidated statement of operations, related to the impairment of capitalized software development costs based on a decision to discontinue a product that was no longer part of its go-forward strategy.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Bonus	$4,030	$5,997
Commissions	3,698	4,104
Payroll and related expenses	2,505	1,938
Severance related to restructuring	634	709
Vacation	507	359
Total accrued compensation and benefits	$11,374	$13,107

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Distribution fees	$22,899	$15,389
Traffic acquisition cost	6,324	2,417
Prefunded liability	5,235	5,131
Operating lease liabilities	3,246	—
Marketing expenses	1,886	2,416
Interest payable	1,157	282
Facility exit costs related to restructuring	—	1,019
Liability related to purchased intangible asset	—	14,500
Other	10,897	12,101
Total other current liabilities	$51,644	$53,255

6. Acquisitions

Acquisition of Elevaate

On October 26, 2018, the Company acquired all the outstanding shares of Elevaate, a sponsored search company for retail partners and CPG brands.

The total preliminary acquisition consideration of $13.3 million consisted of $7.2 million in cash and contingent consideration of up to $18.5 million payable in cash with an estimated fair value of $6.1 million as of the acquisition date. The contingent consideration payout is based on Elevaate achieving certain financial metrics between February 1, 2019 through January 31, 2021. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration will be remeasured every reporting period. Refer to Note 3 for the fair value of contingent consideration at September 30, 2019.

Acquisition of SavingStar, Inc.

On August 27, 2018, the Company acquired all the outstanding shares of SavingStar, Inc. (“SavingStar”), a digital promotions company with a CRM platform designed to help brands build and track loyalty programs with their consumers.

The total preliminary acquisition consideration at closing consisted of $7.5 million in cash. In addition, SavingStar may receive potential contingent consideration of up to $10.6 million payable in all cash, subject to achieving certain financial metrics between closing through February 29, 2020. At the date of acquisition and September 30, 2019, the contingent consideration’s fair value was determined to be zero using an option pricing model. The fair value of the contingent consideration is remeasured every reporting period.

Acquisition of Ahalogy

On June 1, 2018, the Company acquired all the outstanding shares of Ahalogy, an influencer marketing firm that delivers premium content across social media channels for CPG brands. The acquisition enhances the Company’s performance media solutions for CPGs and retailers, adding social media expertise and a roster of influencers.

The total preliminary acquisition consideration of $36.4 million consisted of $21.8 million in cash and contingent consideration of up to $30.0 million payable in all cash with an estimated fair value of $14.6 million as of the acquisition date. The contingent consideration payout is based on Ahalogy achieving certain financial metrics between closing through December 31, 2019. At the date of acquisition, the contingent consideration’s fair value was determined by using an option pricing model. The fair value of the contingent consideration is remeasured every reporting period. Refer to Note 3 for the fair value of contingent consideration at September 30, 2019.

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

The following table summarizes the preliminary acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	(1) Acquisition Related Expenses
Elevaate	$13,346	$(60)	$3,781	$9,625	Not Deductible	$549
SavingStar	$7,485	$(1,126)	$2,577	$6,034	Not Deductible	$419
Ahalogy	$36,432	$2,196	$11,580	$22,656	Not Deductible	$684
	$57,263	$1,010	$17,938		Not Deductible	$1,652

(1)	Expensed as general and administrative

The following sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Elevaate	Estimated Useful Life (in Years)	SavingStar	Estimated Useful Life (in Years)	Ahalogy	Estimated Useful Life (in Years)
Developed technologies	$3,307	5.0	$1,476	3.0	$3,100	4.0
Customer relationships	379	5.0	1,040	3.0	6,210	6.0
Trade names	95	3.0	61	1.5	650	4.0
Vendor relationships	—	—	—	—	1,620	2.0
Total identifiable intangible assets	$3,781		$2,577		$11,580

7. Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	September 30, 2019
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,684	$(13,769)	$20,915	2.5
Promotion service rights	29,548	(9,485)	20,063	4.2
Developed technologies	20,070	(11,576)	8,494	2.7
Customer relationships	19,290	(11,509)	7,781	4.1
Data access rights	10,801	(5,945)	4,856	2.6
Domain names	5,948	(5,523)	425	1.1
Trade names	2,573	(1,406)	1,167	2.1
Vendor relationships	2,510	(1,968)	542	0.7
Patents	975	(860)	115	3.0
Registered users	420	(411)	9	0.1
	$126,819	$(62,452)	$64,367	3.2

	December 31, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,476	$(6,838)	$27,638	3.2
Promotion service rights	29,492	(7,248)	22,244	5.1
Developed technologies	20,070	(8,353)	11,717	3.2
Customer relationships	19,290	(9,145)	10,145	4.5
Data access rights	10,801	(4,544)	6,257	3.3
Domain names	5,948	(5,260)	688	0.5
Trade names	2,573	(923)	1,650	2.7
Vendor relationships	2,510	(1,364)	1,146	1.4
Patents	975	(821)	154	3.6
Registered users	420	(335)	85	1.0
	$126,555	$(44,831)	$81,724	3.7

As of September 30, 2019 and December 31, 2018, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $5.8 million and $17.7 million during the three and nine months ended September 30, 2019, respectively, and $4.8 million and $11.8 million during the three and nine months ended September 30, 2018, respectively. Estimated future amortization expense related to intangible assets as of September 30, 2019 is as follows (in thousands):

Total
2019, remaining three months	$5,496
2020	21,104
2021	15,249
2022	9,344
2023	4,958
2024 and beyond	809
Total estimated amortization expense	$56,960

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

The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

	September 30,	December 31,
	2019	2018
Principal	$200,000	$200,000
Unamortized debt discount	(33,564)	(40,650)
Unamortized debt issuance costs	(2,941)	(3,631)
Net carrying amount of the liability component	$163,495	$155,719

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the condensed consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of September 30, 2019 and December 31, 2018.

The following table sets forth the interest expense related to the notes recognized in interest expense on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$875	$875	$2,625	$2,625
Amortization of debt discount	2,396	2,262	7,086	6,687
Amortization of debt issuance costs	230	229	690	687
Total interest expense related to the Notes	$3,501	$3,366	$10,401	$9,999

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

Stock Options

The fair value of each option was estimated using the Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018*	2019	2018
Expected life (in years)	6.08	—	6.02 - 6.08	6.02
Risk-free interest rate	1.42%	—	1.42% - 2.66%	2.66%
Volatility	50%	—	50%	50%
Dividend yield	—	—	—	—

* There were no option grants during the three months ended September 30, 2018.

The weighted-average grant date fair value of options was $3.56 per share during the three months ended September 30, 2019. The weighted-average grant date fair value of options was $4.34 and $6.59 per share during the nine months ended September 30, 2019 and 2018, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2018	6,497,353	4,904,161	$12.48	6,622,006	$12.12	5.96	$9,987
Increase in shares authorized	3,799,808	—	—	—	—	—	—
Options granted	(2,445,127)	—	—	2,445,127	$8.75	—	—
Options exercised	—	—	—	(346,623)	$4.86	—	$2,165
Options canceled or expired	68,583	—	—	(68,583)	$10.96	—	—
RSUs granted	(3,455,264)	3,455,264	$9.54	—	—	—	—
RSUs vested	—	(2,270,526)	$11.98	—	—	—	—
RSUs canceled or expired	856,249	(856,249)	$11.81	—	—	—	—
RSUs vested and withheld for taxes	831,236	—	—	—	—	—	—
Balance as of September 30, 2019	6,152,838	5,232,650	$10.86	8,651,927	$11.47	5.59	$2,468
Vested and exercisable as of September 30, 2019				5,378,155	$12.47	4.37	$1,927

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options vested was $1.7 million and $4.7 million during the three and nine months ended September 30, 2019, respectively, and $1.3 million and $5.3 million during the three and nine months ended September 30, 2018, respectively.

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

As of September 30, 2019, a total of 1,310,299 shares of common stock were issued under the ESPP since inception of the plan. As of September 30, 2019, a total of 1,889,771 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$508	$571	$1,672	$1,690
Sales and marketing	1,433	1,689	4,996	5,024
Research and development	1,140	1,908	3,579	5,597
General and administrative	4,527	4,252	13,445	12,144
Total stock-based compensation expense	$7,608	$8,420	$23,692	$24,455

As of September 30, 2019, there was $66.9 million of unrecognized stock-based compensation expense, of which $15.7 million is related to stock options and ESPP shares and $51.2 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of September 30, 2019 will be amortized over a weighted-average period of 2.90 years. The total unrecognized stock-based compensation expense related to RSUs as of September 30, 2019 will be amortized over a weighted-average period of 2.72 years.

During the three months ended September 30, 2019 and 2018, the Company capitalized $0.2 million and an immaterial amount, respectively, and $0.4 million and $0.1 million during the nine months ended September 30, 2019 and 2018, respectively, of stock-based compensation expense in projects in process as part of property and equipment, net on the accompanying condensed consolidated balance sheets.

10. Common Stock Repurchase Programs

The Board of Directors has approved programs for the Company to repurchase shares of its common stock. During May 2019, the 2018 repurchase program (the “2018 Program”) expired. In April 2019, the Company’s Board of Directors authorized a one-year share repurchase program (“May 2019 Program”) for the Company to repurchase up to $60.0 million of its common stock from May 2019 through May 2020. In August 2019, the Company’s Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for the Company to repurchase up to $50.0 million of its common stock from August 2019 through August 2020. During the three and nine months ended September 30, 2019, the Company repurchased and retired 1,278,500 shares and 8,088,993 shares of its common stock, respectively, for an aggregate value of $14.6 million and of $85.5 million, respectively, under the 2018 Program and May 2019 Program. As of September 30, 2019, $50.0 million remained available for repurchases under the August 2019 Program. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed.

11. Income Taxes

The Company recorded a provision for income taxes of $0.2 million and $0.4 million during the three and nine months ended September 30, 2019, respectively, and a provision for income taxes of $0.2 million and $0.5 million during the three and nine months ended September 30, 2018, respectively. The provision for income taxes for the three and nine months ended September 30, 2019 and 2018 was primarily attributable to the Company’s foreign operations and amortization of tax deductible goodwill from prior year acquisitions.

12. Net Loss Per Share

The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(10,363)	$(7,805)	$(27,497)	$(23,822)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	88,789	94,066	91,850	93,478

Net loss per share, basic and diluted	$(0.12)	$(0.08)	$(0.30)	$(0.25)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Nine Months Ended September 30,
	2019	2018
Stock options and ESPP	8,770	6,866
Restricted stock units	5,233	5,334
Shares held in escrow	—	1,000
Shares related to convertible senior notes	11,521	11,521
	25,524	24,721

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

The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of September 30, 2019, the Company’s lease commitment of $5.8 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's condensed consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.

All operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2019, the Company recognized $0.9 million and $2.7 million, respectively, in total lease costs, which is comprised of $0.8 million and $2.4 million, respectively, in operating lease costs for right-of-use assets and $0.1 million and $0.3 million, respectively, in short-term lease costs related to short-term operating leases.

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

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Cash paid for operating lease liabilities	$1,500	$4,317
Right-of-use assets obtained in exchange for lease obligations	—	12,955

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

September 30, 2019
Operating right-of-use assets reported as:
Other assets	$6,109

Operating lease liabilities reported as:
Other current liabilities	$3,246
Other non-current liabilities	5,918
Total operating lease liabilities	$9,164

Weighted average remaining lease term (in years)	3.4
Weighted average discount rate	7.9%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2019, remaining three months	$1,196
2020	3,525
2021	1,873
2022	1,570
2023	1,550
2024 and thereafter	909
Total lease payments	$10,623

Less: Imputed Interest	(1,459)
Total	$9,164

14. Commitments and Contingencies

Purchase Obligations

The Company has unconditional purchase commitments, primarily related to software license fees and marketing services, of $9.3 million as of September 30, 2019.

Promissory Note

In January 2017, the Company entered into a promissory note agreement with a lender to finance the purchase of computer equipment for $0.8 million to be paid in quarterly installments over three years. As of September 30, 2019, the Company had a remaining balance of $0.1 million under the agreement, which is included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for claims as of September 30, 2019 and December 31, 2018. The Company expenses legal fees in the period in which they are incurred.

15. Employee Benefit Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year. Previously, the Company’s 401(k) plan contributions vest over four years after continuous employment. The Company’s matching contribution expense was $0.5 million and $0.4 million during the three months ended September 30, 2019 and 2018, respectively and $1.3 million and $1.5 million during the nine months ended September 30, 2019 and 2018, respectively.

16. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these condensed consolidated financial statements taken as a whole.

17. Subsequent Events

In November 2019, the Company entered into a definitive agreement to acquire Israel-based Ubimo, Ltd. (“Ubimo”), a leading data and media activation company. Through its demand-side platform (“DSP”), Ubimo will bring technology to further strengthen the Company’s targeted digital media solutions, improve campaign performance and cost efficiencies, and accelerate the development of the Company’s self-service platform.

The total preliminary acquisition consideration at closing consisted of cash consideration and potential contingent consideration payable in all cash subject to Ubimo achieving certain financial metrics. The acquisition will be accounted for under the acquisition method of accounting. Due to the short period of time between the acquisition date and filing of our Quarterly Report on Form 10-Q with the SEC, the acquisition-date fair value of the total consideration transferred and measurement of the assets acquired and liabilities assumed has not been determined.

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

Our digital coupon solutions deliver coupons to consumers through our network of publishers and retail partners. Digital coupon solutions primarily include digital print coupons, digital paperless coupons from Retailer iQ, targeted digital paperless coupons, in-lane targeted promotions, and CRM loyalty rebates. Each time a consumer activates a digital coupon on our platform or in some cases redeems a digital coupon, we are generally paid a fee. Activation of a digital coupon can include: saving it to a retailer loyalty account or printing it for physical redemption at a retailer.

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

Third Quarter 2019 Overview

Quarterly revenues of $114.8 million in the third quarter of 2019 increased by $11.2 million, or 11%, as compared to the same period in 2018. The year over year increase in our quarterly revenues is primarily due to a growth in media revenue as a result of an increase in adoption of our media product offerings, partially offset by a decrease in revenues from digital promotion campaigns.

Our net loss of $10.4 million in the third quarter of 2019 increased by $2.6 million, as compared to the net loss of $7.8 million in the same period in 2018. The year over year increase in our quarterly net loss was primarily due restructuring costs related to the impairment of capitalized software development costs based on a decision to discontinue a product that was no longer part of our go forward strategy, and severance for certain executive management changes; a decrease in margins primarily due to the shift in our product mix, as media revenues have higher data and traffic acquisition costs related to offsite media on non-owned-and-operated properties; as well as an increase in distribution fees paid to our partners for revenues delivered through their platform. These increases were partially offset by decreases in the changes in fair value of escrow shares and contingent consideration, and a decrease in research and development expense, as we continue to scale in lower cost geographical areas. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.

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

Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense, income taxes, other (income) expense net, change in fair value of escrowed shares and contingent consideration, net, impairment charges for capitalized software development costs, charges related to Enterprise Resource Planning (“ERP”) software implementation costs, certain acquisition related costs and restructuring charges. We exclude certain items because we believe that these costs (benefits) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to contribute to a meaningful evaluation of our current or past operating performance.

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(10,363)	$(7,805)	$(27,497)	$(23,822)
Adjusted EBITDA	13,577	16,409	33,663	41,157

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
•

Adjusted EBITDA also does not include the effects of stock-based compensation, amortization of acquired intangible assets, impairment charges for capitalized software development costs, charges related to ERP software implementation costs, net change in fair value of escrowed shares and contingent consideration, interest expense, other (income) expense, net, provision for income taxes, certain acquisition related costs and restructuring charges; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(10,363)	$(7,805)	$(27,497)	$(23,822)
Adjustments:
Stock-based compensation	7,608	8,420	23,692	24,455
Depreciation, amortization and other(1)	12,786	8,801	29,839	21,453
Change in fair value of escrowed shares and contingent consideration, net	999	4,692	1,052	12,042
Interest expense	3,507	3,373	10,416	10,007
Other (income) expense, net	(1,175)	(1,267)	(4,214)	(3,475)
Provision for income taxes	215	195	375	497
Total adjustments	$23,940	$24,214	$61,160	$64,979

Adjusted EBITDA	$13,577	$16,409	$33,663	$41,157

(1)

For the three and nine months ended September 30, 2019, other includes: restructuring charges of $4.2 million, for each respective period, and certain acquisition related costs of $0.9 million and $2.3 million, respectively. For the three and nine months ended September 30, 2018, other includes: certain acquisition related costs of $0.8 million and $1.5 million, respectively, restructuring charges of $1.3 million and $2.7 million, respectively, and ERP software implementation costs related to service agreements of zero and $0.05 million, respectively. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period, diligence, accounting, and legal expenses incurred related to certain acquisitions. Restructuring charges relate to impairment charges for capitalized software development costs, severance for certain executive management changes and impacted employees.

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

Growth of our consumer selection and digital offerings.    Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Retailer iQ, Retailer Performance Media, sponsored product search, mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail together with cash-back offers, leverage our reach to consumers and the strength of our platform to broaden the selection and consumers use of digital coupons as well as in-lane targeted promotions, manage the transition from digital print coupons to digital paperless coupons as well as the transition from desktop to mobile platforms, and invest in solutions around our data and analytic capabilities, referred to as Quotient Analytics Cloud and Quotient Audience Cloud, for CPGs and retailers.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019		2018		2019		2018
Revenues	$114,830	100.0%	$103,591	100.0%	$317,628	100.0%	$279,902	100.0%
Costs and expenses:
Cost of revenues	70,458	61.4%	57,073	55.1%	191,387	60.3%	145,295	51.9%
Sales and marketing	24,310	21.2%	22,782	22.0%	73,703	23.2%	67,142	24.0%
Research and development	9,236	8.0%	11,974	11.6%	28,305	8.9%	36,722	13.1%
General and administrative	17,643	15.4%	12,574	12.1%	44,101	13.9%	35,494	12.7%
Change in fair value of escrowed shares and contingent consideration, net	999	0.9%	4,692	4.5%	1,052	0.3%	12,042	4.3%
Total cost and expenses	122,646	106.8%	109,095	105.3%	338,548	106.6%	296,695	106.0%
Loss from operations	(7,816)	(6.8)%	(5,504)	(5.3)%	(20,920)	(6.6)%	(16,793)	(6.0)%
Interest expense	(3,507)	(3.1)%	(3,373)	(3.3)%	(10,416)	(3.3)%	(10,007)	(3.6)%
Other income (expense), net	1,175	1.0%	1,267	1.2%	4,214	1.3%	3,475	1.2%
Loss before income taxes	(10,148)	(8.9)%	(7,610)	(7.4)%	(27,122)	(8.6)%	(23,325)	(8.4)%
Provision for income taxes	215	0.2%	195	0.2%	375	0.1%	497	0.2%
Net loss	$(10,363)	(9.1)%	$(7,805)	(7.6)%	$(27,497)	(8.7)%	$(23,822)	(8.6)%

Disaggregated Revenue

The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Promotion	$62,034	$63,260	$(1,226)	-2%	$183,152	$187,955	$(4,803)	-3%
Media	52,796	40,331	12,465	31%	134,476	91,947	42,529	46%
Total Revenue	$114,830	$103,591	$11,239	11%	$317,628	$279,902	$37,726	13%

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues	$114,830	$103,591	$11,239	11%	$317,628	$279,902	$37,726	13%

Revenues for the three months ended September 30, 2019 increased by $11.2 million, or 11%, as compared to the same period in 2018. The increase was primarily due to growth in media revenue as a result of an increase in adoption of our media product offerings, partially offset by a decrease in digital promotion campaigns. Revenues from digital promotion and media campaigns were 54% and 46%, respectively, of total revenues for the three months ended September 30, 2019, as compared to 61% and 39%, respectively, of total revenues during the same period in 2018.

Revenues for the nine months ended September 30, 2019 increased by $37.7 million, or 13%, as compared to the same period in 2018. The increase was primarily due to growth in media revenue as a result of an increase in adoption of our media product offerings, partially offset by a decrease in digital promotion campaigns. Revenues from digital promotion and media campaigns were 58% and 42%, respectively, of total revenues for the nine months ended September 30, 2019, as compared to 67% and 33%, respectively, of total revenues during the same period in 2018.

We expect continued revenue growth for the remainder of 2019 due to increased media revenues as well as promotion revenues with anticipated marketing campaigns as well as adoption of our platform by consumers.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of revenues	$70,458	$57,073	$13,385	23%	$191,387	$145,295	$46,092	32%
Gross profit	$44,372	$46,518	$(2,146)	(5)%	$126,241	$134,607	$(8,366)	(6)%
Gross margin	39%	45%			40%	48%

Cost of revenues for the three months ended September 30, 2019 increased by $13.4 million, or 23%, as compared to the same period in 2018. The increase was primarily due to product mix shift contributing to an increase of $11.5 million in data and traffic acquisition costs for offsite media on non-owned-and-operated properties as well as an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platforms, an increase in overhead expenses related to facilities and infrastructure support of $2.1 million, and an increase in amortization expense of $1.2 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, partially offset by a decrease in data center expenses of $0.9 million, a decrease in restructuring charges of $0.4 million, and a decrease in compensation costs, including stock-based compensation of $0.1 million,.

Cost of revenues for the nine months ended September 30, 2019 increased by $46.1 million, or 32%, as compared to the same period in 2018. The increase was primarily due to product mix shift contributing to an increase of $36.9 million in data and traffic acquisition costs for offsite media on non-owned-and-operated properties as well as an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platforms, an increase in amortization expense of $6.2 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, an increase in overhead expenses related to facilities and infrastructure support of $4.3 million, and an increase in compensation costs, including stock-based compensation of $1.0 million, partially offset by a decrease in data center expenses of $1.9 million, and a decrease in restructuring charges of $0.4 million.

Gross margin for the three and nine months ended September 30, 2019 decreased to 39% and 40%, respectively, as compared to 45% and 48%, respectively, during the same periods in 2018, primarily due to the continued shift in our product mix as revenues from media, which have higher data and traffic acquisition costs related to offsite media, as a percentage of our total revenue, continue to increase compared to our promotion revenue. The decrease is also attributable to an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platform, as well as an increase in amortization expense related to acquired intangible assets.

We expect the costs associated with distribution and third-party service fees to continue to increase in absolute dollars in the future as we continue to expand and scale our distribution network and reach. We expect pressure on our gross margin as our growth strategy evolves and our product mix continues to change.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales and marketing	$24,310	$22,782	$1,528	7%	$73,703	$67,142	$6,561	10%
Percent of revenues	21%	22%			23%	24%

Sales and marketing expenses consist primarily of compensation, including salaries and benefits, sales commissions and stock-based compensation provided to our sales and marketing personnel, as well as facility costs and other related overhead costs; marketing programs, amortization of acquired intangibles, and travel costs.

Sales and marketing expenses for the three months ended September 30, 2019 increased by $1.5 million, or 7%, as compared to the same period in 2018. The increase was primarily the result of an increase in compensation costs of $1.5 million from acquisitions and hiring additional employees to support our growth and business objectives, and an increase in intangible asset amortization expense of $0.2 million related to our acquisitions, partially offset by a decrease in restructuring charges of $0.2 million due to severance for impacted employees.

Sales and marketing expenses for the nine months ended September 30, 2019 increased by $6.6 million, or 10%, as compared to the same period in 2018. The increase was primarily the result of an increase in compensation costs of $7.4 million related to acquisitions and hiring additional employees to support our growth and business objectives, an increase in intangible asset amortization expense of $1.8 million also related to our acquisitions, partially offset by reduced spending in promotional and advertising costs of $1.5 million resulting from our expense management efforts, a decrease in restructuring charges of $0.8 million related to severance for impacted employees, and a decrease in facilities expense of $0.3 million.

We expect to continue to invest in sales and marketing in order to support our growth and business objectives, while continuing to optimize our investment in promotional and advertising activities.

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$9,236	$11,974	$(2,738)	(23)%	$28,305	$36,722	$(8,417)	(23)%
Percent of revenues	8%	12%			9%	13%

Research and development expenses consist primarily of compensation, including salaries, bonuses, and benefits, and stock-based compensation provided to our engineering personnel, as well as facility costs and other related overhead costs; costs related to development of new products and the enhancement of existing products; and fees for design, testing, consulting, and other related services.

Research and development expenses for the three months ended September 30, 2019 decreased by $2.7 million, or 23%, as compared to the same period in 2018. The decrease was primarily due to a decrease in compensation costs of $0.9 million as we continue to scale in lower cost geographical areas, a decrease in restructuring charges of $0.4 million primarily related to severance for the impacted employees, a decrease in overhead expenses related to facilities and infrastructure support of $0.1 million, and an increase in capitalization of internal use software development costs of $1.3 million.

Research and development expenses for the nine months ended September 30, 2019 decreased by $8.4 million, or 23%, as compared to the same period in 2018. The decrease was primarily due to a decrease in compensation costs of $3.5 million as we continue to scale in lower cost geographical areas, a decrease in overhead expenses related to facilities and infrastructure support of $1.5 million, a decrease in restructuring charges of $0.9 million primarily related to severance for the impacted employees, and an increase in capitalization of internal use software development costs of $2.5 million.

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

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
General and administrative	$17,643	$12,574	$5,069	40%	$44,101	$35,494	$8,607	24%
Percent of revenues	15%	12%			14%	13%

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

General and administrative expenses for the three months ended September 30, 2019 increased by $5.1 million, or 40%, as compared to the same period in 2018. The increase was primarily due to an increase in restructuring charges of $3.9 million related to the impairment of capitalized software development costs associated with a non-strategic product and severance for certain executive management changes, an increase in other administrative expenses of $0.8 million, an increase in professional service fees of $0.2 million, an increase in compensation costs of $0.1 million from acquisitions and hiring additional employees to support our growth and business objectives, and an increase in acquisition related charges of $0.1 million.

General and administrative expenses for the nine months ended September 30, 2019 increased by $8.6 million, or 24%, as compared to the same period in 2018. The increase was primarily due to an increase in restructuring charges of $3.9 million related to the impairment of capitalized software development costs associated with a non-strategic product and severance for certain executive management changes, an increase in compensation costs of $2.3 million from acquisitions and hiring additional employees to support our growth and business objectives, an increase in other administrative expenses of $0.9 million, an increase in acquisition related charges of $0.8 million, an increase in professional service fees of $0.5 million, and an increase in allowance for doubtful accounts of $0.3 million.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and incur additional legal and compliance costs associated with the upcoming California Consumer Privacy Act, which is effective January 1, 2020.

Change in Fair Value of Escrowed Shares and Contingent Consideration

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$999	$4,692	$(3,693)	(79)%	$1,052	$12,042	$(10,990)	(91)%
Percent of revenues	1%	5%			0%	4%

During the three and nine months ended September 30, 2019, we recorded a charge of $1.0 million and $1.1 million, respectively. During the three and nine months ended September 30, 2019, we recorded zero and a benefit of $3.1 million, respectively for the remeasurement of Elevaate contingent consideration due to the decrease in expected achievement of certain financial metrics over the contingent consideration period, and a charge of $1.0 million and $4.2 million, respectively for the remeasurement of Ahalogy contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period.

During the three and nine months ended September 30, 2018, we recorded an expense of $4.7 million and $12.0 million, due to the changes in fair value of escrowed shares and contingent consideration. During the three months ended September 30, 2018, we recorded a charge of $2.4 million related to certain escrowed shares resulting from the increase in our stock price and a charge of $2.3 million related to the remeasurement of Ahalogy contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period. During the nine months ended September 30, 2018, we recorded a charge of $3.7 million related to certain escrowed shares resulting from an increase in our stock price, and a charge of $8.3 million related to the remeasurement of the Crisp contingent consideration and Ahalogy contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period. The period for measuring Crisp’s contingent consideration ended during the second quarter of 2018 and the final amount of contingent consideration was paid out to the sellers of Crisp during the third quarter of 2018.

Interest Expense and Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest expense	$(3,507)	$(3,373)	(134)	4%	$(10,416)	$(10,007)	$(409)	4%
Other income (expense), net	1,175	1,267	(92)	(7)%	4,214	3,475	739	21%
	$(2,332)	$(2,106)	$(226)	11%	$(6,202)	$(6,532)	$330	(5)%

Interest expense is primarily related to the convertible senior notes, promissory note and finance lease obligations.

Other income (expense), net consists primarily of interest income on short-term certificate of deposits and U.S. Treasury Bills held as cash equivalents. The increase in other income (expense), net during the three and nine months ended September 30, 2019, as compared to the same period in 2018, was due to interest income earned on short-term certificate of deposits and U.S. Treasury Bills held as cash equivalents, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.

Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Provision for income taxes	$215	$195	$20	10%	$375	$497	$(122)	(25)%

The provision for income taxes of $0.2 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, and the provision for income taxes of $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively, was primarily attributable to our foreign operations and amortization of tax deductible goodwill from prior year acquisitions.

Liquidity and Capital Resources

We have financed our operations and capital expenditures through the issuance of common stock and convertible senior notes, and cash flows obtained through the exercise of stock options and from operations. As of September 30, 2019, we had $238.1 million in cash and cash equivalents which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and U.S. Treasury Bills.

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

Our Board of Directors has approved programs for us to repurchase shares of our common stock. During May 2019, the 2018 repurchase program (the “2018 Program”) expired. In April 2019, our Board of Directors authorized a one-year share repurchase program (“May 2019 Program”) for us to repurchase up to $60.0 million of our common stock from May 2019 through May 2020. In August 2019, our Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for us to repurchase up to $50.0 million of our common stock from August 2019 through August 2020. During the three and nine months ended September 30, 2019, we repurchased and retired 1,278,500 shares and 8,088,993 shares of our common stock, respectively, for an aggregate value of $14.6 million and of $85.5 million, respectively, under the 2018 Program and the May 2019 Program. As of September 30, 2019, $50.0 million remained available for repurchase under the August 2019 Program. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and we may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$29,991	$8,205
Net cash provided by (used in) investing activities	(1,485)	(23,746)
Net cash used in financing activities	(92,401)	(30,628)
Effects of exchange rates on cash	1	9
Net decrease in cash and cash equivalents	$(63,894)	$(46,160)

Operating Activities

Cash from operating activities has typically been due to our net income or loss for the period adjusted for net non-cash income or expenses and changes in our operating assets and liabilities.

During the nine months ended September 30, 2019, net cash provided by operating activities of $30.0 million reflects our net loss of $27.5 million, adjusted for net non-cash expenses of $62.2 million, and cash provided as a result of changes in working capital of $4.7 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, allowance for doubtful accounts, deferred income taxes, change in fair value of contingent consideration, impairment of capitalized software development costs, and other non-cash expenses, including amortization of right-of-use asset and loss on disposal of property and equipment. The sources of cash from working capital items included an increase in accounts payable and other current liabilities of $9.0 million due to timing of services and payments, and an increase in deferred revenues of $4.4 million, partially offset by an increase in accounts receivable of $5.3 million, an increase in prepaid expenses and other current assets of $11.1 million related to prepaid subscription and support fees and decrease in accrued compensation and benefits of $1.7 million related to the payout of the annual bonuses.

During the nine months ended September 30, 2018, net cash provided by operating activities of $8.2 million reflects our net loss of $23.8 million, adjusted for net non-cash expenses of $62.0 million, and cash used as a result of changes in working capital of $30.0 million. Non-cash expenses included stock-based compensation, change in fair value of escrowed shares and contingent consideration, net, depreciation and amortization, amortization of debt discount and issuance costs, deferred income taxes, allowance for doubtful accounts, and loss on disposal of property and equipment. The uses of cash from working capital items included an increase in accounts receivable of $20.2 million, payments for Crisp contingent consideration of $9.7 million related to the changes in fair value over the contingent consideration period, a decrease in accrued compensation and benefits of $2.9 million, an increase in prepaid expenses and other current assets of $2.5 million, and a decrease in deferred revenues of $1.0 million, partially offset by an increase in accounts payable and other current liabilities of $6.3 million due to the timing of services and payments.

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

During the nine months ended September 30, 2019, net cash used in investing activities of $1.5 million reflects cash payments to acquire certain exclusive rights pursuant to strategic partnership agreements of $14.8 million that were acquired during 2018, and purchases of property and equipment of $7.4 million, which includes capitalized software development costs, and technology hardware and software to support our growth, partially offset by proceeds from maturities of certificates of deposits of $20.7 million.

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

During the nine months ended September 30, 2019, net cash used in financing activities of $92.4 million reflects repurchases of common stock of $87.1 million, payments made for shares withheld to cover payroll withholding taxes of $8.2 million, and payments on promissory note and capital lease obligations of $0.2 million, partially offset by proceeds received from exercises of stock options under equity incentive plans and ESPP, net of $3.1 million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

Contractual Obligations and Commitments

Refer to Note 14 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three and nine months ended September 30, 2019 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2019, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019 with the SEC, except for adopting ASU 2016-02 on January 1, 2019, utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019, resulted in the recognition of 1) right-of-use assets of $8.5 million, adjusted for deferred rent and lease incentives as of the adoption date, and 2) lease liabilities for operating leases of $11.5 million. Refer to Note 2 for further details related to the adoption of Topic 842.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, valuation of assets acquired and liabilities assumed in a business combination, useful lives of intangible assets and property and equipment, estimates related to recovery of long-lived assets, including acquired intangible assets and goodwill, stock-based compensation, measurement of contingent consideration, restructuring accruals, deferred revenues, debt discounts, and income taxes deferred income tax assets and associated valuation allowances. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q for further information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the three and nine months ended September 30, 2019, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer (“CEO”) and our chief financial officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $28.3 million and $15.1 million in 2018 and 2017, respectively, and incurred net loss of $10.4 million for the three months ended September 30, 2019. We have an accumulated deficit of $375.4 million as of September 30, 2019. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

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

•	successfully execute and grow Retail Performance Media programs;
•	successfully expand our promotions solutions into new areas such as in-lane targeted promotions and loyalty rewards programs;
•	successfully execute our digital promotions and digital media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	deploy, execute, and continue to develop Quotient Analytics and our data, measurement, and analytics solutions in support of our digital promotions and media solutions;
•	launch new products as planned, such as in-lane targeted promotions and sponsored product search;
•	demonstrate the value of our digital promotions and media solutions through trusted measurement metrics;
•	expand the use by consumers of our digital promotions and media offerings and broaden the selection and use of digital coupons, coupon codes and cash-back offers;
•	successfully enter into new markets;
•	successfully integrate our newly acquired companies into our business;
•	grow and maintain our retailer network through direct and indirect commercial partnerships;
•	manage the shift from desktop to mobile devices;
•	manage the transition from digital print coupons to digital paperless coupons;
•	innovate our product offerings to retain and grow our consumer base;
•	expand the number, variety, quality, and relevance of digital coupons available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
•	increase the awareness of our brands, and earn and build our reputation;
•	hire, integrate, train and retain talented personnel;
•	effectively manage scaling and international expansion of our operations; and
•	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully accomplish any of these actions. Failure to do so could harm our business and cause our operating results to suffer. For example, in August 2019 we announced that we expect our revenue growth in the second half of 2019 to be adversely impacted by the delay in launching our in-lane targeted promotions and sponsored product search.

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

When we deliver promotions or media on a retailer’s receipt, website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid or guaranteed prior to being incurred. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ does not meet projections, certain prepaid or guaranteed distribution fees with some of the retailers will not be recoverable and the distribution fee will increase as a percentage of revenue. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retail partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. At September 30, 2019, and December 31, 2018, we had no prepaid non-refundable payments with our Retailer iQ partners.

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

We may face competition from companies we do not yet know about. If existing or new companies develop, market or offer competitive digital coupon solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. On March 13, 2019, Inmar announced that it completed the acquisition of Kroger’s subsidiary You Technology and entered into a long-term service agreement to provide digital coupon services to the Kroger family of stores.  This adversely affects our ability to distribute digital promotions through You Technology, which is currently less than 5% of our revenue.

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

We may develop new products that require integration with a retailer’s systems and the systems of their service providers. The success of these products and our ability to launch them on time as planned similarly depend, in part, on retailer support and delays by the retailer or their service providers could adversely impact our business. For example, in August 2019 we announced that delays in launching our new in-lane targeted promotions and sponsored product search are expected to adversely impact our revenue growth for the second half of 2019.

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

•	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration;
•	disputes as a result of certain terms and conditions of our transactions, such as payment of contingent consideration, compliance with covenants, or closing adjustments;
•

the need to integrate technical operations and security protocols, which may lead to significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products and services;

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

We collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Like all businesses that use computer systems and the Internet, our security measures, and those of companies we may acquire and our third-party service providers and partners, may not detect or prevent all attempts to gain access to our systems, denial-of-service attacks, viruses, malicious software including malware and ransomware, break-ins, phishing attacks, social engineering, human error, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our systems or solutions or that we or our third-party service providers and partners otherwise maintain, including payment systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information or proprietary data, or subject us to fines or higher transaction fees or limit or result in the termination of our access to certain payment methods. If we, or our service providers and partners, experience compromises to our security that result in performance or availability problems, the complete shutdown of one or more of our websites and mobile applications, or the misuse, loss or unauthorized access to or disclosure of confidential information, personally identifiable information, or other personal or proprietary data, CPGs, retailers, and consumers may lose trust and confidence in us and decrease their use of our platforms or stop using our platforms entirely. Further, such compromises to personal or sensitive information or proprietary data could lead to litigation or other adversarial actions by business partners such as retailers or consumers.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 88,853,073 shares of common stock outstanding as of September 30, 2019, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 54% of our outstanding common stock, based on the number of shares outstanding as of September 30, 2019. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our Board of Directors has approved programs for us to repurchase shares of our common stock. During May 2019, the 2018 repurchase program (the “2018 Program”) expired. In April 2019, our Board of Directors authorized a one-year share repurchase program (“May 2019 Program”) for us to repurchase up to $60.0 million of our common stock from May 2019 through May 2020. In August 2019, our Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for us to repurchase up to $50.0 million of our common stock from August 2019 through August 2020. During the three and nine months ended September 30, 2019, we repurchased and retired 1,278,500 shares and 8,088,993 shares of our common stock, respectively, for an aggregate value of $14.6 million and of $85.5 million, respectively, under the 2018 and the May 2019 Program. As of September 30, 2019, $50.0 million remained available for repurchase under the August 2019 Program. Stock repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases may be made in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Act. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2019	1,278,500	$11.39	1,278,500	$—
August 1 - 31, 2019	—	—	—	50,000,000
September 1 - 30, 2019	—	—	—	50,000,000
Total	1,278,500	$11.39	1,278,500	$50,000,000

(1)

During the three months ended September 30, 2019, the Company repurchased and retired 1,278,500 shares of its common stock for an aggregate of $14.6 million under the active plans at the time which are now expired. In August 2019, the Company’s Board of Directors authorized a one-year share repurchase program for the Company to repurchase up to $50.0 million of its common stock from August 2019 through August 2020. As of September 30, 2019, $50.0 million remained available for repurchase under the August 2019 Program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	03/11/16

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/06/15

4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	02/25/14

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	01/31/14

10.1†	Mir Aamir Consulting Agreement, August 27, 2019					X

10.2†	Scott Raskin Offer Letter, dated August 5, 2019					X

10.3†	Change of Control Severance Agreement with Scott Raskin, August 5, 2019					X

31.1	Certification of Principal Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

QUOTIENT TECHNOLOGY INC.

Dated: November 8, 2019	By:	/s/ Steven Boal
Steven Boal
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2019	By:	/s/ Ronald Fior
Ronald Fior
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)