Form 10-K
period 2019-12-31
Quotient Technology Inc.
filed 2020-03-02
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-36331

Quotient Technology Inc.

(Exact name of registrant as specified in its Charter)

Delaware	77-0485123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Logue Avenue Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 605-4600

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	QUOT	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $10.74 per share of the Registrant’s common stock as reported by the New York Stock Exchange on June 30, 2019, was $906.4 million. The calculation of the aggregate market value of voting and non-voting common equity excludes 5.4 million shares of the registrant held by executive officers, directors and stockholders that the registrant concluded were affiliates of the registrant on that date.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of registrant’s Common Stock outstanding as of February 18, 2020 was 89,652,547.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

Unless the context otherwise requires, the terms “Quotient,” “Coupons,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Quotient Technology Inc. and its consolidated subsidiaries.

Quotient, Quotient Retailer iQ, Retail Performance Media, Ubimo, Ahalogy, Elevaate, SavingStar, Shopmium and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Quotient and its subsidiaries. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “continue,” “could,” “seek,” “might,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “approximately,” “project,” “should,” “will,” “would” or the negative or plural of these words or similar expressions, as they relate to our company, business and management, are intended to identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our financial performance, including our revenues, margins, costs, expenditures, growth rates and operating expenses, and our ability to generate positive cash flow and become profitable;
•	increasing our share of Consumer Packaging Goods (“CPG”s) marketing spend on promotions and media on our platforms and increasing the number of brands that are using our platform within each CPG;
•	our ability to adapt to changes in marketing budgets of CPGs and retailers and the timing of their marketing spend;
•	our expectations regarding Quotient Promotions Cloud, Quotient Media Cloud, Quotient Analytic Cloud, and Quotient Audience Cloud platforms;
•	our expectations regarding the shift to digital promotions and advertising from off-line channels;
•	our ability to successfully expand our media solutions into new areas such as Retail Performance Media, media agency, influencer marketing, and sponsored search;
•	our ability to maintain and expand our data rights within our retailer network;
•	our ability to successfully execute and grow our Retail Performance Media programs;
•	our ability to successfully expand our promotions solutions into new areas such as targeted printed offers at checkout and loyalty rewards programs;
•	our ability to successfully execute our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	our ability to deploy, execute, and continue to develop Quotient Analytics and our data, measurement, and analytics solutions in support of our digital promotions and media solutions;
•	our ability to demonstrate the value of our digital promotions and media solutions through trusted measurement metrics;
•	our ability to expand the use by consumers of our digital promotions and media offerings and broaden the selection and use of digital promotions, cash-back offers, and coupon codes;
•	our strategies relating to the growth of our platform and our business, including pricing strategies;
•	our ability to successfully enter new markets;
•	our ability to successfully integrate our newly acquired companies into our business;
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

Overview

Quotient Technology Inc. is an industry leading digital marketing company, providing technology and services that power integrated digital promotions and media programs for consumer packaged goods (“CPG”s) brands and retailers. These programs are delivered across our network, including our flagship consumer brand Coupons.com and our retail partners’ properties. This network provides Quotient with proprietary and licensed data, including online behavior, purchase intent, and retailers’ in-store point-of-sale (“POS”) shopper data, to target shoppers with the most relevant digital promotions and ads. We also deliver digital promotions and media programs to third party publishing properties outside of our network. Customers and partners use Quotient to influence shoppers via digital channels, integrate marketing and merchandising programs, and leverage shopper data and insights to drive measurable sales results.

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

Our network is made up of three constituencies:

•	Our clients consist of approximately 700 CPGs, representing approximately 2,000 brands, including many of the leading food, beverage, personal and household product manufacturers;
•	Our retail partners, representing multiple classes of trade such as leading grocery retailers and drug, dollar, club, and mass merchandise channels, where the majority of CPG products are sold; and
•	Millions of consumers visiting our websites, mobile properties, and social channels, as well as those of our CPG and retailer partners.

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

We primarily generate revenue by providing digital promotions and media programs to our customers and partners.

We generate revenue from promotion campaigns, in which CPGs pay us to deliver promotions to consumers through our network of publishers and retail partners. Using shopper data from our retail partners and our proprietary data and audience segments, we deliver targeted and/or personalized digital promotions to shoppers through our network, including our websites and mobile apps, as well as those of our publishers, retailers and other third-party properties. Each time a promotion is activated through our platform or, in some cases, redeemed, we are generally paid a fee. Activation of a digital promotion can include: saving it to a retailer loyalty account or printing it for physical redemption at a retailer. Campaigns are targeted to shoppers, and measured based on performance attributable to retail purchases in near real time.

Promotion revenues also include our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, a transaction occurs and a distribution fee is generally paid.

We also generate revenues from digital media, in which CPGs, retailers, and advertising agencies use our platform to deliver digital advertising. Using shopper data from our retail partners and our proprietary data and audience segments, we target audiences with digital ad campaigns. These ads are delivered to shoppers through our network, including our websites and mobile apps, as well as those of our publishers, retailers and other third-party properties. Campaigns are measured based on optimization and performance, attributing digital ad campaigns to retail purchases in near real time. Media solutions we offer include display, targeted media, social influencer, sponsored product search, and audiences. A growing portion of our media campaigns are purchased as an integrated campaign which combines media advertising and promotions in a single campaign. Our media solutions help serve our customers and partners’ needs as they shift more of their marketing dollars to digital channels that can be measured based on campaign performance and attributable sales. In the fourth quarter of 2019 we purchased Ubimo, a data and media activation platform to strengthen our media solution and accelerate the development of a self-service media platform. Through Ubimo, we also offer digital out of home media solutions.

We generally pay a distribution fee to retailers and publishers for activation or redemption of a digital promotion, for media campaigns, and for use of data for targeting or measurement. We also pay a fee to third-party publishers for traffic acquisition, which consists of delivering campaigns on certain networks or properties. These distribution and third-party service fees are included in our cost of revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

During 2019, we generated revenues of $436.2 million, representing 13% growth over 2018, and a net loss of $37.1 million as compared to $28.3 million in 2018. See our Consolidated Financial Statements and accompanying notes for more information. For the year ended December 31, 2019, there was one customer that accounted for greater than 10% of our total revenues. For the years ended December 31, 2018 and 2017, there were no customers that accounted for more than 10% of our total revenues.

Our Industry

Retailers and CPGs are turning to data-driven digital marketing strategies to engage and influence shoppers to compete more effectively in today’s retail environment and drive sales. By shifting dollars from traditional offline channels to digital, brands and retailers can use shopper data and behaviors to target and deliver digital promotions and advertising with greater efficiency and return on investment.

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

Digital promotions, primarily funded by CPGs, have been found to be more effective and are redeemed at higher rates compared to traditional offline promotions. According to a 2018 mid-year industry report by NCH Marketing Services, Inc., digital coupons (including digital print and digital paperless coupons) represented approximately 1.7% of total U.S. CPG coupon distribution volume, but accounted for just over 20% of total U.S. CPG coupon redemptions. We believe that the ease of digital promotions, coupled with greater awareness of digital savings programs, is broadening the demographic reach and driving demand for digital promotions.

Trade promotions, defined as promotions offered to drive additional sales directly from a particular retailer, are also funded by CPGs. Historically, trade promotions have been mass marketed through retailers in offline vehicles such as aisle tags and printed circulars. We believe CPGs will shift offline trade promotions to digital as retailers continue to increase their digital marketing activities and better use their shopper data.

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

As the shift to digital coupon and digital advertising continues to grow, so does the importance placed on data to target audiences and measure campaign performance. Today, over 90% of grocery sales still occur in-store with shopper data residing offline, creating a particular need to attribute dollars spent in digital promotions and advertising directly to in-store sales. As a greater portion of grocery sales shift to online, retailers are investing in omni-channel strategies, technology, and solutions to meet shopper demands, compete effectively and drive sales. These investments are creating an increased number of digital touchpoints, using combined data from offline and online sales, for retailers and their CPGs to target shoppers with relevant promotions and digital marketing. As retailers add more omni-channel capabilities, it enables CPGs to shift more marketing dollars to digital.

Our Platforms and Solutions

We offer an industry leading digital platform providing technology and services that power integrated digital promotions and media programs for CPG brands and retailers. We do this through personalized and targeted promotions and media for the purpose of driving profitable sales and building shopper loyalty. Approximately 700 CPGs, representing approximately 2,000 brands, use our platform to manage and distribute digital promotions and advertising, target shopper audiences, and measure campaign performance and sales results.

Through Quotient’s solutions, brands and retailers can integrate their marketing campaigns using national brand promotions, trade and loyalty rewards promotions, shopper marketing, brand media advertising, social and influencer marketing, and sponsored search. We also offer Quotient Audiences, which includes syndicated and custom audience segments, to be used for targeting and delivery of campaigns. Our solutions combine shopper insights, purchase data, and audience segments with broad distribution capabilities across mobile, web, social and ecommerce channels. Brands and retailers can develop and execute targeted marketing and promotional programs within days, while using campaign performance metrics to adjust programs in near real time. This differs from the long lead times typically required in traditional offline marketing and measurement vehicles.

We have a broad distribution network that includes our owned and operated web and mobile properties, such as Coupons.com, and thousands of publishing and retail partner properties. Through this network, we distribute relevant and targeted promotions and media.

We power Retailer iQ, our proprietary and core platform, used at top retailers in the grocery, drug, dollar, club and mass merchandise channels. Retailers integrate Retailer iQ into their points-of-sale (POS), or loyalty program, which serves as their digital marketing platform, creating a direct, digital relationship with millions of their shoppers. Through Retailer iQ, we use shopper data and insights to distribute personalized and targeted promotions and media, primarily funded by our CPG customers or retail partners, to help drive shopper loyalty and increase sales. Additional Retailer iQ solutions include personalized e-mails, targeted in-lane promotions at checkout, loyalty rewards, rebate offers, Retail Performance Media, digital grocery list, digital receipts, branding landing pages, and digital circular.

With the foundation of Retailer iQ integrated into retailers’ point of sale or loyalty programs, we’ve developed four proprietary platforms in which our go-to-market solutions fall under: Quotient Promotions Cloud, Quotient Media Cloud, Quotient Analytics Cloud and Quotient Audience Cloud.

Quotient Promotions Cloud

Quotient Promotions Cloud platform offers digital paperless and digital print promotions across our distribution network. With digital paperless, shoppers add promotions directly to retailer loyalty accounts for automatic digital redemption or use a mobile device to take a picture of a retailer receipt with the appropriate purchase for cash back redemption. With digital print, shoppers select promotions and print them from their desktop or mobile device to redeem in store.

Through our platform, CPGs and retailers can reach shoppers on the web and on mobile devices by offering digital promotions through our extensive network which includes:

•	the Coupons.com website and our Coupons.com and Shopmium mobile applications;
•	CPG and retailer websites and mobile applications; and
•	thousands of third-party publishing websites and mobile applications in our network.

Quotient Promotions Cloud offers national digital promotions from CPG brands, and retail-specific promotions sourced from shopper marketers and retailers. Other products included in Quotient Promotions Cloud are in-lane targeted promotions at checkout, loyalty rewards promotions, and rebates. Promotions can be personalized and/or targeted to shoppers through a combination of data points, including shopper purchase and intent data, historical purchase transactions, promotion activations and redemptions, interests, online clicks and search behavior, demographics, and location data. These techniques enable us to optimize the delivery of promotions across the network and drive campaign performance.

Quotient Media Cloud

Quotient Media Cloud platform offers targeted advertising solutions, enabling brands and retailers to reach shoppers before, during and after their shopping cycles with digital media campaigns. Brands and advertisers can leverage our proprietary shopper data and audience segments to deliver targeted media ads across our network, including retail partners and Coupons.com, and across third-party publishers’ web, mobile and social channels outside our network. For example, we can target consumers on Facebook who have redeemed a promotion or purchased a product in a particular product category with advertising within that product category.

Our media solutions include execution and delivery of targeted media, creative services and audience segments through Quotient Audiences.

In 2018, we added influencer marketing and sponsored search through the acquisitions of Ahalogy and Elevaate, respectively. Ahalogy brings social expertise and an extensive influencer network to our customers and partners. Their proprietary data and category trends help develop and create compelling influencer marketing campaigns, including new recipe ideas, creative new product uses and brand awareness to shoppers across paid social channels. With the acquisition of Elevaate, we expanded available media units within a retailer’s ecommerce experience with sponsored search solutions. With this additional technology, retailers can enhance their ecommerce experience while making it easy for shoppers to find the products they need and want. These added solutions also give brands and advertisers the ability to manage their digital budgets through a single strategic partner, reaching shoppers through paid search media and sponsored search directly on the retailers’ properties.

For retailers, we power the Quotient Retail Performance Media (RPM) platform, giving retailers the technology to expand their digital media strategies and leverage their shopper data to drive sales. Through RPM, brand marketers can use specific retail data to target and deliver media directly to shoppers and measure direct sales results. Additionally, retailers deliver digital media campaigns through RPM. We distribute these targeted ads via retailer digital properties, our expansive network including Coupons.com properties, and other third-party publishing sites.   We also power Quotient Digital Circular, a personalized retail circular experience for shoppers, with targeted media units for brands to advertise their products and drive sales.

We also provide CPGs, retailers and other advertisers access to our Coupons.com audience, including our website and mobile properties, to market their brands, including premium media and advertising placements on our site, promoted positions within our coupon galleries and premium placement in our marketing efforts.

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

Quotient Audience Cloud

In the beginning of January 2019, we introduced Quotient Audience Cloud whereby brand marketers can activate shopper audience segments to be used to deliver targeted media and measurement. The audience segments are derived from first party data and insights from Coupons.com properties, and shopper data from select Retailer iQ partners. The Audience Cloud platform offers syndicated shopper audiences, or custom audience segments, and may be used in conjunction with our Quotient Media Cloud advertising services or purchased separately either through us, or a licensed partner.

Growth Strategy

We intend to grow our platform and our business through the following key strategies:

Increase revenues from CPGs already on our platform.    Based on our experience to date, we believe we have opportunities to continue increasing revenues from our existing CPG customer base through:

•	increasing our share of CPG spending on overall promotions and media;
•	increasing the number of brands that are using our platform within each CPG;
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

Grow our promotions business.      We plan to grow Quotient Promotions Cloud through increased consumer demand of promotions, and by increasing the number of promotions CPG brands offer on the platform. By bringing retailers and shoppers into our network, our ability to expand our targeted promotions and expand our audience reach grows, increasing our ability to more effectively engage consumers and drive sales. We plan to invest in Quotient Promotions Cloud, by expanding shopper adoption on Retailer iQ, and growing our solutions through national promotions, targeted digital paperless promotions, targeted in-lane promotions at checkout, and brand loyalty promotions.  We intend to continue to invest in technologies and product offerings that further integrate digital promotions and media, including selling these offerings together through packaged solutions, including Quotient Integrated Promotions.

Grow our media business.     We plan to grow Quotient Media Cloud, including Retail Performance Media, social influencer marketing, and search and sponsored product. We plan to continue to invest in our media solutions, expanding the use of our proprietary data as well as data from select exclusive retail partnerships, and by adding and expanding relationships, including national media buyers and publishers, new partnerships, verticals, and third parties such as media agencies.

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

Fraud Prevention and Distribution Controls

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

Sales and Marketing

We have a team of dedicated, skilled specialists focused on CPGs and retailers. We believe that our sales, integration, promotions and media campaign management and analytics, customer success and support capabilities are difficult to replicate and a key reason for the growth of our business. Our sales activity is focused on expanding the number of brands within existing and new CPG customers that offer digital promotions and media through our platform as well as increasing the revenue from those brands currently using our platform. The team is also focused on expanding relationships within CPGs to include shopper marketing and digital media teams, where we believe there is a large opportunity for growth particularly in media. Additionally, we are focused on continuing to increase the size and breadth of our publishing and partner network. We are also seeking to partner with CPGs and other manufacturers and retailers in new industry segments such as convenience and specialty/franchise retail, restaurants and entertainment venues.

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

•

Reporting.    Our user interface provides flexible reporting and interactive visualization of the key drivers of success for each campaign. We use these reporting and visualization products internally to manage campaigns and provide campaign insights.

•

AdTech.    Our media delivery is largely powered by proprietary ad servers, creative and social platforms, workflow automation tools, and data management tools.  We develop and use these platforms with a range of differentiated features that are specialized for the CPG and retail vertical.

•

Security.    Our security policy adheres to established policies to ensure that all data, code, and production infrastructure are secure and protected. Our data centers are SSAE 16 Type II certified. We use our internal team and third parties to test, audit, and review our entire production environment to protect it.

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

•

providers of digital promotions such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire,  Inmar/You Technology, News America Marketing’s SmartSource; companies that offer cash back solutions such as iBotta, Inc., News America Marketing’s Checkout 51; and companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases; and companies that offer coupon codes such as RetailMeNot, Inc., Groupon, Inc., Exponential Interactive, Inc.’s TechBargains.com, Savings.com, Inc., Honey Science Corporation, which was recently acquired by PayPal Holdings, Inc., and Rakuten, Inc.;

•	internet sites that are focused on specific communities or interests that offer promotions or discount arrangements related to such communities or interests;
•	companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corporation;
•	companies offering digital advertising technology, inventory, data, and services solutions for CPGs and retailers including Google, Facebook, The Trade Desk, Oracle, Criteo, Microsoft, and others; and
•	retailers marketing and offering their own digital promotions directly to consumers using their own websites, email newsletters and alerts, mobile applications and social media channels.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•	scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
•	ability to attract consumers to use digital promotions and/or engage with digital media;
•	platform security, scalability, reliability and availability;
•	our proprietary intent data and access to POS data from select retail partners;
•	number of channels by which a company engages with consumers;
•	integration of products and solutions;
•	rapid deployment of products and services for customers;
•	breadth, quality and relevance of the Company’s digital promotions, media and measurement;
•	ability to deliver digital promotions that are widely available and easy to use in consumers’ preferred form;
•	integration with retailer applications;
•	brand recognition;
•	quality of tools, reporting and analytics for planning, development, optimization and measurement of promotions and media; and
•	breadth and expertise of the Company’s sales organization.

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

As of December 31, 2019, we had 1,072 full-time employees, consisting of 517 employees in the United States and 555 employees internationally.

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

In addition to these contractual arrangements, we also rely on a combination of trade secrets, patents, copyrights, trademarks, service marks and domain names to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations outside the United States. As of December 31, 2019, we hold or have exclusive rights to 34 active issued patents in the United States and 13 active patents that have been issued outside of the United States with terms expiring between 2020 and 2035.

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

Corporate Information

We were incorporated in California in May 1998 and reincorporated in Delaware in June 2009. We changed our name to Quotient Technology Inc. on October 20, 2015. Our corporate website address is www.quotient.com. Information contained on, or that can be accessed through, our website does not constitute part of this report and inclusions of our website address in this report are inactive textual references only. Quotient, the Quotient logo, the Coupons.com logo, the SavingStar logo, Elevaate, Quotient Retailer iQ, Quotient Analytics, Ahalogy, and Ubimo are trademarks or registered trademarks of Quotient Technology Inc. and its subsidiaries in the United States and other countries. Other marks are property of their respective owners.

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

We have incurred net losses of $37.1 million, $28.3 million and $15.1 million in 2019, 2018 and 2017, respectively. We have an accumulated deficit of $384.9 million as of December 31, 2019. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

•	sales and marketing;
•	research and development, including new product development;
•	our technology infrastructure, business processes, and automation;
•	general administration, including legal and accounting expenses related to our growth and continued expenses;
•	expanding into new markets; and
•	strategic opportunities, including acquisitions, commercial relationships and retail partnerships.

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

We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, some of our products and services experience seasonal sales and buying patterns mirroring those in the CPG, retail, and e-commerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of our fiscal year. Our revenues may fluctuate due to changes in marketing budgets of CPGs and retailers and the timing of their marketing spend. Marketing spend by CPGs is considered the most flexible and easiest to cut, for instance, at the end of a quarter or fiscal year if a CPG is facing budget pressures and CPGs can change their spend without notice. As a result we are not always able to anticipate such fluctuations. Decisions by major CPGs or retailers to delay or reduce their digital promotion and media spending, or divert spending away from digital promotions, digital media campaigns, or other digital marketing from our platforms, or changes in our fee arrangements with CPGs, retailers and other commercial partners, could also slow our revenue growth or reduce our revenues.  For instance, in the fourth quarter of 2018, decisions by three major CPGs to reduce their marketing spend on promotions had an adverse impact on our revenues and revenue growth through much of 2019.

Our business is complex and evolving. We may offer new solutions, pricing, service models, process and delivery methods to CPGs and retailers. These new solutions may change the way we generate and/or recognize revenue, which could impact our operating results. For example, we offer results-based pricing, a la carte, and/or integrated solutions. If we shift a greater number of our arrangements with CPGs to these other models and we are not able to deliver on the results, our revenue growth and revenues could be harmed. In addition, we announced in the first quarter of 2020 that effective second quarter of 2020, we plan to modify the way we process and deliver certain media products to enhance customer experience. As a result of these changes, we will recognize certain revenue on a net basis as compared to the prior recognition on a gross basis and expect that this will cause a decrease in our revenue growth and impact our revenues.

We believe that our continued revenue growth will depend on our ability to:

•	increase our share of CPG marketing spend on promotions and media through our platforms and increase the number of brands that are using our platforms within each CPG;
•	adapt to changes in marketing budgets of CPGs and retailers and the timing of their marketing spend;
•	maintain and grow our retailer network through direct and indirect commercial partnerships;
•	maintain and expand our data rights with our retailer network;
•	successfully expand our media solutions into areas such as Retail Performance Media, influencer marketing, and sponsored product search;
•	demonstrate the value of our digital promotions and media solutions through trusted measurement metrics;
•

respond to changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

•	successfully execute and grow Retail Performance Media programs;
•	successfully expand our promotions solutions into new areas such as in-lane targeted promotions and loyalty rewards programs;
•	successfully execute our digital promotions and digital media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	deploy, execute, and continue to develop Quotient Analytics and our data, measurement, and analytics solutions in support of our digital promotions and media solutions;
•	launch new products as planned, such as in-lane targeted promotions and sponsored product search;
•	expand the use by consumers of our digital promotions and media offerings and broaden the selection and use of digital promotions, coupon codes and cash-back offers;
•	successfully enter into new markets;
•	successfully integrate our newly acquired companies into our business;
•	manage the shift from desktop to mobile devices;
•	manage the transition from digital print coupons to digital paperless coupons;
•	innovate our product offerings to retain and grow our consumer base;
•	expand the number, variety, quality, and relevance of digital promotions available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
•	increase the awareness of our brands, and earn and build our reputation;
•	hire, integrate, train and retain talented personnel;
•	effectively manage scaling and international expansion of our operations; and
•	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully accomplish any of these actions. Failure to do so could harm our business and cause our operating results to suffer. For example, in August 2019 we announced that we expected our revenue growth in the second half of 2019 to be adversely impacted by the delay in launching our in-lane targeted promotions and sponsored product search.

If we fail to attract and retain CPGs, retailers and publishers and expand our relationships with them, our revenues and business will be harmed.

The success of our business depends in part on our ability to increase our share of CPG marketing spend on our promotions and media solutions and on our platforms; increase the number of brands that use our solutions and platforms within each CPG; increase adoption and scale of Retailer iQ; and our ability to demonstrate the value of our solutions through measurement and data analytics. It also depends on (i) our ability to obtain, maintain, and expand our  agreements with our retail partners, (ii) our ability to integrate our platforms and promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, which depends in part on retailers’ commitment in modifying point of sale systems and other solutions to integrate with our platforms, (iii) our ability to obtain the right to distribute Retailer iQ digital promotions more broadly through our websites and mobile apps and those of our publishers, and (iv) our retail partners’ commitment in promoting our digital marketing solutions to their customers. If we do not create more value than available alternatives, or if CPGs and retailers do not find that offering digital promotions and media on our platforms enables them to reach consumers and sufficiently increase sales with the scale and effectiveness that is compelling to them, CPGs and retailers may not increase their distribution of digital promotions and media on our platforms, or they may decrease them or stop offering them altogether, and new CPGs and retailers may decide not to use our platforms.

For example, if CPGs decide that our platforms do not provide the right solutions for them to connect with consumers, we may not be able to increase our prices or CPGs may pay us less. Likewise, if retailers decide that our Promotions, Media, Audience and Analytics Cloud platforms and solutions are less effective at increasing sales to and loyalty of existing and new consumers, retailers may demand a higher percentage of the total proceeds from each digital campaign or demand minimum guaranteed payments. Furthermore, if retailers do not find that our platforms increase consumer engagement and loyalty, our overall success may be harmed. In addition, we expect to face increased competition, and competitors may accept lower payments from CPGs to attract and acquire new CPGs, or provide retailers and publishers a higher distribution fee than we currently offer to attract and acquire new retailers and publishers. We may also experience attrition in our CPGs, retailers and publishers in the ordinary course of business resulting from several factors, including losses to competitors, changes in CPG budgets, and decisions by CPGs, retailers and publishers to offer digital coupons and media through their own websites or other channels without using a third-party platform such as ours or through a competitive third-party network or platform, and failure to maintain distribution agreements with third-party digital promotions networks and platforms. If we are unable to retain and expand our relationships with existing CPGs, retailers and publishers or if we fail to attract new CPGs, retailers and publishers to the extent sufficient to grow our business, or if too many CPGs, retailers and publishers are unwilling to offer digital coupons and media with compelling terms through our platforms, we may not increase the number of high quality coupons and marketing campaigns on our platforms and our revenues, gross margin and operating results will be adversely affected.

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

As consumer demand for digital promotions has increased, promotion spending has shifted from traditional promotions through traditional offline or analog channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital promotions will continue at the same rate and whether the growth of the digital promotions market will continue. Some large retailers do not yet use digital paperless promotions. If a retailer decides not to accept digital paperless promotions or a CPG reduces its spend in digital promotions, our business could be harmed. For example, we saw a decrease in promotion spending with us by three of our top CPG customers in much of 2019. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital promotions does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenues will require increasing the number of brands that are using our digital promotions solutions within each CPG. If our projections regarding the adoption and usage of Quotient Promotions and Retailer iQ by retailers, CPGs and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the success of Quotient Promotions and Retailer iQ generally, including insufficient time, resources or funds committed by retailers to the promotion of our platforms and solutions, a retailer’s decision to forego marketing our platforms, our inability to obtain sufficient data rights to maximize the functionality of our platforms and our inability to monetize enhanced platform functionality, and our inability to efficiently integrate our platforms and Retailer iQ with a retailer’s system. Even if we are successful in driving the adoption and usage of our platforms and Retailer iQ by retailers, CPGs and consumers, if Retailer iQ fee arrangements or transaction volumes, or the mix of offers, change or do not meet our projections, our revenues may be harmed. We expect that the market will evolve in ways which may be difficult to predict. For instance, although we expect CPGs to stop spending on the offline free-standing insert (FSI), our expectations regarding the timing of such change may not be accurate. It is also possible that digital promotion offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers, including through continued innovation and implementation of new initiatives associated with the digital promotions. For example, if consumer demand for our software-free print solution, cash-back receipt scanning solution, in-lane targeted promotions, or our mobile application does not grow as we expect or decreases, our business may be harmed. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted. For example, we are seeing a shift from digital paper coupons to digital paperless coupons. Our revenues may be harmed if we are unable to manage this transition and the growth of digital paperless coupons is slower than the decline in digital print coupons. Conversely, acceleration of this shift (from, for example, acceptance of digital paperless coupons by new retailers) could lead to unanticipated increases in revenue.

The success and scale of our solutions and platforms depend, in part, on our strategic relationships with retail partners and the level of commitment and support by retailers.

Our Promotions, Media, Audience, and Analytics Cloud platforms and solutions, which include Retail Performance Media (RPM), Retailer iQ, and Quotient Analytics, depend in part to our strategic relationships with retail partners, which provide us with access to retailer data, consumer, web and mobile properties, and scale. If we do not maintain and expand these relationships or add new retailer partners, our business will be harmed.

For example, retailer support and commitment are central to the success and scale of RPM. In turn, RPM fuels the data and insights that drive our other solutions and platforms. Our revenues and growth may be adversely impacted if RPM retailers do not support RPM or if we are unable to add new RPM retail partners.

Similarly, if retailers do not commit sufficient time, resources and funds towards the marketing of digital promotions and media on our platforms, the growth and scale of Retailer iQ and its penetration into the consumer market will be adversely affected. The success of Retailer iQ requires integration with a retailer’s point of sales system, loyalty programs and consumer channels. This integration requires time and effort from both the retailer and ourselves; and may also require us to work with a retailer’s third-party service providers, some of whom may be our competitors. In addition, the success of Retailer iQ requires increased consumer adoption which requires significant support from retailers, this support includes marketing of Retailer iQ to consumers, providing technical support to consumers, and retailers satisfaction of increased and complex data privacy regulations to obtain consumer consent.

We may develop new products that require integration with a retailer’s systems and the systems of their service providers. The success of these products and our ability to launch them on time as planned similarly depend, in part, on retailer support. Delays by the retailer or their service providers could adversely impact our business. For example, delays in the launch of in-lane targeted promotions and sponsored product search adversely impacted our revenue growth for the second half of 2019.

We depend in part on data-rights agreements with our retail partners to power a range of products and the termination of such agreements or the failure to obtain additional data rights can severely impact our revenue and growth.

Our Promotions, Media, Audience and Analytics Cloud platforms and solutions, which include Retailer iQ, our targeted promotions and media offerings, and Quotient Analytics, are powered in part by data we obtain from our retail partners.  Our access to this data is governed by data-rights agreements with some of our retail partners.  These data-rights agreements have complex rules and are required to be renewed periodically.  If we fail to secure additional data rights or renew expiring data-rights agreements, if we are found to be in violation of any of our obligations under these agreements, or if retailers lose their data rights, we could lose access to retailer data.  Without retailer data, our Promotions, Media, Audience and Analytics Cloud platforms and solutions would be less valuable to our CPG customers, publishers, ad tech and retail partners. In addition, changes to international, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, e-commerce, competition, price discrimination, consumer protection, taxation, and the use of promotions may require us to amend, or alter our practices under, our data rights agreements.  If we and our retail partners cannot respond timely to such legal and regulatory changes, or if retailers decide to limit or prohibit use of their data to comply with such changes our revenue and growth would be impaired.  For instance, if the California Consumer Privacy Act, or CCPA, is amended to prohibit the “sale” (as defined in the CCPA) of loyalty program data, or if retailers restrict our use of purchase and loyalty card data in light of the CCPA or similar laws or regulations, our business will be harmed. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations.” for additional information.

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

Unfavorable publicity and negative public perception about our industry or data collection and use could adversely affect our business and operating results.

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

In addition to other factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•

our ability to grow our revenues by increasing our share of CPG spending and the number of brands using our platforms, including Retailer iQ, increasing media spending on our platforms, further integrating with our retailers, adding new CPGs and retailers to our network and growing our current consumer base and expanding into new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;

•	our ability to grow our revenues will depend on CPGs’ annual marketing budgets which are affected by economic headwinds facing the CPG industry;
•	our ability to successfully respond to changes in the digital promotions and media market and continue to grow the market and demand for our platforms;
•	our ability to grow consumer selection and use of our digital promotion offerings and attract new consumers to our platforms;
•	the amount and timing of digital promotions and marketing campaigns by CPGs, which are affected by budget cycles, economic conditions, seasonality and other factors;
•	the impact of global business or macroeconomic conditions, including the resulting effects on the level of coupon and trade promotion spending by CPGs and spending by consumers;
•	our ability to grow and maintain our relationships with retailers, including our ability to negotiate favorable data rights agreements with retailers;
•	the impact of competitors or competitive products and services, and our ability to compete in digital marketing;
•	our ability to obtain and increase the number of high quality promotions;
•

changes in consumer behavior with respect to digital promotions and media and how consumers access digital promotions and media and our ability to develop applications that are widely accepted and generate revenues for CPGs, retailers and us;

•	the costs of investing, maintaining and enhancing our technology infrastructure;
•	increased legal and compliance costs associated with data protection laws and regulations in various jurisdictions, including the CCPA, which went into effect on January 1, 2020;
•	the costs of developing new products, solutions and enhancements to our platform;
•	whether new products successfully launch on time;
•	our ability to manage our growth, including scaling Retailer iQ, developing and growing our Media, Audience and Analytics Cloud platforms;
•	the success of our sales and marketing efforts;
•	the costs of acquiring new companies;
•	the costs of successfully integrating acquired companies and employees into our operations, including costs related to the integration of Ahalogy, Elevaate, SavingStar and Ubimo;
•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•	our ability to deal effectively with fraudulent transactions or customer disputes;
•	the attraction and retention of qualified employees and key personnel, which can be affected by changes in U.S. immigration policies;
•	the effectiveness of our internal controls;
•	increased legal, accounting and compliance costs associated with complying with Section 404 of the Sarbanes-Oxley Act (“SOX”);
•	changes in accounting rules, tax laws or interpretations thereof; and
•	changes in the way we process and deliver our services, which could affect whether revenue is recognized on a net or gross basis.

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

When we deliver promotions or media on a retailer’s receipt, website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid or guaranteed prior to being incurred. We also pay fees to retailers for use of their data in our Promotions, Media, Analytics, and Audience platforms and solutions. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, if the adoption and usage of Retailer iQ and our other platforms and solutions do not meet projections, certain prepaid or guaranteed distribution fees with some of the retailers will not be recoverable and the distribution fee will increase as a percentage of revenue. During the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retail partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. At December 31, 2019 and 2018, we had no prepaid non-refundable payments with our Retailer iQ partners.

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
•

evolving fee arrangements with CPGs, because as we continue to scale customers on our platforms we will continue to experiment with various fee arrangements which might have an impact on our gross margins;

•	evolving fee arrangements with retailers, because as we expand our product offerings we have also expanded distribution fee arrangements with retailers which might have an impact on our gross margins;
•	success of our pricing strategies, including our integrated solutions pricing strategy and results-based pricing strategy;
•	success of our investments in technology and automation or through acquisitions to gain cost efficiencies; and
•	pricing and acceptance of higher-margin new products.

For instance, we have seen pressure on our gross margins, which we principally attribute to the factors described above and we expect this pressure to continue as our growth strategy evolves and our product mix continues to change. Although we expect to gain leverage as our business expands and through automation, there is no guarantee that we will succeed.

If we fail to maintain and expand the use by consumers of digital promotions on our platform, our revenues and business will be harmed.

We must continue to maintain and expand the use by consumers of digital promotions in order to increase the attractiveness of our platforms to CPGs and retailers and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of relevant and high quality digital promotions, or that the usage of digital promotions is easy and convenient through our platforms, we may not be able to attract or retain consumers on our platforms. If we are unable to maintain and expand the use by consumers of digital promotions on our platforms, including through our software-free print solution, our retail partners properties, our white label customer relationship management solutions, and Coupons.com and Shopmium mobile application, or if we do not do so to a greater extent than our competitors, CPGs may find that offering digital promotions on our platforms do not reach consumers with the scale and effectiveness that is compelling to them. Likewise, if retailers find that using our platforms, including Retailer iQ, does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, then the revenues we generate may not increase to the extent we expect or may decrease. Any of these could adversely affect our operating results.

If we are not successful in responding to changes in consumer behavior and do not develop products and solutions that are widely accepted and generate revenues, our results of operations and business could be adversely affected.

The methods by which consumers access digital promotions are varied and evolving. Our platform has been designed to engage consumers at the critical moments when they are choosing the products they will buy and where they will shop. Consumers can select our digital promotions both online through web and mobile and in-store. In order for us to maintain and increase our revenues, we must be a leading provider of digital promotions in each of the forms by which consumers access them. As consumer behavior in accessing digital promotions changes and new distribution channels emerge, if we do not successfully respond and do not develop products or solutions that are widely accepted and generate revenues we may be unable to retain consumers or attract new consumers and as a result, CPGs and retailers, and our business may suffer. As another example, we are seeing a transition from digital print coupons to digital paperless coupons. If we do not manage this transition and digital print transactions decline faster than digital paperless transactions increase, our revenues may be harmed.

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

Consumers are increasingly using mobile devices to access our content, and if we are unsuccessful in expanding the capabilities of our digital marketing solutions for our mobile platforms to allow us to generate revenues as effectively as our website platforms, our revenues could decline.

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

We expect competition in digital promotions and media and audiences to continue to increase. The market for digital promotions and media and audiences is competitive, fragmented and rapidly changing. We compete against a variety of companies with respect to different aspects of our business, including:

•

offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupon promotions and discounts on products and services in free standing inserts or other forms, including Valassis Communications, Inc., News America Marketing Interactive, Inc. and Catalina Marketing Corporation;

•

providers of digital promotions such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire, Inmar/You Technology, News America Marketing’s SmartSource; companies that offer cash back solutions such as iBotta, Inc., News America Marketing’s Checkout 51; and companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases; and companies that offer coupon codes such as RetailMeNot, Inc., Groupon, Inc., Exponential Interactive, Inc.’s TechBargains.com, Savings.com, Inc., Honey Science Corporation, which was recently acquired by PayPal Holdings, Inc., and Rakuten, Inc.;

•	Internet sites and blogs that are focused on specific communities or interests that offer promotions or discount arrangements related to such communities or interests;
•	companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corp.; and
•	companies offering digital advertising technology, inventory, data, and services solutions for CPGs and Retailers including: Google, Facebook, The Trade Desk, Oracle, Criteo, Microsoft, and others.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•	scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
•	ability to attract consumers to use digital promotions and media delivered by it;
•	platform security, scalability, reliability and availability;
•	integration with retailer applications, point of sales systems, and consumer channels;
•	access to retailer data;
•	measurement that demonstrates the effectiveness of campaigns;
•	quality of tools, reporting and analytics for planning, development and optimization of promotions;
•	number of channels by which a company engages with consumers;
•	integration of products and solutions;
•	rapid deployment of products and services for customers;
•	breadth, quality and relevance of the Company’s digital promotions and media and audiences;
•	ability to deliver high quality and increasing number of digital promotions that are widely available and easy to use in consumers’ preferred form;
•	brand recognition and reputation;
•	breadth and expertise of the Company’s sales organization; and
•	skill and expertise of the Company’s operations organization.

We are subject to competition from large, well-established companies which have significantly greater financial, marketing and other resources than we do and have offerings that compete with our platform or may choose to offer digital promotions and media and audiences as an add-on to their core business on their own or in partnership with one of our competitors that would directly compete with ours. Many of our larger actual and potential competitors have the resources to significantly change the nature of the digital promotions industry to their advantage, which could materially disadvantage us. For example, Google and Facebook and online retailers such as Amazon have highly trafficked industry platforms which they have leveraged, or could leverage, to distribute digital promotions and media that could negatively affect our business. In addition, these potential competitors may have greater access to first-party data, be able to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to attract more consumers and, as a result, more CPGs and retailers, or generate revenues more effectively than we do. Our competitors may offer digital promotions or targeted media campaigns that are similar to the digital promotions and targeted media campaigns we offer or that achieve greater market acceptance than those we offer. We are also subject to competition from smaller companies that launch similar or new products and services that we do not offer and that could gain market acceptance.

Our success depends on the effectiveness of our platform in connecting CPGs and retailers with consumers and with attracting consumer use of the digital promotions and media delivered through our platforms. To the extent we fail to provide digital promotions and media for high quality, relevant products, or otherwise fail to successfully reach consumers on their mobile device or elsewhere, consumers may become dissatisfied with our platform and decide not to use our digital promotions or interact with our digital media and elect to use or view the digital promotions and media distributed by one of our competitors. As a result of these factors, our CPGs and retailers may not receive the benefits they expect, and CPGs may use the offerings of one of our competitors, and retailers may elect to handle promotions and media themselves or exclude us from integrating with their in-store and point of sale systems or consumer channels, and our operating results would be adversely affected. Similarly, if retailers elect to use a competitive distribution network or platform, and we do not have, or fail to maintain, an agreement to distribute content through that network or platform, CPGs may elect to provide digital promotions and media directly to that network or platform, instead of through our platform. If retailers and CPGs require our platform to integrate with competitive offerings instead of using our products, we could lose some of our competitive advantage and our business could be harmed.

Our success may also depend on our ability to compete against incumbent competitors that our customers use and we may not be successful in persuading CPGs and their agencies to use our platforms and services.

We also face significant competition for trade promotion and marketing spending. We compete against online and mobile businesses, including those referenced above, and traditional advertising outlets, such as television, radio and print, for trade promotion and marketing spending. In order to grow our revenues and improve our operating results, we must increase our share of CPG spending on digital promotions and media relative to traditional sources and relative to our competitors, many of whom are larger companies that offer more traditional and widely accepted media products.

We also directly and indirectly compete with retailers for consumer traffic. Many retailers market and offer their own digital promotions and media directly to consumers using their own websites, email newsletters and alerts, mobile applications and social media channels. Additionally, some retailers also market and offer their own digital promotions and media directly to consumers using our platform for which we earn no revenue.  Our retailers could be more successful than we are at marketing their own digital promotions and media and could decide to terminate their relationship with us.

We may face competition from companies we do not yet know about. If existing or new companies develop, market or offer competitive digital coupon solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. For example, on March 13, 2019, Inmar announced that it completed the acquisition of Kroger’s subsidiary You Technology and entered into a long-term service agreement to provide digital coupon services to the Kroger family of stores.  Following this acquisition, Inmar terminated our agreement with You Technology as of December 2019. This adversely affected our ability to distribute digital promotions through You Technology, which generated less than 5% of our revenue.

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

•	difficulties valuing intangibles related to acquired businesses, which could lead to write-offs or charges related to acquired assets or goodwill; and
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

We deliver digital promotions and media via our platforms, including over our websites and mobile applications, as well as through those of our CPGs and retailers and our publishers and other third parties. Our reputation and ability to acquire, retain and serve CPGs and retailers, as well as consumers who use digital promotions or view media on our platforms are dependent upon the reliable performance of our platforms. As the number of our CPG customers, retailers and consumers and the number of digital promotions, digital media and information shared through our platforms continue to grow, we will need an increasing amount of network capacity and computing power. Our technology infrastructure is hosted across two data centers in co-location facilities in California and Nevada. In addition, we use two other co-location facilities in California and Virginia to host our Retailer iQ platform. We have spent and expect to continue to spend substantial amounts in our data centers and equipment and related network infrastructure to handle the traffic on our platform. The operation of these systems is expensive and complex and could result in operational failures. In the event that the number of transactions or the amount of traffic on our platforms grows more quickly than anticipated, we may be required to incur significant additional costs. In addition, as we scale, we must continually invest in our information technology, and continue to invest in information security, infrastructure and automation. Deployment of new software or processes may adversely affect the performance of our services and harm the customer experience. If we fail to support our platforms or provide a strong customer experience, our ability to retain and attract customers may be harmed. Interruptions in these systems or service disruptions, whether due to system failures, computer viruses, malware, ransomware, denial of service attacks, attempts to degrade or disrupt services, or physical or electronic break-ins, could affect the security or availability of our websites and platform, and prevent CPGs, retailers or consumers from accessing our platform. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential CPGs, retailers and consumers, which could harm our operating results and financial condition.

If our websites or those of our publishers fail to rank prominently in unpaid search results from search engines, traffic to our websites could decline and our business would be adversely affected.

Our success depends in part on our ability to attract consumers through unpaid Internet search results on search engines, such as Google. The number of consumers we attract to our websites from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, major search engines frequently modify their ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites or we may receive less favorable placement which could reduce traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. For example, the search result rankings of our websites have fallen relative to the same time last year. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their index. Moreover, the use of voice recognition technology, such as Alexa, Google Assistant or Siri, may drive traffic away from search engines, which could reduce traffic to our website. Any reduction in the number of consumers directed to our websites could reduce the effectiveness of our coupon codes for specialty retailers and digital promotions for CPGs and retailers and could adversely impact our business and results of operations. It could also reduce our ability to sell media advertising on our sites, which would negatively impact revenues and harm our business. For example, we have seen a decline in the revenues from specialty retail and expect this trend to continue.

If we fail to continue to obtain and increase the number of high quality promotions through our platform, our revenue growth or our revenues may be harmed.

We generally generate revenues as consumers select, or activate, a digital promotions through our platform. Our business model depends upon the availability of high quality and increasing number of digital promotions. CPGs and retailers have a variety of channels through which to promote their products and services. If CPGs and retailers elect to distribute their digital promotions through other channels or not to promote digital promotions at all, or if our competitors are willing to accept lower prices than we are, our ability to obtain high quality digital promotions available on our platform may be impeded and our business, financial condition and operating results will be adversely affected. If we cannot maintain sufficient digital promotions inventory to offer through our platform, consumers may perceive our service as less relevant, consumer traffic to our websites and those of our publishers will decline and, as a result, CPGs and retailers may decrease their use of our platform to deliver digital coupons and our revenue growth or revenues may be harmed.

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

Digital promotions are issued in the form of redeemable coupons, coupon codes with unique identifiers or cash-back rebates. It is possible that third parties may create counterfeit digital coupons or coupon codes or exceed print or use limits in order to fraudulently or improperly claim discounts or credits for redemption. It is also possible that third parties may fraudulently or improperly claim cash-back rebates causing us to pay out cash that we are not able to get reimbursement from our retailer customers. It is possible that individuals will circumvent our anti-fraud systems using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract. Further, we may not detect any of these unauthorized activities in a timely manner. Third parties who succeed in circumventing our anti-fraud systems may sell the fraudulent or fraudulently obtained digital coupons on social networks, which would damage our brand and relationships with CPGs and harm our business. Legal measures we take or attempt to take against these third parties may be costly and may not be ultimately successful. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse CPGs and retailers for any funds stolen or revenues lost as a result of such breaches. Our CPGs and retailers could also request reimbursement, or stop using digital coupons, if they are affected by buyer fraud or other types of fraud. We may incur significant losses from fraud and counterfeit digital coupons. If our anti-fraud technical and legal measures do not succeed, our business may suffer.

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

We are subject to a variety of foreign, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, e-commerce, competition, price discrimination, consumer protection, taxation, and the use of promotions. Many of these laws, regulations, and standards are still evolving and being tested in courts and industry standards are still developing. Our business, including our ability to operate and expand, could be adversely affected if legislation, regulations or industry standards are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices or the design of our platform. Existing and future laws, regulations and industry standards could restrict our operations, and our ability to retain or increase our CPGs and retailers and consumers’ use of digital promotions delivered on our platform may be adversely affected and we may not be able to maintain or grow our revenues as anticipated.

For example, the California Consumer Privacy Act of 2018 (“CCPA”) came into effect on January 1, 2020; the CCPA has already been amended once and grants consumers new rights with respect to their personal information. We believe our policies and practices comply in material respects with applicable privacy, data protection, data security, marketing and consumer protection guidelines, laws and regulations. However, if our belief is incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information or implement new safeguards or business processes to help individuals manage our use of their information, among other changes. We also cannot control our retail partners approach or interpretation of CCPA or other privacy regulations, which may impact their willingness or ability to provide us data that our platforms and solutions are dependent upon, or the terms on which they are willing or able to provide it. Changes to our data sources may restrict our ability to maintain or grow our revenues as anticipated.

If the use of third-party cookies or other tracking technology is rejected by Internet users, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could decline and we could lose customers and revenue.

We use a number of technologies to collect information used to deliver our solutions. For instance, we use small text files (referred to as "cookies"), placed through an Internet browser on an Internet user's machine which corresponds to a data set that we keep on our servers, to gather important data to help deliver our solution. Certain of our cookies, including those that we predominantly use in delivering our solution through Internet browsers, are known as "third-party" cookies because they are delivered by third parties rather than by us. Our cookies collect anonymous information, such as when an Internet user views an advertisement, clicks on an advertisement, or visits one of our advertisers' websites. In some countries, including countries in the European Economic Area, this information may be considered personal information under applicable data protection laws. On mobile devices, we may also obtain location based information about the user's device through our cookies or other tracking technologies. We use these technologies to achieve our customers' campaign goals, to ensure that the same Internet user does not unintentionally see the same media too frequently, to report aggregate information to our customers regarding the performance of their digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network. We also use data from cookies to help us decide whether and how much to bid on an opportunity to place an advertisement in a certain Internet location and at a given time in front of a particular Internet user. A lack of data associated with or obtained from third-party cookies may detract from our ability to make decisions about which inventory to purchase for an advertiser's campaign and may adversely affect the effectiveness of our solution and harm our business.

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

We and our service providers and partners are subject to a variety of federal, state and foreign laws, regulations and industry standards regarding privacy, data protection, data security, marketing and consumer protection, which address the collection, storing, sharing, using, processing, disclosure and protection of data relating to individuals, as well as the tracking of consumer behavior and other consumer data. We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing and may be subject to differing interpretations, costly to comply with or inconsistent among jurisdictions. For example, the Federal Trade Commission, or the FTC, expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use, disclosure, and storage of consumer information, and establish principles relating to notice, consent, access and data integrity and security. The laws and regulations in many foreign countries relating to privacy, data protection, data security, marketing and consumer protection often are more restrictive than in the United States, and may in some cases be interpreted to have a greater scope. Additionally, the laws, regulations and industry standards, both foreign and domestic, relating to privacy, data protection, data security, marketing and consumer protection are dynamic and may be expanded or replaced by new laws, regulations or industry standards.

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

In addition, the EU General Data Protection Regulation, or GDPR became effective in May 2018, and includes stringent operational requirements for processors and controllers of personal data, including payment card information. The GDPR also creates rights for data subjects and authorizes significant penalties for non-compliance of up to the greater of €20 million or 4% of global annual revenues. The GDPR imposes restrictions on the transfer of personal data outside of the EEA. Although we have engaged in significant efforts to implement and maintain appropriate mechanisms to transfer data outside of the EEA in compliance with the GDPR, if one or more of the mechanisms on which we rely is invalidated, we may be unable – or limited in our ability – to transfer personal data from the EEA to the US, and we may experience reluctance or refusal by European consumers, retailers or CPGs to continue to use our solutions, and we may be at risk of enforcement actions taken by a European data protection authority until we ensure that all applicable data transfers to us from the EEA are compliant with the GDPR.

Additionally, the United Kingdom has exited from the EU, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. While the UK Data Protection Act of 2018, that “implements” and complements the GDPR is effective in the United Kingdom, it remains unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR following the Brexit transition period ending on December 31, 2020. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them .Additionally, the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  The CCPA requires covered companies to provide detailed disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and creates a new cause of action for data breaches.

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

If our estimates or judgements relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to business combinations, goodwill and intangible assets, treatment of our convertible senior notes, revenue recognition, promotion revenue, media revenue, gross versus net revenue reporting, arrangements with multiple performance obligations, stock-based compensation and provision for income taxes.  For example, the recognition of our revenue is governed by certain criteria that determine whether we report revenue either on a gross basis, as a principal, or net basis, as an agent, depending upon the nature of the sales transaction.  Historically, our media products revenue has generally been recognized on a gross basis.  However, in the first quarter of 2020, we announced that effective second quarter of 2020, we plan to modify the way we process and deliver certain media products to enhance the customer experience.  As a result of these changes, we expect that we will recognize certain revenue on a net basis, as compared to the prior recognition on a gross basis, and expect that this will cause a decrease in our revenue growth and impact our revenues.  We may have gross reporting for portions of our media products and other revenue in the future as a result of the evolution of our existing business practices, development of new products, acquisitions, or changes in accounting standards or interpretations, that in any case result in transactions with characteristics that dictate gross reporting. It is also possible that revenue reporting for existing businesses may change from gross to net or vice versa as a result of changes in contract terms or transaction mechanics. We may experience significant fluctuations in revenue in future periods depending upon, in part, the nature of our sales and our reporting of such revenue and related accounting treatment, without proportionate correlation to our underlying activity or net income. Any combination of net and gross revenue reporting would require us to make estimates and assumptions about the mix of gross and net-reported transactions based upon the volumes and characteristics of the transactions we think will make up the total mix of revenue in the period covered by the projection.  Those estimates and assumptions may be inaccurate when made, or may be rendered inaccurate by subsequent circumstances, such as changing the characteristics of our offerings or particular transactions in response to client demands, market developments, regulatory pressures, acquisitions, and other factors. Even apparently minor changes in transaction terms from those initially envisioned can result in different accounting conclusions from those foreseen. In addition, we may incorrectly extrapolate from revenue recognition treatment of prior transactions to future transactions that we believe are similar, but that ultimately are determined to have different characteristics that dictate different revenue reporting treatment. These factors may make our financial reporting more complex and difficult for investors to understand, may make comparison of our results of operations to prior periods or other companies more difficult, may make it more difficult for us to give accurate guidance, and could increase the potential for reporting errors.

Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

Changes to financial accounting standards or the SEC’s rules and regulations may affect our financial statements and cause us to change our business practices.

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

We have research and development centers in India, France, and Israel.  We expect to increase our headcount, development, and operations activity in India. There is no assurance that our reliance upon international research and development resources and operations will enable us to achieve our research and development and operational goals or greater resource efficiency. Further, our international research and development and operations efforts involve significant risks, including:

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

Our headquarters is located in Mountain View, California. Our current technology infrastructure is hosted across two data centers in co-location facilities in California and Nevada. In addition, we use two other co-location facilities in California and Virginia to host our Retailer iQ platform. Our services, operations and the data centers from which we provide our services are vulnerable to damage or interruption from earthquakes, fires, floods, public health crises such as pandemics and epidemics, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, resulting in store closures and a decrease in consumer traffic in China. At this point, we do not believe the coronavirus to impact our results or operations but there is no guarantee that we may not be impacted. A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, financial condition and results of operations and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism could cause disruptions to the Internet, our business or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting areas where data centers upon which we rely are located, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Such disruptions could negatively impact our ability to run our websites, which could harm our business.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

We may in the future be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity or equity-linked financing, such as our convertible senior notes, may dilute the interests of our stockholders, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business.

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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 89,371,199 shares of common stock outstanding as of December 31, 2019, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 52% of our outstanding common stock, based on the number of shares outstanding as of December 31, 2019. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our Board of Directors has approved programs for us to repurchase shares of our common stock. During May 2019, the 2018 repurchase program (the “2018 Program”) expired. In April 2019, our Board of Directors authorized a one-year share repurchase program (“May 2019 Program”) for us to repurchase up to $60.0 million of our common stock from May 2019 through May 2020. In August 2019, our Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for us to repurchase up to $50.0 million of our common stock from August 2019 through August 2020. During the year ended December 31, 2019, we purchased and retired 8,088,993 shares of our common stock for an aggregate value of $85.5 million under the 2018 Program and the May 2019 Program. As of December 31, 2019, $50.0 million remained available for repurchase under the August 2019 Program. Stock repurchases may be made from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. The repurchases may be made in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Act. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. The existence of our stock repurchase program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Our principal executive office is located in Mountain View, California, totaling approximately 42,000 square feet under lease expiring December 2020. We have additional principal office space in Cincinnati, Ohio that includes two spaces totaling approximately 47,000 square feet under leases expiring from November 2023 to June 2024. We maintain additional leased spaces in Marina Del Rey, California, Pleasanton, California, New York, New York, Boston, Massachusetts, Bangalore, India, Paris, France, London, United Kingdom, and Tel Aviv, Israel. We believe our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

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

Holders

As of February 18, 2020, there were 52 holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

The following is a summary of stock repurchases for each month during the fourth quarter ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1 - 31, 2019	—	$—	—	$50,000,000
November 1 - 30, 2019	—	—	—	50,000,000
December 1 - 31, 2019	—	—	—	50,000,000
	—	$—	—	$50,000,000

(1)

In August 2019, the Company’s Board of Directors authorized a one-year share repurchase program for the Company to repurchase up to $50.0 million of its common stock from August 2019 through August 2020. During the fourth quarter ended December 31, 2019, the Company did not repurchase any shares of its common stock. As of December 31, 2019, $50.0 million remained available under the August 2019 Program.

Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the cumulative total return on our common stock with that of the Russell 3000 and the S&P North American Technology Sector Index. The chart assumes $100 was invested at the close of market on December 31, 2014, in our common stock, the Russell 3000 and the S&P North American Technology Sector Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
	Quarter Ending
Company / Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Quotient Technology Inc.	$100	$38	$61	$66	$60	$56
Russell 3000 Index	$100	$99	$109	$129	$120	$155
S&P North American Technology Sector Index	$100	$109	$122	$166	$169	$238

Unregistered Sales of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Revenues	$436,160	$386,958	$322,115	$275,190	$237,309
Costs and expenses:
Cost of revenues (1)	263,606	206,230	140,752	114,870	92,203
Sales and marketing (1)	101,244	90,086	92,833	92,596	92,454
Research and development (1)	39,076	46,873	50,009	50,503	48,367
General and administrative (1)	58,328	49,805	48,124	43,404	34,833
Change in fair value of escrowed shares and contingent consideration, net	1,571	13,190	5,515	(6,450)	1,231
Total costs and expenses	463,825	406,184	337,233	294,923	269,088
Loss from operations	(27,665)	(19,226)	(15,118)	(19,733)	(31,779)
Interest expense	(13,955)	(13,411)	(1,589)	—	(290)
Gain on sale of a right to use a web domain name	—	—	—	—	4,800
Other income (expense), net	5,223	4,801	928	495	(22)
Loss before income taxes	(36,397)	(27,836)	(15,779)	(19,238)	(27,291)
Provision for (benefit from) income taxes	660	482	(702)	241	(561)
Net loss	$(37,057)	$(28,318)	$(15,077)	$(19,479)	$(26,730)
Net loss per share, basic and diluted	$(0.41)	$(0.30)	$(0.17)	$(0.23)	$(0.32)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	91,163	93,676	89,505	84,157	82,807

(1) The stock-based compensation expense included above was as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenues	$2,193	$2,315	$2,000	$1,821	$1,728
Sales and marketing	6,812	6,596	6,621	5,776	10,658
Research and development	4,804	6,137	7,949	7,286	9,680
General and administrative	18,328	16,338	15,682	13,403	10,280
Total stock-based compensation	$32,137	$31,386	$32,252	$28,286	$32,346

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term investments	$224,764	$322,766	$394,537	$175,346	$159,947
Working capital	249,811	352,810	404,145	207,694	177,547
Property and equipment, net	13,704	15,579	16,610	16,376	25,128
Total assets	591,938	662,353	629,075	362,756	321,071
Deferred revenues	10,903	8,686	6,276	6,856	7,342
Convertible senior notes, net	166,157	155,719	145,821	—	—
Total liabilities	306,716	282,266	231,034	51,007	55,581
Total stockholder's equity	$285,222	$380,087	$398,041	$311,749	$265,490

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Quotient Technology Inc. is an industry leading digital marketing company, providing technology and services that power integrated digital promotions and media programs for consumer packaged goods (“CPG”s) brands and retailers. These programs are delivered across our network, including our flagship consumer brand Coupons.com and our retail partners’ properties. This network provides Quotient with proprietary and licensed data, including online behavior, purchase intent, and retailers’ in-store point-of-sale (“POS”) shopper data, to target shoppers with the most relevant digital promotions and ads. We also deliver digital promotions and media programs to third party publishing properties outside of our network. Customers and partners use Quotient to influence shoppers via digital channels, integrate marketing and merchandising programs, and leverage shopper data and insights to drive measurable sales results.

For our retail partners, we provide a digital platform, Retailer iQ, to directly engage with shoppers across their websites, mobile, ecommerce, and social channels. This platform is generally co-branded or white-labeled through retailers’ savings or loyalty programs and uses shopper data to deliver relevant digital promotions from brand marketers and retailers to shoppers.

Our network is made up of three constituencies: over 2,000 brands from approximately 700 CPGs; retail partners across multiple classes of trade such as grocery retailers, drug, dollar, club, and mass merchandise channels; and consumers visiting our websites, mobile properties, social channels, as well as those of our CPG and retailer partners.

We primarily generate revenue by providing digital promotions and media programs to our customers and partners.

We generate revenue from promotion campaigns, in which CPGs pay us to deliver promotions to consumers through our network of publishers and retail partners. Using shopper data from our retail partners and our proprietary data and audience segments, we deliver targeted and/or personalized digital promotions to shoppers through our network, including our websites and mobile apps, as well as those of our publishers, retailers and other third-party properties. Each time a promotion is activated through our platform or, in some cases, redeemed, we are generally paid a fee. Activation of a digital promotion can include: saving it to a retailer loyalty account or printing it for physical redemption at a retailer. Campaigns are targeted to shoppers, and measured based on performance attributable to retail purchases in near real time.

As our business evolves, we will continue to experiment with different pricing models and fee arrangements with CPGs and retailers, which may impact how we monetize transactions. For example, we are continuing to experiment with ROI-based pricing strategies and service packages, some of which require us to receive fees upon redemption of digital promotions rather than activation, as further discussed below in “Risk Factors”.

Promotion revenues also include our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, a transaction occurs and a distribution fee is generally paid to us.

We also generate revenues from digital media in which CPGs, retailers, and advertising agencies, use our platform to deliver digital advertising. Using shopper data from our retail partners and our proprietary data and audience segments, we target audiences with digital ad campaigns. These ads are delivered to shoppers through our network, including our websites and mobile apps, as well as those of our publishers, retailers and other third-party properties. Campaigns are measured based on optimization and performance, attributing digital ad campaigns to retail purchases in near real time. Media solutions we offer include display, targeted, social influencer, retail search and sponsored products, and audiences. A growing portion of our media campaigns are purchased as an integrated campaign which combines media advertising and promotions in a single campaign. Our media solutions help serve our customers and partners’ needs as they shift more of their marketing dollars to digital channels that can be measured based on campaign performance and attributable sales. In 2019 we purchased Ubimo, a data and media activation platform to strengthen our media solution and accelerate the development of a self-service media platform.

We generally pay a distribution fee to retailers and publishers for activation or redemption of a digital promotion, for media campaigns, and for use of data for targeting or measurement. We also pay a fee to third-party publishers for traffic acquisition, which consists of delivering campaigns on certain networks or properties. These distribution and third-party service fees are included in our cost of revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

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

For 2019, 2018 and 2017, our revenues were $436.2 million, $387.0 million, and $322.1 million, respectively. Our net loss for 2019, 2018 and 2017 was $37.1 million, $28.3 million, and $15.1 million, respectively.

Seasonality

Some of the Company’s products experience seasonal sales and buying patterns mirroring those in the CPG, retail, advertising, and e-commerce markets, including media buying patterns, back-to-school and holiday campaigns, where demand increases during the second half of the Company’s fiscal year. Seasonality may also be affected by CPG annual budget cycles, as some large CPGs have fiscal years ending in June. We believe that this seasonality pattern has affected, and will continue to affect, our business and the associated revenues during the first half and second half of our fiscal year. We recognized 54% of our annual revenue during the second half of 2019, 2018 and 2017, for each respective period.

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

Net loss, Adjusted EBITDA and number of transactions for each of the periods presented were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net loss	$(37,057)	$(28,318)	$(15,077)
Adjusted EBITDA	45,150	57,612	47,040

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

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net loss	$(37,057)	$(28,318)	$(15,077)
Adjustments:
Stock-based compensation	32,137	31,386	32,252
Depreciation, amortization and other (1)	39,107	32,262	24,391
Change in fair value of escrowed shares and contingent consideration, net	1,571	13,190	5,515
Interest expense	13,955	13,411	1,589
Other (income) expense, net	(5,223)	(4,801)	(928)
Provision for (benefit from) income taxes	660	482	(702)
Total adjustments	$82,207	$85,930	$62,117

Adjusted EBITDA	$45,150	$57,612	$47,040

(1)

For the years ended December 31, 2019, 2018 and 2017, Other includes restructuring charges of $4.3 million, $4.4 million, and $3.4 million, respectively, certain acquisition related costs of $3.4 million, $2.8 million, and $1.9 million, respectively, and ERP software implementation costs related to service agreements of zero, $0.05 million, and $1.2 million, respectively. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period and diligence, accounting, and legal expenses incurred related to certain acquisitions. Restructuring charges relate to impairment charges for capitalized software development costs, and severance for certain executive management changes and impacted employees.

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

Factors Affecting Our Performance

Obtaining high quality promotions and increasing the number of CPG-authorized activations.   Our ability to grow revenue will depend upon our ability to shift more dollars to our platform from our CPG customers, continue to obtain high quality promotions and increase the number of CPG-authorized activations available through our platform. If we are unable to do any of these, growth in our revenue will be adversely affected.

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

International Growth and Acquisitions.   Our ability to grow our revenues will also depend on our ability to grow our operations and offerings in existing international markets and expand our business through selective acquisitions, similar to our acquisitions of Ahalogy, Crisp, Elevaate, SavingStar, Shopmium and Ubimo and their integration with the core business of the Company.

Components of Our Results of Operations

Revenues

We generate revenues by delivering digital promotions, including coupons, rebates and coupon codes, and digital media through our platform. CPGs and retailers choose one or more of our offerings and are charged a fee for each selected offering. Our customers generally submit insertion orders that outline the terms and conditions of a campaign, including the channels through which the campaign will be run, the offerings for each selected channel, the type of content to be delivered, the timeframe of the campaign, the number of authorized activations and the pricing of the campaign. Substantially all of our revenues are generated from sales within the United States.

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

Digital Media.    Our media services enable CPGs and retailers to distribute digital media to promote their brands and products on our websites, and mobile apps, and through a network of affiliate publishers and non-publisher third parties that display our media offerings on their websites or mobile apps. Revenue is generally recognized each time a digital media ad is displayed or each time a user clicks on the media ad displayed on the Company’s websites, mobile apps or on third party websites. Media pricing is generally determined on a per campaign, impression or per click basis and are generally billed monthly. Changes to the way we process and deliver media could affect whether revenue is recognized on a gross or net basis.

Cost of Revenues

Cost of revenues includes the costs resulting from distribution fees. If we deliver a digital promotion or media on a retailer’s website or mobile apps or through its loyalty program, or the website or mobile apps of a publisher, we generally pay a distribution fee to the retailers or publisher which is included in our cost of revenues. These costs are expensed as incurred. We generally do not pay a distribution fee for a coupon or code which is offered through the website of the CPG or retailer that is offering the coupon or coupon code. From time to time, we have entered into arrangements pursuant to which we have agreed to the payment of minimum distribution or other service fees that are included in our cost of revenues.

Cost of revenues also includes personnel compensation costs, depreciation and amortization expense of equipment, software and acquired intangible assets associated with revenue producing technologies, amortization of certain exclusivity rights acquired under strategic partnerships, data center costs and third-party service fees including traffic acquisition costs which consists of payments related to delivering campaigns on certain networks or sites, and purchase of third-party data. Personnel costs related to costs of revenues include salaries, bonuses, stock-based compensation and employee benefits. These costs are primarily attributable to individuals maintaining our data centers and members of our network operations group, which initiates, sets up and delivers digital promotion and media campaigns. We capitalize costs related to software that is developed or obtained for internal use. Costs incurred in connection with internal software development for revenue producing technologies are capitalized and are amortized in cost of revenues over the internal use software’s useful life. The amortization of these costs begins when the internally developed software is ready for its intended use.

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

We believe that continued investment in technology, as well as business process and automation, is critical to attaining our strategic objectives. Our investment in research and development will be balanced with our continued operational and cost optimization efforts including headcount shift to low cost locations, as it provides us with the ability to invest in strategic areas, while managing growth in future periods.

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

Provision for (Benefit from) Income Taxes

We recorded a provision for income taxes of $0.7 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively, and a benefit from income taxes $0.7 million for the year ended December 31, 2017. The provision for income taxes for the years ended December 31, 2019 and 2018 was primarily the impact of the indefinite lived deferred tax liabilities related to tax deductible goodwill, change in the geographical mix of earnings in foreign jurisdictions and state taxes. The benefit from income taxes for the year ended December 31, 2017 was primarily attributable to the impact of the re-measurement of certain indefinite lived deferred tax liabilities related to tax deductible goodwill as a result of the Tax Act.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented.

	Year Ended December 31,
	2019		2018		2017
	(in thousands, except percentages)
Revenues	$436,160	100.0%	$386,958	100.0%	$322,115	100.0%
Cost and expenses:
Cost of revenues	263,606	60.4%	206,230	53.3%	140,752	43.7%
Sales and marketing	101,244	23.2%	90,086	23.3%	92,833	28.8%
Research and development	39,076	9.0%	46,873	12.1%	50,009	15.5%
General and administrative	58,328	13.4%	49,805	12.9%	48,124	14.9%
Change in fair value of escrowed shares and contingent consideration, net	1,571	0.4%	13,190	3.4%	5,515	1.7%
Total costs and expenses	463,825	106.4%	406,184	105.0%	337,233	104.6%
Loss from operations	(27,665)	(6.3)%	(19,226)	(5.0)%	(15,118)	(4.6)%
Interest expense	(13,955)	(3.2)%	(13,411)	(3.5)%	(1,589)	(0.5)%
Other income (expense), net	5,223	1.2%	4,801	1.2%	928	0.3%
Loss before income taxes	(36,397)	(8.3)%	(27,836)	(7.3)%	(15,779)	(4.8)%
Provision for (benefit from) income taxes	660	0.2%	482	0.1%	(702)	(0.2)%
Net loss	$(37,057)	(8.5)%	$(28,318)	(7.4)%	$(15,077)	(4.6)%

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by type of services. The majority of the Company’s revenue is generated from sales within the United States.

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except percentages)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Promotion	$246,479	$245,493	$237,184	$986	0%	$8,309	4%
Media	189,681	141,465	84,931	48,216	34%	56,534	67%
Total revenue	$436,160	$386,958	$322,115	$49,202	13%	$64,843	20%

Revenues

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except percentages)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Revenues	$436,160	$386,958	$322,115	$49,202	13%	$64,843	20%

Revenues increased by $49.2 million, or 13%, during the year ended December 31, 2019, as compared to 2018. The increase was primarily due to growth in media revenue as a result of an increase in adoption of our media product offerings. During 2019, revenues from digital promotion and media campaigns were 57% and 43% of total revenues, respectively, as compared to 63% and 37% of total revenues, respectively, for 2018.

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

We expect to see variability in our results quarter over quarter in the future as we continue to integrate our digital promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, and as we continue to manage digital print trends. We expect revenue growth in 2020 from increased media revenues as well as promotion revenues with anticipated marketing campaigns as well as adoption of our platform by consumers. During the second half of 2020, we expect revenue to be approximately 57% of our annual revenue.

Beginning the second quarter of 2020, for certain media arrangements, we will start to perform media services under the specific direction of our customers and therefore we will no longer control the media inventory before it is transferred to the customer. Accordingly, we will not be the principal in those arrangements and will recognize revenue net of certain costs resulting in reduced revenue growth.

Cost of Revenues and Gross Profit

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except percentages)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Cost of revenues	$263,606	$206,230	$140,752	$57,376	28%	$65,478	47%
Gross profit	$172,554	$180,728	$181,363	$(8,174)	(5)%	$(635)	(0)%
Gross margin	40%	47%	56%

Cost of revenues for the year ended December 31, 2019 increased by $57.4 million, or 28%, as compared to the same period in 2018. The increase was primarily due to product mix shift, as revenues from media, as a percentage of revenue, continue to increase as compared to promotion revenue (such media revenues have higher data and traffic acquisition costs related to offsite media on non-owned-and-operated properties) contributing to an increase of $52.9 million in data and traffic acquisition costs for offsite media on non-owned-and-operated properties as well as an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platforms, an increase in amortization expense of $6.8 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, an increase in compensation costs, including stock-based compensation of $1.2 million, partially offset by a decrease in data center expenses of $2.7 million, a decrease in restructuring charges of $0.5 million, and an decrease in overhead expenses related to facilities and infrastructure support of $0.3 million.

Gross margin for the year ended December 31, 2019 decreased to 40% from 47%, as compared to the same period in 2018. The decrease was primarily due to the continued shift in our product mix as revenues from media, which have higher data and traffic acquisition costs related to offsite media, as a percentage of our total revenue, continue to increase compared to our promotion revenue. The decrease is also attributable to an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platform, as well as an increase in amortization expense related to acquired intangible assets.

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

We expect the costs associated with distribution and third-party service fees to continue to increase in absolute dollars in the future as we continue to expand and scale our distribution network and reach. We expect gross margins as a percentage of revenue to improve over time as we make changes to the business to reduce costs, improve profitability and drive the sale of products that are more profitable. However, if we are unsuccessful at driving significant cost savings or at changing our mix of products being sold, we would expect continued pressure on our gross margin as our growth strategy evolves and our product mix continues to change.

Sales and Marketing

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except percentages)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Sales and marketing	$101,244	$90,086	$92,833	$11,158	12%	$(2,747)	(3)%
Percent of revenues	23%	23%	29%

Sales and marketing expenses increased by $11.2 million, or 12%, during the year ended December 31, 2019, as compared to the same period in 2018. The increase was primarily the result of an increase in compensation costs of $11.4 million related to acquisitions and hiring additional employees to support our growth and business objectives, an increase in intangible asset amortization expense of $2.3 million related to our acquisitions, partially offset by reduced spending in promotional and advertising costs of $1.2 million resulting from our expense management efforts, a decrease in restructuring charges of $1.0 million related to severance for impacted employees, and a decrease in facilities expense of $0.3 million.

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

Research and Development

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except percentages)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Research and development	$39,076	$46,873	$50,009	$(7,797)	(17)%	$(3,136)	(6)%
Percent of revenues	9%	12%	16%

Research and development expenses decreased by $7.8 million, or 17%, during the year ended December 31, 2019, as compared to the same period in 2018. The decrease was primarily due to an increase in capitalization of internal use software development costs of $3.2 million, a decrease in compensation costs of $2.0 million as we continue to scale in lower cost geographical areas, a decrease in overhead expenses related to facilities and infrastructure support of $1.5 million, and a decrease in restructuring charges of $1.3 million primarily related to severance for the impacted employees.

During the year ended December 31, 2019, we capitalized internal use software development costs of $4.2 million, as compared to $1.0 million during the year ended December 31, 2018. As we continue to invest in our products and customer offerings to develop new product functionality, the higher capitalization of costs will result in lower research and development expenses.

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

General and Administrative

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except percentages)	2019	2018	2017	$ Change	% Change	$ Change	% Change
General and administrative	$58,328	$49,805	$48,124	$8,523	17%	$1,681	3%
Percent of revenues	13%	13%	15%

General and administrative expenses increased by $8.5 million, or 17%, during the year ended December 31, 2019, as compared to the same period in 2018. The increase was primarily due to an increase in compensation costs of $3.3 million from acquisitions and hiring additional employees to support our growth and business objectives, an increase in restructuring charges of $2.7 million related to the impairment of capitalized software development costs associated with a non-strategic product and severance for certain executive management changes, an increase in other administrative expenses of $1.2 million, an increase in allowance for doubtful accounts of $0.7 million and an increase in acquisition related charges of $0.6 million.

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

Change in Fair Value of Escrowed Shares and Contingent Consideration, Net

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except percentages)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$1,571	$13,190	$5,515	$(11,619)	(88)%	$7,675	139%

During the year ended December 31, 2019, we recorded a charge of $1.6 million related to the remeasurement of both Elevaate’s and Ahalogy’s contingent consideration, due to the increase in expected achievement of certain financial metrics over the contingent consideration period, as discussed in Note 3 (Fair Value Measurements).

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

Interest Expense and Other Income (Expense), Net

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except percentages)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Interest expense	$(13,955)	$(13,411)	$(1,589)	$(544)	4%	$(11,822)	744%
Other income (expense), net	5,223	4,801	928	422	9%	3,873	417%
	$(8,732)	$(8,610)	$(661)	$(122)	1%	$(7,949)	1,203%

Interest expense is related to the convertible senior notes issued during the fourth quarter of 2017, promissory note and finance lease obligations.

Other income (expense), net consists primarily of interest income on short-term certificate of deposits and U.S. Treasury Bills held as cash equivalents. The increase in other income (expense), net during the year ended December 31, 2019, as compared to the same period in 2018, was due to interest income earned on U.S. Treasury Bills held as cash equivalents, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations. The increase in other income (expense), net during the year ended December 31, 2018 as compared to the same period in 2017, was due to interest income earned on short-term certificate of deposits and U.S. Treasury Bills held as cash equivalents, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.

Provision for (benefit from) Income Taxes

	Year Ended December 31,			2018 to 2019		2017 to 2018
(in thousands, except percentages)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Provision for (benefit from) income taxes	$660	$482	$(702)	$178	37%	$1,184	(169)%

The provision for income taxes of $0.7 million for the year ended December 31, 2019 was primarily attributable to the impact of the indefinite lived deferred tax liabilities related to tax deductible goodwill, change in the geographical mix of earnings in foreign jurisdictions and state taxes.

The provision for income taxes of $0.5 million for the year ended December 31, 2018 was primarily attributable to the impact of the indefinite lived deferred tax liabilities related to tax deductible goodwill, change in the geographical mix of earnings in foreign jurisdictions and state taxes.

The income tax benefit of $0.7 million for the year ended December 31, 2017 was primarily attributable to the impact of the re-measurement of certain indefinite lived deferred tax liabilities related to tax deductible goodwill recorded on our consolidated balance sheets due to the Tax Act enacted December 22, 2017.

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily through the issuance of convertible senior notes and cash flows from operations. As of December 31, 2019, our principal source of liquidity were cash and cash equivalents of $224.8 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and U.S. Treasury Bills.

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

During the year ended December 31, 2019, we repurchased and retired 8,088,993 shares of our common stock for an aggregate value of $85.5 million under the 2018 Program and the May 2019 Program. As of December 31, 2019, $50.0 million remained available for repurchase under the August 2019 Program. We accounted for the retirement of treasury stock by allocating the excess repurchase price over par value of the repurchased shares between additional paid-in capital and accumulated deficit. When the repurchase price of the shares repurchased is greater than the original issue proceeds, the excess is charged to accumulated deficit.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash flows provided by operating activities	$31,818	$22,048	$48,457
Cash flows used in investing activities	(16,824)	(21,119)	(18,253)
Cash flows (used in) provided by financing activities	(92,235)	(33,558)	198,276
Effects of exchange rates on cash	(23)	22	(19)
Net (decrease) increase in cash and cash equivalents	$(77,264)	$(32,607)	$228,461

Operating Activities

Cash provided by operating activities is primarily influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the increase in our revenues. Cash provided by operating activities has typically been the result of net losses offset by non-cash charges such as stock-based compensation, depreciation and amortization as well as the amortization of debt discount and issuance costs. Operating cash flows are also impacted by the net changes in working capital.

During 2019, net cash provided by operating activities of $31.8 million reflects our net loss of $37.1 million, adjusted for net non-cash expenses of $83.4 million, and cash used as a result of changes in working capital of $14.5 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, allowance for doubtful accounts, deferred income taxes, net change in fair value of contingent consideration, impairment of capitalized software development costs, and other non-cash expenses, including amortization of right-of-use asset and loss on disposal of property and equipment. The primary uses of cash from working capital items included an increase in prepaid expenses and other current assets of $11.2 million related to prepaid subscription and support fees, an increase in accounts receivable of $7.1 million, partially offset by an increase in accrued compensation and benefits of $1.6 million, and increase in deferred revenues of $2.2 million.

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

Investing Activities

Historically, investing cash flows have been comprised primarily of the purchase and sale of short-term investments as well as the investment in acquisitions and the purchase of intangible assets. We also invest in purchases of property and equipment which may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development activities related to our future offerings. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future. In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

During 2019, net cash used in investing activities of $16.8 million reflects cash payments made to acquire certain exclusive rights pursuant to strategic partnership agreements of $14.8 million that were entered into during 2018. In addition, we paid $13.7 million, net of cash acquired, for the acquisition of Ubimo, and the purchase of property and equipment of $9.0 million, which includes capitalized software development costs, and technology hardware and software to support our growth, partially offset by proceeds from the maturities of certificates of deposits of $20.7 million.

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

Financing Activities

Our financing activities have historically consisted primarily of cash flow from the borrowing on our convertible senior notes, repurchases of common stock, payments made for shares withheld to cover payroll withholding taxes and the issuance of shares of common stock upon the exercise of stock options.

During 2019, net cash used in financing activities of $92.2 million reflects repurchases of common stock of $87.1 million, payments made for shares withheld to cover the required payroll withholding taxes of $9.8 million, and payments on promissory note and finance lease obligations of $0.3 million, partially offset by proceeds received from exercises of stock options under equity incentive plans and ESPP, net of $5.0 million.

During 2018, net cash used in financing activities of $33.6 million reflects the payments for Crisp contingent consideration of $14.8 million (initially measured and included as part of purchase consideration on the date of acquisition and disclosed as a liability on the consolidated balance sheets), repurchases of common stock of $14.3 million, payments made for shares withheld to cover the required payroll withholding taxes of $11.7 million, and payments on promissory note and finance lease obligations of $0.3 million, partially offset by proceeds received from exercises of stock options under equity incentive plans and ESPP, net of $7.5 million.

During 2017, net cash provided by financing activities of $198.3 million reflects the issuance of $200.0 million principal amount of convertible senior notes due 2022, net of issuance costs of $6.2 million, proceeds received from exercises of stock options under stock plans of $8.8 million, partially offset by payments for taxes related to shares withheld to cover the required payroll withholding taxes for the settlement of equity awards of $4.0 million, and payments on promissory note and finance lease obligations of $0.3 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations

The following table summarizes our future minimum payments under contractual commitments as of December 31, 2019 (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Convertible senior notes (1)	$200,000	$—	$200,000	$—	$—
Interest obligations (2)	10,208	3,500	6,708	—	—
Operating leases (3)	11,637	3,836	4,121	3,124	556
Purchase obligations (4)	43,295	17,174	21,377	1,116	3,628
Total	$265,140	$24,510	$232,206	$4,240	$4,184

(1)	Represents aggregate principal amount of the convertible senior notes, without the effect of associated discounts.
(2)	Represents the estimated interest obligation for our outstanding convertible senior notes that is payable in cash.
(3)

We lease various office facilities, including our corporate headquarters in Mountain View, California and various sales offices, under operating lease agreements that expire through December 2025. The terms of the lease agreements provide for rental payments on a graduated basis.

(4)

We have an unconditional purchase commitment for the years 2019 to 2034 in the amount of $5.8 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which we use for sales and marketing purposes. We have unconditional purchase commitments, primarily related to distribution fees, ongoing software license fees and marketing services, of $37.5 million.

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

Promotion revenues also include our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and others, offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, a transaction occurs and a distribution fee is generally paid to us. We generally generate revenues when a consumer makes a purchase using a coupon code from our platform and completion of the order is reported to us. In the same period that we recognize revenues for the delivery of coupon codes, we also estimate and record a reserve, based upon historical experience, to provide for end-user cancelations or product returns which may not be reported until a subsequent date. We present sales returns reserve as a liability within other current liabilities on the consolidated balance sheet for the year ended December 31, 2019.

Media Revenue

Our media services enable CPGs and retailers to distribute digital media ads to promote their brands and products on our websites, and mobile apps, and through a network of affiliate publishers and non-publisher third parties that display our media offerings on their websites or mobile apps. Revenue is generally recognized each time a digital media ad is displayed or each time a user clicks on the media ad displayed on our websites, mobile apps or on third-party websites. Media pricing is generally determined on a per campaign, impression or per click basis and are generally billed monthly.

Gross versus Net Revenue Reporting

In the normal course of business and through our distribution network, we deliver digital coupons and media on retailers’ websites through retailers’ loyalty programs, and on the websites of digital publishers. In these situations, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). Generally, we report digital promotion and media advertising revenues for campaigns placed on third-party owned properties on a gross basis, that is, the amounts billed to our customers are recorded as revenues, and distribution fees paid to retailers or digital publishers are recorded as cost of revenues. We are the principal because we control the digital coupon and media advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the digital coupon and media advertising inventory, being primarily responsible to our customers, having discretion in establishing pricing for the delivery of the digital coupons and media, or a combination of these. Beginning the second quarter of 2020, for certain media arrangements, we will start to perform media services under the specific direction of our customers and therefore we will no longer control the media inventory before it is transferred to the customer. Accordingly, we will not be the principal in those arrangements and will recognize revenue net of certain costs resulting in reduced revenue growth.

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

Stock-based Compensation

We account for stock-based compensation using the fair value method, which requires us to measure the stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. We account for forfeitures as they occur.

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

We account for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

Interest Rate Fluctuation Risk

Our cash and cash equivalents consist of cash, money market funds, and U.S. Treasury Bills. Our borrowings under finance lease obligations are generally at fixed interest rates.

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

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Quotient Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quotient Technology Inc.  (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company generates its revenue by offering promotion and media services. Promotion revenue is recognized as coupons activations or redemptions occur. Media revenue is generally recognized each time a digital media ad is displayed or each time a user clicks on the media ad.

The Company’s revenue recognition process utilizes multiple complex, proprietary systems and tools, for the initiation, processing and recording of a high volume of individually-low-monetary-value transactions. The revenue recognition process is dependent on the effective design and operation of multiple systems and the completeness and accuracy of data sources, which required significant audit effort.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for revenue from contracts with customers. For example, with the support of our information technology professionals, we identified and tested the relevant systems used for the determination of initiation, delivery, recording and billing of revenue, which included controls related to the ongoing access to the relevant systems and data, change management controls over the relevant systems and interfaces, and effective configuration of the relevant systems.

To test the Company’s accounting for revenue from contracts with customers, we performed substantive audit procedures that included, among others, testing the completeness and accuracy of the underlying data within the Company’s billing system, performing data analytics by extracting data from the system to evaluate the completeness and accuracy of recorded revenue and deferred revenue amounts, tracing a sample of sales transactions to source data, and testing a sample of reconciliations of billings to cash collections.

Accounting for Acquisition
Description of the Matter

As described in Note 6 to the consolidated financial statements, the Company completed the acquisition of Ubimo, Ltd. which was accounted for as a business combination during fiscal year 2019, for a total consideration of $20.7 million, including contingent consideration measured at $5.7 million.

Auditing the accounting for the Company’s fiscal year 2019 acquisition was complex due to the significant estimation uncertainty used by management in determining the fair value of the intangible assets acquired of $10.8 million, and the measurement of contingent consideration of $5.7 million. In particular, the fair value estimates were sensitive to significant assumptions such as the Company’s estimated weighted average cost of capital, and estimated revenue growth rates, gross margins and operating expenses, which are affected by expectations about future market or economic conditions. Additionally, the Company used an option pricing model to measure the contingent consideration, which used assumptions including estimated volatility, discount rate, revenue projections, gross margins, operating expenses and timing of expected payments. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over accounting for acquisitions, including controls over the identification, recognition and measurement of assets acquired, liabilities assumed and contingent consideration.

To test the estimated fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the Company's projected financial information forecast model, and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to historical actual results (where applicable), current industry, market and economic trends to the assumptions used to value similar assets in other acquisitions, and to other guidelines used by companies within the same industry. We also considered whether there were any other identifiable assets acquired based on our knowledge of the industry and by assessing the terms of the purchase agreement. In addition, we involved a valuation specialist to assist in our evaluation of the significant assumptions and with reconciling the prospective financial information with other forecast information prepared by the Company.

To test the estimated fair value of the contingent consideration, our audit procedures included, among others, assessing the terms and conditions residing within the purchase agreement, including those conditions that must be first met for the contingent  consideration to become due and payable, evaluating the Company's valuation model which includes projected financial information and testing those significant assumptions used in the model, including the completeness and accuracy of the underlying data. We compared the significant assumptions to historical actual results (where applicable), current industry, market and economic trends and to the Company's budgets and forecasts. In addition, we involved a valuation specialist to assist in the evaluation of the significant assumptions and valuation methodologies used.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

San Jose, California

February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Quotient Technology Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Quotient Technology Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Quotient Technology Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

San Jose, California

February 28, 2020

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$224,764	$302,028
Short-term investments	—	20,738
Accounts receivable, net of allowance for doubtful accounts of $2,021 and $1,200 at December 31, 2019 and 2018, respectively	125,304	112,108
Prepaid expenses and other current assets	22,026	10,044
Total current assets	372,094	444,918
Property and equipment, net	13,704	15,579
Intangible assets, net	69,752	81,724
Goodwill	128,427	118,821
Other assets	7,961	1,311
Total assets	$591,938	$662,353
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,116	$17,060
Accrued compensation and benefits	15,232	13,107
Other current liabilities	50,032	53,255
Deferred revenues	10,903	8,686
Contingent consideration related to acquisitions	27,000	—
Total current liabilities	122,283	92,108
Other non-current liabilities	7,119	3,622
Contingent consideration related to acquisitions	9,220	28,963
Convertible senior notes, net	166,157	155,719
Deferred tax liabilities	1,937	1,854
Total liabilities	306,716	282,266
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 89,371,199 and 94,995,211 shares issued and outstanding at December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	671,060	703,023
Accumulated other comprehensive loss	(916)	(844)
Accumulated deficit	(384,923)	(322,093)
Total stockholders’ equity	285,222	380,087
Total liabilities and stockholders’ equity	$591,938	$662,353

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues	$436,160	$386,958	$322,115
Costs and expenses:
Cost of revenues	263,606	206,230	140,752
Sales and marketing	101,244	90,086	92,833
Research and development	39,076	46,873	50,009
General and administrative	58,328	49,805	48,124
Change in fair value of escrowed shares and contingent consideration, net	1,571	13,190	5,515
Total costs and expenses	463,825	406,184	337,233
Loss from operations	(27,665)	(19,226)	(15,118)
Interest expense	(13,955)	(13,411)	(1,589)
Other income (expense), net	5,223	4,801	928
Loss before income taxes	(36,397)	(27,836)	(15,779)
Provision for (benefit from) income taxes	660	482	(702)
Net loss	$(37,057)	$(28,318)	$(15,077)

Net loss per share, basic and diluted	$(0.41)	$(0.30)	$(0.17)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	91,163	93,676	89,505

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(37,057)	$(28,318)	$(15,077)
Other comprehensive income (loss):
Foreign currency translation adjustments	(72)	(144)	48
Comprehensive loss	$(37,129)	$(28,462)	$(15,029)

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance as of December 31, 2016	88,560,409	$1	$647,474	9,647,708	$(96,574)	$(748)	$(238,404)	$311,749
Exercise of employee stock options	1,435,484	—	6,200	—	—	—	—	6,200
Vesting of restricted stock units	1,750,137	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	275,761	—	2,563	—	—	—	—	2,563
Payments for taxes related to net share settlement of equity awards	—	—	(4,012)	—	—	—	—	(4,012)
Issuance of common stock, acquisition	1,177,927	—	12,957	—	—	—	—	12,957
Cumulative-effect of accounting change	—	—	3,381	—	—	—	(3,381)	—
Conversion feature of convertible senior notes, net	—	—	49,090	—	—	—	—	49,090
Retirement of treasury stock	—	—	(66,151)	(9,647,708)	96,574	—	(30,423)	—
Stock-based compensation	—	—	32,523	—	—	—	—	32,523
Change in fair value of escrowed shares related to a services and data agreement	—	—	2,000	—	—	—	—	2,000
Other comprehensive loss	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(15,077)	(15,077)
Balance as of December 31, 2017	93,199,718	$1	$686,025	—	$—	$(700)	$(287,285)	$398,041
Exercise of employee stock options	1,329,361	—	4,028	—	—	—	—	4,028
Vesting of restricted stock units	2,287,008	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	323,439	—	3,467	—	—	—	—	3,467
Payments for taxes related to net share settlement of equity awards	(880,262)	—	(11,658)	—	—	—	—	(11,658)
Repurchases of common stock	(1,264,053)	—	—	1,264,053	(15,843)	—	—	(15,843)
Retirement of treasury stock	—	—	(9,248)	(1,264,053)	15,843	—	(6,595)	—
Cumulative-effect of accounting change	—	—	—	—	—	—	105	105
Stock-based compensation	—	—	31,479	—	—	—	—	31,479
Change in fair value of escrowed shares related to a services and data agreement	—	—	(1,070)	—	—	—	—	(1,070)
Other comprehensive loss	—	—	—	—	—	(144)	—	(144)
Net loss	—	—	—	—	—	—	(28,318)	(28,318)
Balance as of December 31, 2018	94,995,211	$1	$703,023	—	$—	$(844)	$(322,093)	$380,087
Exercise of employee stock options	433,762	—	2,337	—	—	—	—	2,337
Vesting of restricted stock units	2,735,184	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	300,949	—	2,680	—	—	—	—	2,680
Payments for taxes related to net share settlement of equity awards	(1,004,914)	—	(9,838)	—	—	—	—	(9,838)
Repurchases of common stock	(8,088,993)	—	—	8,088,993	(85,539)	—	—	(85,539)
Retirement of treasury stock	—	—	(59,766)	(8,088,993)	85,539	—	(25,773)	—
Stock-based compensation	—	—	32,624	—	—	—	—	32,624
Other comprehensive loss	—	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	—	(37,057)	(37,057)
Balance as of December 31, 2019	89,371,199	$1	$671,060	—	$—	$(916)	$(384,923)	$285,222

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(37,057)	$(28,318)	$(15,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,437	25,041	17,840
Stock-based compensation	32,137	31,386	32,252
Amortization of debt discount and issuance cost	10,438	9,898	1,148
Restructuring charge related to facility exit costs	—	1,057	2,074
Allowance (recovery) for doubtful accounts	1,227	509	(655)
Deferred income taxes	660	482	(702)
Change in fair value of escrowed shares and contingent consideration, net	1,571	13,190	5,515
Impairment of capitalized software development costs	3,579	—	—
Other non-cash expenses	2,392	207	85
Changes in operating assets and liabilities:
Accounts receivable	(7,142)	(26,032)	(4,382)
Prepaid expenses and other current assets	(11,145)	(861)	(2,553)
Accounts payable and other current liabilities	(62)	6,449	12,834
Payments for contingent consideration	—	(9,700)	—
Accrued compensation and benefits	1,567	(1,287)	658
Deferred revenues	2,216	27	(580)
Net cash provided by operating activities	31,818	22,048	48,457

Cash flows from investing activities:
Purchases of property and equipment	(9,021)	(6,077)	(6,475)
Purchases of intangible assets	(14,811)	(20,545)	—
Acquisitions, net of cash acquired	(13,730)	(33,661)	(21,048)
Purchases of short-term investments	—	(75,120)	(114,239)
Proceeds from maturities of short-term investment	20,738	114,284	123,509
Net cash used in investing activities	(16,824)	(21,119)	(18,253)

Cash flows from financing activities:
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	—	193,763
Proceeds from issuances of common stock under stock plans	5,017	7,495	8,763
Payments for taxes related to net share settlement of equity awards	(9,838)	(11,658)	(4,012)
Repurchases and retirement of common stock under share repurchase program	(87,097)	(14,285)	—
Principal payments on promissory note and finance lease obligations	(317)	(310)	(238)
Payments of contingent consideration	—	(14,800)	—
Net cash (used in) provided by financing activities	(92,235)	(33,558)	198,276
Effect of exchange rates on cash and cash equivalents	(23)	22	(19)
Net (decrease) increase in cash and cash equivalents	(77,264)	(32,607)	228,461
Cash and cash equivalents at beginning of period	302,028	334,635	106,174
Cash and cash equivalents at end of period	$224,764	$302,028	$334,635

Supplemental disclosures of cash flow information
Cash paid for income taxes	$352	$246	$168
Cash paid for interest	$3,517	$3,655	$29
Supplemental disclosures of noncash investing and financing activities
Issuance of shares related to Crisp acquisition	$—	$—	$12,957
Repurchase of common stock not settled	$—	$1,558	$—
Computer equipment acquired under promissory note	$—	$—	$819
Property and equipment acquired under capital leases	$—	$—	$31
Intangible asset acquisitions not yet paid	$1,000	$14,548	$—
Fixed asset purchases not yet paid	$783	$1,253	$973

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

Notes to Consolidated Financial Statements

1. Background

Description of Business

Quotient Technology Inc. (together with its subsidiaries, the “Company”), is an industry leading digital marketing platform, providing technology and services that power integrated digital promotions and media programs for consumer packaged goods (“CPG”s) brands and retailers. These programs are delivered across the Company’s network, including its flagship consumer brand Coupons.com and retail partners. This network provides the Company with proprietary and licensed data, including online behaviors, purchase intent, and retailers’ in-store point-of-sale (“POS”) shopper data, to target shoppers with the most relevant digital promotions and ads. The Company also delivers digital promotions and media programs to third party publishing properties outside of its network. Customers and partners use the Company to influence shoppers via digital channels, integrate marketing and merchandising programs, and leverage shopper data and insights to drive measurable sales results.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, valuation of assets acquired and liabilities assumed in a business combination, useful lives of intangible assets, estimates related to recovery of long-lived assets and goodwill, stock-based compensation, measurement of contingent consideration, restructuring accruals, debt discounts, and deferred income tax assets and associated valuation allowances. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying consolidated financial statements.

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

Leases

On January 1, 2019, the Company adopted Accounting Standard Update (“ASU”) 2016-02, Leases (“Topic 842”) utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC 840 (“Topic 840”).

Under Topic 842, the Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company has elected the practical expedient not to recognize ROU assets and lease liabilities for short-term leases with terms of twelve months or less. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the rate implicit in each lease is not readily determinable, the Company uses an incremental borrowing rate to determine the present value of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company accounts for lease and non-lease components as a single lease component. Operating lease expense is recognized on a straight-line basis over the lease term.

Operating ROU assets and lease liabilities are included on the Company’s consolidated balance sheet beginning January 1, 2019. Operating ROU assets are included in other assets.  The current portion of the operating lease liabilities is included in other current liabilities and the long-term portion is included in other non-current liabilities on the Company’s consolidated balance sheet.

Business Combinations

The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. Under the acquisition method of accounting, the total consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Acquisition related costs are not considered part of the consideration, and are expensed as general and administrative expense as incurred. Contingent consideration, if any, is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period, typically based on the expected achievement of certain financial metrics, until, the assessment period is over and it is finally settled.

Goodwill and Intangible Assets

Intangible assets with a finite life are amortized over their estimated useful lives. Goodwill is not subject to amortization but is tested for impairment at least annually, and more frequently upon the occurrence of certain events that may indicate that the carrying value of goodwill may not be recoverable. The Company completes its annual impairment test during the fourth quarter of each year, at the reporting unit level, which is at the company level as a whole, since the Company operates in one single reporting segment. There was no impairment of goodwill for the years ended December 31, 2019, 2018 and 2017.

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

Promotion Revenue

The Company generates revenue from promotions, in which consumer packaged goods brands, or CPGs, pay the Company to deliver coupons to consumers through its network of publishers and retail partners and its flagship consumer brand Coupons.com. The Company generates revenues, as consumers select, activate, or redeem a coupon through its platform by either saving it to a retailer loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. The pricing for promotion arrangements generally includes both coupon setup fees and coupon transaction fees. Coupon setup fees are related to the creation of digital coupons and set up of the underlying campaign on Quotient’s proprietary platform for tracking of related activations or redemptions. The Company recognizes revenues related to coupon setup fees over time, proportionally, on a per transaction basis, using the number of authorized transactions per insertion order, commencing on the date of the first coupon transaction. Coupon transaction fees are generally determined on a per unit activation or per redemption basis, and are generally billed monthly. Insertion orders generally include a limit on the number of activations, or times consumers may select a coupon.

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

Deferred Revenues

Deferred revenues consist of coupon setup, coupon transaction and digital media fees that are expected to be recognized upon coupon activations, or delivery of media impressions or clicks, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for year ended December 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations of $27.6 million, partially offset by $25.4 million of recognized revenue.

The Company’s payment terms vary by the type and size of its customers. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Disaggregated Revenue

The following table presents the Company’s revenues disaggregated by type of services (in thousands). The majority of the Company’s revenue is generated from sales within the United States.

	Year Ended December 31,
	2019	2018	2017
Promotion	$246,479	$245,493	$237,184
Media	189,681	141,465	84,931
Total Revenue	$436,160	$386,958	$322,115

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

Advertising Expense

Advertising costs are expensed when incurred and are included in sales and marketing expense on the accompanying consolidated statements of operations. The Company incurred $1.6 million, $0.3 million and $1.0 million of advertising costs during the years ended December 31, 2019, 2018 and 2017, respectively. Advertising costs consist primarily of online marketing costs, such as sponsored search, advertising on social networking sites, e-mail marketing campaigns, loyalty programs, and affiliate programs.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

Leases

Topic 842: In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases Topic 842. The guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. Lessees initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The right-of-use asset is measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs.

The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. The Company has elected certain practical expedients, which allows the Company not to reassess (i) whether any expired or existing contracts as of the adoption date are or contain a lease, (ii) lease classification for any expired or existing leases as of the adoption date and (iii) initial direct costs for any existing leases as of the adoption date. The Company has elected to account for lease and non-lease components as a single lease component. In addition, the Company has elected not to recognize right-of-use assets and liabilities for short-term leases with terms of twelve months or less. The adoption of ASU 2016-02 on January 1, 2019, resulted in the recognition of 1) right-of-use assets of $8.5 million, adjusted for deferred rent and lease incentives as of the adoption date, and 2) lease liabilities for operating leases of $11.5 million on its consolidated balance sheet, with no material impact to its consolidated statements of operations and cash flows. Refer to Note 14 for further information regarding the impact of adoption of the standard on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Income Taxes

Topic 740: In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is still analyzing the impacts but does not expect that the future adoption of the new accounting standard will have a material impact on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$124,303	—	—	$124,303
U.S. Treasury Bills	15,120	—	—	15,120
Total	$139,423	$—	$—	$139,423
Liabilities:
Contingent consideration related to acquisitions	—	—	36,220	36,220
Total	$—	$—	$36,220	$36,220

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$142,507	—	—	$142,507
U.S. Treasury Bills	19,689	—	—	19,689
Short-Term investments:
Certificate of deposit	—	20,738	—	20,738
Total	$162,196	$20,738	$—	$182,934
Liabilities:
Contingent consideration related to acquisitions	—	—	28,963	28,963
Total	$—	$—	$28,963	$28,963

The valuation technique used to measure the fair value of money market funds and U.S. Treasury Bills includes using quoted prices in active markets. The money market funds have a fixed net asset value (NAV) of $1.0. The valuation technique to measure the fair value of certificate of deposits included using quoted prices in active markets for similar assets.

The contingent consideration as of December 31, 2019 and 2018 relates to the acquisition of MLW Squared Inc. (“Ahalogy”), Elevaate Ltd. (“Elevaate”) and Ubimo, Ltd. (“Ubimo”). The fair values of contingent consideration are based on the expected achievement of certain financial metrics as defined under the acquisition agreements and was estimated using an option pricing method with significant inputs that are not observable in the market, thus classified as a Level 3 instrument. The inputs included the expected achievement of certain financial metrics over the contingent consideration period, volatility and discount rate. The fair-value of the contingent consideration is classified as a liability and is re-measured each reporting period. Refer to Note 6 for further details related to the acquisition.

The following table represents the change in the contingent consideration (in thousands):

	Ubimo	Elevaate	Ahalogy	Crisp	Shopmium
	Level 3	Level 3	Level 3	Level 3	Level 3	Total
Balance as of December 31, 2016	—	—	—	—	185	185
Addition related to acquisition (initial measurement)	—	—	—	14,800	—	14,800
Change in fair value during the period	—	—	—	3,700	(185)	3,515
Balance as of December 31, 2017	—	—	—	18,500	—	18,500
Addition related to acquisition (initial measurement)	—	6,121	14,582	—	—	20,703
Change in fair value during the period	—	—	8,260	6,000	—	14,260
Payments made during the period	—	—	—	(24,500)	—	(24,500)
Balance as of December 31, 2018	—	6,121	22,842	—	—	28,963
Addition related to acquisition (initial measurement)	5,686	—	—	—	—	5,686
Change in fair value during the period	—	(2,587)	4,158	—	—	1,571
Balance as of December 31, 2019	$5,686	$3,534	$27,000	$—	$—	$36,220

During the years ended December 31, 2019, 2018, and 2017, the Company recorded a charge of $1.6 million, $14.3 million, and $3.5 million, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying consolidated statements of operations.

As of December 31, 2019, the date that Ahalogy’s contingent consideration period ended, Ahalogy earned the full payout of the contingent consideration by achieving certain financial metrics. Accordingly, the Company will pay out $27.0 million during the first quarter of 2020.

During the year ended December 31, 2018, the Company paid $24.5 million related to Crisp’s achievement of financial metrics subject to contingent consideration during the measurement period ending May 31, 2018, and as a result, no liability existed as of December 31, 2018. Out of the total consideration paid, $14.8 million was originally measured and recorded on the acquisition date and $9.7 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the consolidated statements of operations.

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

Fair Value Measurements of Other Financial Instruments

As of December 31, 2019 and 2018, the fair value of the 1.75% convertible senior notes due 2022 was $195.4 million and $187.5 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 9 for additional information related to the Company’s convertible debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

As of December 31, 2019 and December 31, 2018, there were no assets and liabilities that are required to be measured at fair value on a nonrecurring basis.

4. Allowance for Doubtful Accounts

The summary of activities in the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$1,200	$786	$1,338
Additions related to acquisitions	377	32	229
Bad debt expense (recovery)	1,227	509	(655)
Write-offs	(783)	(127)	(126)
Balance at end of period	$2,021	$1,200	$786

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Software	$41,876	$37,987
Computer equipment	25,773	23,986
Leasehold improvements	5,883	8,147
Furniture and fixtures	2,449	2,057
Total	75,981	72,177
Accumulated depreciation and amortization	(63,543)	(59,348)
Projects in process	1,266	2,750
Property and equipment, net	$13,704	$15,579

Depreciation and amortization expense of property and equipment was $7.5 million, $7.2 million and $6.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company capitalized internal use software development costs of $5.8 million, $2.9 million, and $3.8 million during the years ended December 31, 2019, 2018, and 2017, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company had $2.5 million, $1.3 million and $0.6 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense and recorded as cost of revenues. The unamortized capitalized internal use software development costs were $5.8 million and $6.1 million as of December 31, 2019 and 2018, respectively and included as part of software costs.

During the third quarter of 2019, the Company recorded an impairment charge of $3.6 million within general and administrative expenses, on the consolidated statement of operations, related to the impairment of capitalized software development costs based on a decision to discontinue a product that was no longer part of its go-forward strategy.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	December 31,
	2019	2018
Bonus	$5,997	$5,997
Commissions	5,996	4,104
Payroll and related expenses	2,533	1,938
Vacation	706	359
Severance related to restructuring	—	709
Accrued compensation and benefits	$15,232	$13,107

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Distribution fees	$20,360	$15,389
Prefunded liability	5,429	5,131
Traffic acquisition cost	5,278	2,417
Operating lease liabilities	3,168	—
Marketing expenses	2,164	2,416
Liability related to purchased intangible asset	1,000	14,500
Interest payable	282	282
Facility exit costs related to restructuring	—	1,019
Other	12,351	12,101
Other current liabilities	$50,032	$53,255

6. Acquisitions

Acquisition of Ubimo

On November 19, 2019, the Company acquired all outstanding shares of Ubimo, a leading data and media activation company.

The total preliminary acquisition consideration of $20.7 million consisted of $15.0 million in cash and contingent consideration of up to $24.8 million payable in cash with an estimated fair value of $5.7 million as of the acquisition date. The contingent consideration payout is based on Ubimo achieving certain financial metrics between the date of the acquisition through December 31, 2021. The acquisition date fair value was determined using an option pricing model. The fair value of the contingent consideration will be remeasured through earnings every reporting period. Refer to Note 3 for the fair value of contingent consideration at December 31, 2019.

Acquisition of Elevaate

On October 26, 2018, the Company acquired all the outstanding shares of Elevaate, a sponsored search company for retail partners and CPG brands.

The total preliminary acquisition consideration of $13.3 million consisted of $7.2 million in cash and contingent consideration of up to $18.5 million payable in cash with an estimated fair value of $6.1 million as of the acquisition date. The contingent consideration payout is based on Elevaate achieving certain financial metrics between February 1, 2019 through January 31, 2021. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration will be remeasured every reporting period. Refer to Note 3 for the fair value of contingent consideration at December 31, 2019.

Acquisition of SavingStar, Inc.

On August 27, 2018, the Company acquired all the outstanding shares of SavingStar, Inc. (“SavingStar”), a digital promotions company with a CRM platform designed to help brands build and track loyalty programs with their consumers.

The total preliminary acquisition consideration at closing consisted of $7.5 million in cash. In addition, SavingStar may receive potential contingent consideration of up to $10.6 million payable in all cash, subject to achieving certain financial metrics between closing through February 29, 2020. At the date of acquisition, the contingent consideration’s fair value was determined to be zero using an option pricing model. The fair value of the contingent consideration is remeasured every reporting period and remains zero as of December 31, 2019.

Acquisition of Ahalogy

On June 1, 2018, the Company acquired all the outstanding shares of Ahalogy, an influencer marketing firm that delivers premium content across social media channels for CPG brands. The acquisition enhances the Company’s performance media solutions for CPGs and retailers, adding social media expertise and a roster of influencers.

The total preliminary acquisition consideration of $36.4 million consisted of $21.8 million in cash and contingent consideration of up to $30.0 million payable in all cash with an estimated fair value of $14.6 million as of the acquisition date. The contingent consideration payout is based on Ahalogy achieving certain financial metrics between closing through December 31, 2019. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration is remeasured every reporting period. As of December 31, 2019, the date that the contingent consideration period ended, Ahalogy earned the full payout of the contingent consideration by achieving certain financial metrics. Accordingly, the Company has recorded liabilities of $27.0 million in contingent consideration related to acquisitions and $3.0 million in other current liabilities, related to certain bonuses, on the accompanying consolidated balance sheets. Refer to Note 3 for the fair value of contingent consideration at December 31, 2019.

Acquisition of Crisp

On May 31, 2017, the Company acquired all the outstanding shares of Crisp, a mobile marketing and advertising company delivering shopper marketing media campaigns for CPGs and retailers. Crisp’s mobile media expertise complements the Company’s proprietary shopper data, retail network and existing promotions and media offerings.

The total acquisition consideration of $51.9 million consisted of $24.1 million in cash, 1,177,927 shares of the Company’s common stock with a fair value of $13.0 million or $11.00 per share, and contingent consideration of up to $24.5 million payable in cash with a fair value of $14.8 million, as of the acquisition date. The contingent consideration payout is based on Crisp achieving certain financial metrics over a period of one year after closing. The acquisition date fair value of the contingent consideration was determined by using an option pricing method. The fair value of the contingent consideration is remeasured every reporting period. The Company recorded a charge of $9.7 million since the acquisition date, related to the changes in fair value of Crisp contingent consideration due to an increase in expected achievement of certain financial metrics over the contingent consideration period. As of May 31, 2018, the date that the contingent consideration period ended, Crisp earned the full payout of the contingent consideration by achieving certain financial metrics and the Company paid out $24.5 million during the year ended December 31, 2018, and as a result, no liability exists as of December 31, 2018. Of the total $24.5 million, $14.8 million is classified as a financing outflow and the remaining $9.7 million is classified as an operating outflow. Refer to Note 3 for the final fair value remeasurement of contingent consideration as of May 31, 2018.

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

For each of these acquisitions, the fair value of the consideration transferred and the assets acquired and liabilities assumed was determined by the Company and in doing so management engaged a third-party valuation specialist to measure the fair value of identifiable intangible assets and obligations related to deferred revenue and contingent consideration. The estimated fair value of the identifiable assets acquired and liabilities assumed in the relevant acquisition is based on management’s best estimates. As the Company finalizes certain valuation assumptions, the provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to the acquisition of Ubimo are subject to change and the final purchase price accounting could be different from the amounts presented herein.

Assets acquired and liabilities assumed were recorded at their fair values as of the respective acquisition dates. The following table summarizes the consideration paid for each acquisition and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	Acquisition Related Expenses (1)
Ubimo	$20,740	$384	$10,750	$9,606	Not Deductible	$579
Elevaate	$13,346	$(60)	$3,781	$9,625	Not Deductible	$549
SavingStar	$7,485	$(1,126)	$2,577	$6,034	Not Deductible	$556
Ahalogy	$36,432	$2,196	$11,580	$22,656	Not Deductible	$684
Crisp	$51,904	$5,893	$9,400	$36,611	Not Deductible	$1,504
	$129,907	$7,287	$38,088	$84,532		$3,872

(1)	Expensed as general and administrative

The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions: (in thousands):

	Ubimo	Estimated Useful Life (in Years)	Elevaate	Estimated Useful Life (in Years)	SavingStar	Estimated Useful Life (in Years)	Ahalogy	Estimated Useful Life (in Years)	Crisp	Estimated Useful Life (in Years)
Developed technologies	$7,100	4.0	$3,307	5.0	$1,476	3.0	$3,100	4.0	$5,000	4.0
Customer relationships	3,400	2.0	379	5.0	1,040	3.0	6,210	6.0	2,800	7.0
Trade names	250	4.0	95	3.0	61	1.5	650	4.0	1,600	4.0
Vendor relationships	—	—	—	—	—	—	1,620	2.0	—	—
Total identifiable intangible assets	$10,750		$3,781		$2,577		$11,580		$9,400

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
7. Goodwill and Intangible Assets

Goodwill:

Goodwill represents the excess of the consideration paid over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The changes in the carrying value of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2017	$80,506
Acquisition of Ahalogy	22,656
Acquisition of SavingStar	6,034
Acquisition of Elevaate	9,625
Balance as of December 31, 2018	118,821
Acquisition of Ubimo	9,606
Balance as of December 31, 2019	$128,427

Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	December 31, 2019
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,684	$(16,098)	$18,586	2.2
Promotion service rights	30,548	(10,682)	19,866	3.6
Developed technologies	27,170	(12,790)	14,380	3.2
Customer relationships	22,690	(12,267)	10,423	3.3
Data access rights	10,801	(6,415)	4,386	2.3
Domain names	5,948	(5,540)	408	0.8
Trade names	2,823	(1,560)	1,263	2.2
Vendor relationships	2,510	(2,172)	338	0.4
Patents	975	(873)	102	2.8
Registered users	420	(420)	—	0.0
	$138,569	$(68,817)	$69,752	3.0

	December 31, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,476	$(6,838)	$27,638	3.2
Promotion service rights	29,492	(7,248)	22,244	5.1
Developed technologies	20,070	(8,353)	11,717	3.2
Customer relationships	19,290	(9,145)	10,145	4.5
Data access rights	10,801	(4,544)	6,257	3.3
Domain names	5,948	(5,260)	688	0.5
Trade names	2,573	(923)	1,650	2.7
Vendor relationships	2,510	(1,364)	1,146	1.4
Patents	975	(821)	154	3.6
Registered users	420	(335)	85	1.0
	$126,555	$(44,831)	$81,724	3.7

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

The consideration for such services and data rights aggregated to $39.6 million based on the fair value of 3,000,000 shares of the Company’s common stock at the date of entering into the Agreement. Out of the 3,000,000 shares issued, 1,000,000 shares were issued within five business days of execution of the Agreement and 2,000,000 shares are held in escrow and was released in two equal installments, within 15 business days following the years ending December 31, 2017 and 2018. The fair value of the shares held in escrow was recorded in additional paid in capital and is subject to re-measurement until released from escrow. During the years ended December 31, 2018, 2017 and 2016, the Company recorded a gain of $1.1 million, a loss of $2.0 million, and a gain of $4.9 million, respectively, due to the change in the Company’s stock price with a corresponding adjustment into additional paid in capital. Gains and losses as a result of the changes in the fair value of the shares that are being held in escrow are included in change in fair value of escrowed shares and contingent consideration, net on the accompanying consolidated statement of operations. At December 31, 2018 and 2017, the contingencies for the release of each respective installment of 1,000,000 shares held in escrow have been met. During the year ended December 31, 2018, the initial installment of 1,000,000 shares was released from escrow. Subsequent to December 31, 2018, the remaining installment of 1,000,000 shares was released from escrow.

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

In October 2018, the Company entered into an agreement which provides the Company with, amongst other things, certain exclusive media service rights for up to four years in exchange for $15.0 million cash consideration with 50% due upon execution and the remaining 50% due in January 2019. The second installment of $7.5 million was included in other current liabilities in the accompanying consolidated balance sheets as of December 31, 2018. The total consideration, as well as capitalized transaction costs of $0.1 million, were recorded as media service rights intangible asset, and is being amortized on a straight-line basis over its estimated useful life in cost of revenues on the accompanying consolidated statement of operations. The agreement includes provisions for additional cash consideration, up to a total of $5.0 million, if certain contingencies are resolved within a two-year expiration period from the effective date of the agreement. If any of the contingencies are resolved in the future, the Company will account for such cash payments in a consistent manner as the initial intangible asset and amortized over the remaining useful life. As of December 31, 2019, none of the contingencies were resolved, as such, no additional payments were made.

In December 2018, the Company entered into an agreement which provides the Company with certain exclusive in-lane printing promotion service rights in exchange for $8.0 million cash consideration, of which $7.0 million was due upon entering into the agreement and $1.0 million was due upon launch of services. During the years ended December 31, 2019 and 2018, the cash consideration of $7.0 million and $1.0 million, respectively, was recorded as an intangible asset with a corresponding charge to other current liabilities. As of December 31, 2019 and 2018, the $1.0 million and $7.0 million was included in other current liabilities in the accompanying consolidated balance sheets. The total cash consideration including any capitalized transaction costs is amortized on a straight-line basis beginning the launch date over its estimated useful life in cost of revenues on the accompanying consolidated statement of operations.

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $24.0 million, $17.8 million and $10.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated future amortization expense related to intangible assets as of December 31, 2019 is as follows (in thousands):

Total
2020	$27,529
2021	21,001
2022	13,419
2023	6,642
2024	809
Thereafter	—
Total estimated amortization expense	$69,400

As of December 31, 2019 and 2018, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

8. Restructuring Charges

The Company has carried out certain restructuring activities to further drive operational efficiencies and to align its resources with its business strategies. Restructuring charges include facility exit costs related to future contractual lease payments recorded in general and administrative expense on the consolidated statements of operations and severance and benefit costs related to headcount reduction recorded on the consolidated statement of operations based on the impacted employees function. During the years ended December 31, 2019, 2018, and 2017, the Company recognized restructuring expense of $4.3 million, $4.4 million, and $3.4, respectively.

As of December 31, 2019 and 2018, the Company has restructuring accruals of zero and $1.7 million, respectively, primarily related to facility exit costs, which is included in other current liabilities and other non-current liabilities on the consolidated balance sheets, and severance, which is included in accrued compensation and benefits on the consolidated balance sheets.

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

The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the consolidated balance sheets was as follows (in thousands):

	December 31, 2019	December 31, 2018
Principal	$200,000	$200,000
Unamortized debt discount	(31,132)	(40,650)
Unamortized debt issuance costs	(2,711)	(3,631)
Net carrying amount of the liability component	$166,157	$155,719

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of December 31, 2019 and 2018.

The following table sets forth the interest expense related to the notes recognized in interest expense on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Contractual interest expense	$3,500	$3,500	$406
Amortization of debt discount	9,518	8,981	1,039
Amortization of debt issuance costs	921	917	109
Total interest expense related to the Notes	$13,939	$13,398	$1,554

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

Stock Options

The fair value of each option was estimated using Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected life (in years)	6.02 - 6.08	6.02	5.50 - 6.25
Risk-free interest rate	1.42% - 2.66%	2.66%	1.87% - 2.14%
Volatility	50%	50%	50%
Dividend yield	—	—	—

The weighted-average grant-date fair value of options granted was $4.33, $6.59 and $6.33 per share during the years ended December 31, 2019, 2018 and 2017, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSUs award activity under the Plans is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2016	3,424,730	7,746,067	$8.83	6.12	$30,507	5,504,084	$12.02
Increase in shares authorized	3,542,416	—	—	—	—	—	—
Options granted	(1,319,680)	1,319,680	$12.76	—	—	—	—
Options exercised	—	(1,435,484)	$4.32	—	$10,768	—	—
Options canceled or expired	218,035	(218,035)	$10.34	—	—	—	—
RSUs and PSUs granted	(2,517,721)	—	—	—	—	2,517,721	$12.04
RSUs released	—	—	—	—	—	(2,040,504)	$12.20
RSUs canceled or expired	787,009	—	—	—	—	(787,009)	$11.47
RSUs vested and withheld for taxes	290,366	—	—	—	—	—	—
Balance as of December 31, 2017	4,425,155	7,412,228	$10.36	6.09	$25,415	5,194,292	$12.26
Increase in shares authorized	3,727,989	—	—	—	—	—	—
Options granted	(801,000)	801,000	$13.10	—	—	—	—
Options exercised	—	(1,329,361)	$3.03	—	$13,821	—	—
Options canceled or expired	261,861	(261,861)	$11.38	—	—	—	—
RSUs granted	(2,838,879)	—	—	—	—	2,838,879	$13.12
RSUs released	—	—	—	—	—	(2,287,045)	$12.97
RSUs canceled or expired	841,965	—	—	—	—	(841,965)	$11.99
RSUs vested and withheld for taxes	880,262	—	—	—	—	—	—
Balance as of December 31, 2018	6,497,353	6,622,006	$12.12	5.96	$9,987	4,904,161	$12.48
Increase in shares authorized	3,799,808	—	—	—	—	—	—
Options granted	(2,799,855)	2,799,855	$8.74	—	—	—	—
Options exercised	—	(433,762)	$5.39	—	$2,406	—	—
Options canceled or expired	387,658	(387,658)	$11.37	—	—	—	—
RSUs granted	(4,015,504)	—	—	—	—	4,015,504	$9.49
RSUs released	—	—	—	—	—	(2,735,184)	$11.79
RSUs canceled or expired	1,161,806	—	—	—	—	(1,161,806)	$11.67
RSUs vested and withheld for taxes	1,004,914	—	—	—	—	—	—
Balance as of December 31, 2019	6,036,180	8,600,441	$11.40	5.16	$8,811	5,022,675	$10.66
Vested and exercisable as of December 31, 2019		5,558,366	$12.48	3.78	$5,488

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $6.3 million, $6.7 million and $6.6 million, respectively.

Additional information for options outstanding and exercisable as of December 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual Term	Exercise	Number of	Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price
$3.68 - $8.51	2,740,248	6.19	$7.21	1,571,379	$7.09
$8.65 - $9.96	2,439,585	5.44	9.27	1,180,339	8.92
$10.53 - $13.10	1,850,817	4.65	12.75	1,236,857	12.66
$13.19 - $16.25	769,791	3.15	15.63	769,791	15.63
$25.00	800,000	3.87	$25.00	800,000	$25.00
	8,600,441			5,558,366

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

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected life (in years)	0.50	0.50	0.50
Risk-free interest rate	1.59% - 2.50%	1.42% - 2.50%	0.62% - 1.42%
Volatility	35% - 55%	35 - 40%	40% - 50%
Dividend yield	—	—	—

During the year ended December 31, 2019, a total of 1,450,236 shares of common stock were issued under the 2013 Employee Stock Purchase Plan (“ESPP”), since inception of the plan. As of December 31, 2019, a total of 1,749,764 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs, and ESPP included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenues	$2,193	$2,315	$2,000
Sales and marketing	6,812	6,596	6,621
Research and development	4,804	6,137	7,949
General and administrative	18,328	16,338	15,682
Total stock-based compensation expense	$32,137	$31,386	$32,252

During the years ended December 31, 2019, 2018, and 2017 the Company capitalized stock-based compensation cost of $0.5 million, $0.1 million, and $0.3 million, respectively, in projects in process as part of property and equipment, net on the accompanying consolidated balance sheets.

As of December 31, 2019, there was $60.3 million unrecognized stock-based compensation expense of which $13.9 million is related to stock options and ESPP and $46.4 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of December 31, 2019 will be amortized over a weighted-average period of 2.87 years. The total unrecognized stock-based compensation expense related to RSUs as of December 31, 2019 will be amortized over a weighted-average period of 2.69 years.

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

Common Stock Repurchases

The Board of Directors has approved programs for the Company to repurchase shares of its common stock. During May 2019, the 2018 repurchase program (the “2018 Program”) expired. In April 2019, the Company’s Board of Directors authorized a one-year share repurchase program (the “May 2019 Program”) for the Company to repurchase up to $60.0 million of its common stock from May 2019 through May 2020. In August 2019, the Company’s Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for the Company to repurchase up to $50.0 million of its common stock from August 2019 through August 2020. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed.

During the year ended December 31, 2019, the Company repurchased and retired 8,088,993 shares of its common stock for an aggregate value of $85.5 million under the 2018 Program and May 2019 Program. As of December 31, 2019, $50.0 million remained available for repurchases under the August 2019 Program. The Company accounted for the retirement of treasury stock by allocating the excess repurchase price over par value of the repurchased shares between additional paid-in capital and accumulated deficit. When the repurchase price of the shares repurchased is greater than the original issue proceeds, the excess is charged to accumulated deficit.

12. Income Taxes

The components of the Company’s loss before provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$39,102	$26,813	$12,770
Foreign	(2,705)	1,023	3,009
Total	$36,397	$27,836	$15,779

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(14)	$—	$—
State	219	147	4
Foreign	342	390	173
Total current income tax expense	547	537	177
Deferred:
Federal	93	120	(673)
State	39	102	84
Foreign	(19)	(277)	(290)
Total deferred income tax expense (benefit)	113	(55)	(879)
Total	$660	$482	$(702)

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal tax	(21.00%)	(21.00%)	(34.00%)
State income tax, net of federal tax benefit	0.70%	0.91%	0.56%
Tax credits	(2.20%)	(4.55%)	(8.29%)
Stock-based compensation	2.42%	0.44%	(0.54%)
Foreign income taxes at other than U.S. rates	(0.92%)	(0.85%)	5.74%
Acquisition related costs	0.43%	1.10%	1.66%
Contingent consideration related to acquisitions	2.35%	10.90%	12.28%
162(m)	3.73%	1.31%	—
GILTI Inclusion	1.05%	—	—
Other	1.26%	1.69%	2.93%
Tax Cuts and Jobs Act	—	—	175.93%
Valuation allowance, net	13.96%	11.82%	(160.72%)
Effective tax rate	1.78%	1.77%	(4.45%)

The Company recorded a provision for income taxes of $0.7 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively, and a benefit from income taxes of $0.7 million for the year ended December 31, 2017. The provision for income taxes for the year ended December 31, 2019 and 2018 was primarily attributable to the impact of the indefinite lived deferred tax liabilities related to tax deductible goodwill, change in the geographical mix of earnings in foreign jurisdictions and state taxes. The benefit from income taxes for the year ended December 31, 2017 was primarily attributable to the impact of the re-measurement of certain indefinite lived deferred tax liabilities related to tax deductible goodwill as a result of the Tax Act.

As a result of meeting certain employment and capital investment actions under Section 10AA of the Indian Income Tax Act, the Company’s Indian subsidiary is wholly exempt from income tax for tax years beginning April 1, 2014 through March 31, 2019 and partially exempt from income tax for tax years beginning April 1, 2019 through March 31, 2024.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Credits and net operating loss carryforward	$107,163	$100,326
Accrued compensation	174	240
Deferred revenues	199	246
Stock-based compensation	6,819	6,811
Property and equipment	79	391
Purchased intangible assets	38	—
Operating lease	1,969	—
Other deferred tax assets	1,056	1,533
Total deferred tax assets	117,497	109,547
Valuation allowance	(107,161)	(95,301)

Deferred tax liabilities:
Basis difference on purchased intangible assets	3,308	6,211
Operating lease	1,297	—
Other deferred tax liabilities	7,668	9,889
Total deferred tax liabilities	12,273	16,100
Net deferred tax liabilities	$(1,937)	$(1,854)

Other deferred tax assets and liabilities are primarily comprised of the tax effects of accounts receivable reserves, sales allowances, deferred rent, and other miscellaneous accruals. As of December 31, 2019 and 2018, the Company had gross deferred tax assets of $117.5 million and $109.6 million, respectively. The Company also had deferred tax liabilities of $12.3 million and $16.1 million as of December 31, 2019 and 2018, respectively. Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which is uncertain. Based on the available objective evidence, and historical operating performance, management believes that it is more likely than not that all U.S. and certain foreign deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset with a valuation allowance. The net valuation allowance increased by approximately $11.9 million and $10.7 million for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $285.9 million which will begin to expire in the year 2020. The Company had state net and foreign operating loss carryforwards of approximately $268.1 million and $24.8 million, respectively. As of December 31, 2019, the Company has research credit carryforwards for federal income tax purposes of approximately $16.0 million which will begin to expire in the year 2032. The Company also had state net research credit carryforwards for income tax purposes of approximately $18.3 million which can be carried forward indefinitely. The Company also had MAT credit carry forwards for Indian income tax purposes of approximately $0.7 million which will begin to expire in the year 2030.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefit - beginning balance	$8,217	$7,527	$6,447
Increases for tax positions taken in prior years	—	—	16
Decreases for tax positions taken in prior years	—	(242)	—
Increases for tax positions taken in current year	623	932	1,064
Unrecognized tax benefit - ending balance	$8,840	$8,217	$7,527

The unrecognized tax benefits, if recognized, would not impact the Company's effective tax rate as the recognition of these tax benefits would be offset by changes in the Company's valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions. Due to the Company’s historical loss position, all tax years from inception through December 31, 2019 remain open due to unutilized net operating losses.

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

13. Net Income (Loss) per Share

Net Loss per Share Attributable to Common Stockholders

The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net loss	$(37,057)	$(28,318)	$(15,077)

Weighted-average number of shares used to compute net loss per share, basic and diluted	91,163	93,676	89,505

Net loss per share, basic and diluted	$(0.41)	$(0.30)	$(0.17)

Basic and diluted net loss per share is the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options and ESPP	8,642	6,664	7,465
Restricted stock units	5,023	4,904	5,194
Shares held in escrow	—	—	1,000
Shares related to convertible senior notes	11,521	11,521	11,521
	25,186	23,089	25,180

14. Leases

The Company has entered into operating leases primarily for office facilities. These leases have terms which typically range from 1 year to 5 years, and often include options to renew. These renewal terms can extend the lease term up to 6 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. Effective January 1, 2019, these operating leases are included as right-of-use assets in other assets on the consolidated balance sheets, as a result of the adoption of the new leasing standard as discussed under Note 2 to the consolidated financial statements, and represent the Company’s right to use the underlying asset for the lease term. The present value of the Company’s obligation to make lease payments are included in other current liabilities and other non-current liabilities on the consolidated balance sheets.

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

The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of December 31, 2019, the Company’s lease commitment of $5.8 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the consolidated financial statements.

All operating lease expense is recognized on a straight-line basis over the lease term. During the year ended December 31, 2019, the Company recognized $3.8 million in total lease costs, which is comprised of $3.3 million in operating lease costs for right-of-use assets and $0.5 million in short-term lease costs related to short-term operating leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for office facilities which may contain lease and non-lease components which it has elected to be treated as a single lease component due to the accounting policy election as discussed under Note 2 to the consolidated financial statements.

Supplemental cash flow information related to operating leases was as follows (in thousands):

Year Ended December 31,
2019
Cash paid for operating lease liabilities	$5,581
Right-of-use assets obtained in exchange for lease obligations	14,287

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

December 31, 2019
Operating right-of-use assets reported as:
Other assets	$7,211

Operating lease liabilities reported as:
Other current liabilities	$3,168
Other non-current liabilities	6,692
Total operating lease liabilities	$9,860

Weighted average remaining lease term (in years)	3.9
Weighted average discount rate	7.9%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2020	$3,836
2021	2,216
2022	1,905
2023	1,896
2024	1,228
2025 and thereafter	556
Total lease payments	$11,637

Less: Imputed Interest	(1,777)
Total	$9,860

As of December 31, 2019, we entered into an additional operating lease that has not yet commenced of $1.1 million, and that is not yet recorded on our consolidated balance sheets. The operating lease will commence in the fiscal year 2020 through 2025.

Supplemental Information for Comparative Periods

As of December 31, 2018, prior to the adoption of Topic 842, the Company’s unconditional purchase commitments and minimum payments under its non-cancelable operating and capital leases were as follows (in thousands):

	Operating Leases	Capital Leases
2019	$5,850	$39
2020	3,561	39
2021	1,501	12
2022	1,542	—
2023	1,563	—
2024 and thereafter	1,018	—
Total minimum payments	$15,035	$90

Less: Amount representing interest		8
Present value of capital lease obligations		82
Less: Current portion		34
Capital lease obligation, net of current portion		$48

15. Commitments and Contingencies

Purchase Obligations

The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $37.5 million as of December 31, 2019.

Promissory Note

In January 2017, the Company entered into a promissory note agreement with a lender to finance the purchase of computer equipment for $0.8 million to be paid in quarterly installments over three years. As of December 31, 2019, the Company had a remaining balance of $0.1 million under the agreement, which is included in other current liabilities on the consolidated balance sheets.

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

The Company believes that liabilities associated with any claims are remote, therefore the Company has not recorded any accrual for claims as of December 31, 2019 and 2018. The Company expenses legal fees in the period in which they are incurred.

16. Employee Benefit Plan

The Company maintains a defined-contribution plan in United States that is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests fully after four years of continuous employment. The Company’s matching contribution expense was $1.7 million, $1.9 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

17. Concentrations

As of December 31, 2019, there was no customer with an accounts receivable balance greater than 10% of total accounts receivable. As of December 31, 2018, there was one customer with an accounts receivable balance greater than 10% of total accounts receivable.

For the year ended December 31, 2019, there was one customer that accounted for revenues greater than 10% of total revenues. For the years ended December 31, 2018 and 2017, there was no customer that accounted for revenues greater than 10% of total revenues.

18. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these consolidated financial statements taken as a whole.

19. Selected Quarterly Financial Data (Unaudited)

The following tables set forth our quarterly unaudited consolidated statements of operations for each of the eight quarters in the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	Year Ended December 31, 2019				Year Ended December 31, 2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenues	$118,532	$114,830	$104,691	$98,107	$107,056	$103,591	$89,545	$86,766
Costs and expenses:
Cost of revenues	72,219	70,458	64,106	56,823	60,935	57,073	47,769	40,453
Sales and marketing	27,541	24,310	23,870	25,523	22,944	22,782	20,530	23,830
Research and development	10,771	9,236	8,699	10,370	10,151	11,974	12,122	12,626
General and administrative	14,227	17,643	12,835	13,623	14,311	12,574	11,528	11,392
Change in fair value of escrowed shares and contingent consideration, net	519	999	(3,009)	3,062	1,148	4,692	—	7,350
Total cost and expenses	125,277	122,646	106,501	109,401	109,489	109,095	91,949	95,651
Loss from operations	(6,745)	(7,816)	(1,810)	(11,294)	(2,433)	(5,504)	(2,404)	(8,885)
Interest expense	(3,539)	(3,507)	(3,470)	(3,439)	(3,404)	(3,373)	(3,326)	(3,308)
Other income (expense), net	1,009	1,175	1,508	1,531	1,326	1,267	1,270	938
Loss before income taxes	(9,275)	(10,148)	(3,772)	(13,202)	(4,511)	(7,610)	(4,460)	(11,255)
Provision for (benefit from) income taxes	285	215	134	26	(15)	195	200	102
Net loss	$(9,560)	$(10,363)	$(3,906)	$(13,228)	$(4,496)	$(7,805)	$(4,660)	$(11,357)
Net loss per share:
Basic	$(0.11)	$(0.12)	$(0.04)	$(0.14)	$(0.05)	$(0.08)	$(0.05)	$(0.12)
Diluted	$(0.11)	$(0.12)	$(0.04)	$(0.14)	$(0.05)	$(0.08)	$(0.05)	$(0.12)
Weighted-average number of common shares used in computing net loss per share:
Basic	89,123	88,789	92,558	94,263	94,262	94,066	93,643	92,711
Diluted	89,123	88,789	92,558	94,263	94,262	94,066	93,643	92,711

20. Subsequent Events

On February 28, 2020, the Company entered into an Office Lease (“Lease”) with DW CAL HOWARD, LLC, a Delaware Limited Liability Company, for office facilities located in San Francisco, California. The lease term is approximately ten years for approximately 15,607 rentable square feet. The total minimum future monthly rental payments for the lease is $16.3 million. A complete copy of the Lease is filed herewith as part of this Annual Report on Form 10-K.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our CEO and CFO concluded that as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting, as stated in their attestation report, which is included in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

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

3.	Exhibits

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	3/11/2016

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/6/2015

4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	2/25/2014

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	1/31/2014

4.3	Indenture, dated November 17, 2017, between Quotient Technology, Inc. and U.S. Bank National Association	8-K	001-36331	4.1	11/17/2017

4.4	Form of 1.75% Convertible Senior Note due 2022 (included in Exhibit 4.3)	8-K	001-36331	4.1	11/17/2017

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1†	Form of Indemnification Agreement for directors and officers.	S-1/A	333-193692	10.1	2/14/2014

10.2†	2000 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.2	1/31/2014

10.3†	2006 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.3	1/31/2014

10.4†	2013 Equity Incentive Plan.	S-1	333-193692	10.4	1/31/2014

10.5†	Form of Restricted Stock Unit Agreement	10-Q	001-36331	10.6	11/8/2016

10.6†	Form of Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	001-36331	10.1	11/3/2017

10.7†	Form of Option Agreement for Employees	10-Q	001-36331	10.7	11/8/2016

10.8†	Form of Option Agreement for Non-Employee Directors	10-Q	001-36331	10.8	11/8/2016

10.9†	Notice of Grant of Restricted Stock Units for Employees	10-Q	001-36331	10.1	11/9/2018

10.10†	Notice of Grant of Restricted Stock Units for Non-Employee Directors – Initial Award	10-Q	001-36331	10.2	11/3/2017

10.11†	Notice of Grant of Restricted Stock Units for Non-Employee Directors – Annual Grant	10-Q	001-36331	10.3	11/3/2017

10.12†	Amended and Restated 2013 Employee Stock Purchase Plan, dated April 25, 2017	10-Q	001-36331	10.1	5/5/2017

10.13†	Executive Bonus Plan	S-1	333-193692	10.9	2/25/2014

10.14†	Employment Offer Letter between the Registrant and Mir Aamir, dated February 18, 2014.	S-1/A	333-193692	10.6	2/25/2014

10.15†	Mir Aamir Consulting Agreement, dated August 27, 2019	10-Q	001-36331	10.1	11/8/2019

10.16†	Offer Letter of Employment with Ronald J. Fior, dated July 25, 2016	10-Q	001-36331	10.2	11/8/2016

10.17†	Offer Letter of Employment with Scott Raskin, dated August 5, 2019	10-Q	001-36331	10.2	11/8/2019

10.18†	Offer Letter of Employment with Pam Strayer, dated October 31, 2019					X

10.19†	Transition Agreement, by and between the Registrant and Richard Hornstein, dated January 4, 2016.	10-K	001-36331	10.8	3/11/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20†	Change of Control Severance Agreement with Steven R. Boal, dated August 2, 2016	10-Q	001-36331	10.3	11/8/2016

10.21†	Change of Control Severance Agreement with Mir Aamir, dated August 2, 2016	10-Q	001-36331	10.4	11/8/2016

10.22†	Change of Control Severance Agreement with Ronald J. Fior, dated August 2, 2016	10-Q	001-36331	10.1	8/9/2019

10.23†	Change of Control Severance Agreement with Jason Young, dated May 2, 2017	10-Q	001-36331	10.2	8/9/2019

10.24†	Change of Control Severance Agreement with Chad Summe, dated January 1, 2018	10-K	001-36331	10.21	2/27/2019

10.25†	Change of Control Severance Agreement with Scott Raskin, dated August 5, 2019	10-Q	001-36331	10.3	11/8/2019

10.26†	Change of Control Severance Agreement with Pam Strayer, dated November 11, 2019					X

10.27†	Form of Amendment to Change of Control	10-Q	001-36331	10.3	8/9/2019

10.28	Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, successor in interest to Divco West Real Estate Services, Inc., dated August 11, 2006.	S-1	333-193692	10.14	1/31/2014

10.29	Amendment No. 1 to Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, dated March 19, 2009.	S-1	333-193692	10.15	1/31/2014

10.30	Amendment No. 2 to Lease Agreement by and between the Registrant and 400 Logue LLC, dated February 25, 2015.	10-K	001-36331	10.15	3/19/2015

10.31	Office Lease Mountain View Technology Park by and between Registrant and BP MV Technology Park LLC., dated December 22, 2010.	S-1	333-193692	10.16	1/31/2014

10.32	Amendment No. 1 to Office Lease Mountain View Technology Park by and between Registrant and BP MV Technology Park LLC., dated May 31, 2012.	S-1	333-193692	10.17	1/31/2014

10.33	Amendment No. 2 to Office Lease Mountain View Technology Park by and between Registrant and GOOGLE INC. successor in interest to BP MV Technology Park LLC., dated July 1, 2016.	10-Q	333-193692	10.1	8/8/2016

10.34	Office Lease by and between Registrant and DW CAL 301 Howard LLC, dated February 12, 2020.					X

10.35	Agreement and Plan of Merger by and among Quotient Technology Inc., Carrot Merger Sub, Inc., Crisp Media, Inc., and Shareholder Representative Services LLC, as Securityholder Representative, dated May 2, 2017	10-Q	001-36331	10.1	8/4/2017

10.36	Purchase Agreement, dated as of November 14, 2017, Between Quotient Technology Inc. and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule I thereto	8-K	001-36331	10.1	11/17/2017

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (Included on the signature page to this report).					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

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

X

101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

†	Indicates a management contract or compensatory plan or arrangement.
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

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quotient Technology Inc.

Date: February 28, 2020	By:	/s/ Steven Boal
Steven Boal
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven Boal, Pamela Strayer and Connie Chen, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Boal	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
Steven Boal

/s/ Pamela Strayer	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2020
Pamela Strayer

/s/ Andrew J. Gessow	Director	February 28, 2020
Andrew J. Gessow

/s/ Steve Horowitz	Director	February 28, 2020
Steve Horowitz

/s/ Robert McDonald	Director	February 28, 2020
Robert McDonald

/s/ Michelle McKenna	Director	February 28, 2020
Michelle McKenna

/s/ David Oppenheimer	Director	February 28, 2020
David Oppenheimer

/s/ Christy Wyatt	Director	February 28, 2020
Christy Wyatt