Form 10-Q
period 2020-03-31
Quotient Technology Inc.
filed 2020-05-06
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 89,949,596 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$196,798	$224,764
Accounts receivable, net of allowance for credit losses of $2,043 and $2,021 at March 31, 2020 and December 31, 2019, respectively	108,835	125,304
Prepaid expenses and other current assets	21,878	22,026
Total current assets	327,511	372,094
Property and equipment, net	14,319	13,704
Intangible assets, net	62,511	69,752
Goodwill	128,427	128,427
Other assets	7,438	7,961
Total assets	$540,206	$591,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,478	$19,116
Accrued compensation and benefits	9,559	15,232
Other current liabilities	43,765	50,032
Deferred revenues	12,086	10,903
Contingent consideration related to acquisitions	—	27,000
Total current liabilities	78,888	122,283
Other non-current liabilities	6,765	7,119
Contingent consideration related to acquisitions	9,680	9,220
Convertible senior notes, net	168,855	166,157
Deferred tax liabilities	1,937	1,937
Total liabilities	266,125	306,716
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 89,845,169 and 89,371,199 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	676,877	671,060
Accumulated other comprehensive loss	(1,149)	(916)
Accumulated deficit	(401,648)	(384,923)
Total stockholders’ equity	274,081	285,222
Total liabilities and stockholders’ equity	$540,206	$591,938

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$98,787	$98,107
Costs and expenses:
Cost of revenues	61,111	56,823
Sales and marketing	25,034	25,523
Research and development	10,593	10,370
General and administrative	15,090	13,623
Change in fair value of contingent consideration	460	3,062
Total costs and expenses	112,288	109,401
Loss from operations	(13,501)	(11,294)
Interest expense	(3,574)	(3,439)
Other income (expense), net	580	1,531
Loss before income taxes	(16,495)	(13,202)
Provision for income taxes	230	26
Net loss	$(16,725)	$(13,228)
Net loss per share, basic and diluted	$(0.19)	$(0.14)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	89,638	94,263

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(16,725)	$(13,228)
Other comprehensive income (loss):
Foreign currency translation adjustments	(233)	30
Comprehensive loss	$(16,958)	$(13,198)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Total stockholders' equity, beginning balances	$285,222	$380,087

Common stock and additional paid-in capital:
Beginning balances	$671,061	$703,023
Stock-based compensation	7,661	8,102
Exercise of employee stock options	468	1,443
Payments for taxes related to net share settlement of equity awards	(2,312)	(4,651)
Retirement of treasury stock	—	(18,107)
Ending balance	$676,878	$689,810

Treasury stock:
Beginning balances	$—	$—
Repurchase of common stock	—	(25,162)
Retirement of treasury stock	—	25,162
Ending balance	$—	$—

Accumulated other comprehensive loss:
Beginning balances	$(916)	$(844)
Other comprehensive income (loss)	(233)	30
Ending balance	$(1,149)	$(814)

Accumulated deficit:
Beginning balances	$(384,923)	$(322,093)
Retirement of treasury stock	—	(7,055)
Net loss	(16,725)	(13,228)
Ending balance	$(401,648)	$(342,376)

Total stockholders' equity, ending balances	$274,081	$346,620

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,725)	$(13,228)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,886	7,722
Stock-based compensation	7,526	8,048
Amortization of debt discount and issuance cost	2,698	2,558
Allowance for credit losses	217	132
Deferred income taxes	230	25
Change in fair value of contingent consideration	460	3,062
Other non-cash expenses	726	3
Changes in operating assets and liabilities:
Accounts receivable	16,252	3,652
Prepaid expenses and other current assets	(128)	(791)
Accounts payable and other current liabilities	(9,111)	2,418
Payments for contingent consideration and bonuses	(15,418)	—
Accrued compensation and benefits	(5,694)	(5,004)
Deferred revenues	1,183	1,121
Net cash (used in) provided by operating activities	(8,898)	9,718

Cash flows from investing activities:
Purchases of property and equipment	(2,488)	(1,994)
Purchase of intangible assets	—	(14,611)
Proceeds from maturities of short-term investment	—	20,738
Net cash (used in) provided by investing activities	(2,488)	4,133

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	468	1,443
Payments for taxes related to net share settlement of equity awards	(2,312)	(4,651)
Repurchases and retirement of common stock under share repurchase program	—	(26,134)
Principal payments on promissory note and capital lease obligations	(82)	(77)
Payments for contingent consideration	(14,582)	—
Net cash used in financing activities	(16,508)	(29,419)
Effect of exchange rates on cash and cash equivalents	(72)	(2)
Net decrease in cash and cash equivalents	(27,966)	(15,570)
Cash and cash equivalents at beginning of period	224,764	302,028
Cash and cash equivalents at end of period	$196,798	$286,458

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$17	$57
Cash paid for interest	$2	$6

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	$439	$826
Intangible asset acquisitions not yet paid	$1,000	$—
Repurchase of common stock not settled	$—	$586

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2020 or for any other period.

There have been no significant changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K that have had a material impact on its condensed consolidated financial statements and related notes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, valuation of assets acquired and liabilities assumed in a business combination, useful lives of intangible assets, estimates related to recovery of long-lived assets and goodwill, measurement of contingent consideration, restructuring accruals, debt discounts, stock-based compensation, deferred income tax assets and associated valuation allowances and distribution fee commitments. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s advertising business, and adversely impact the Company’s results of operations. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. The Company’s estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted

Credit Losses

Topic 326: In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of a broader range of information to estimate credit losses.

The Company adopted ASU 2016-13 on January 1, 2020 and the impact of the adoption was not material to the Company’s condensed consolidated financial statements and related disclosures.

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

The Company provides digital promotions, including digital coupons, and/or media programs to its customers which consists of CPG customers, retail partners and advertising agencies whereby it uses its proprietary technology platforms to create, target, and deliver these programs. The Company typically generates revenue from its customers through the use of these programs on a cost-per-click, cost-per-impression, or cost-per-acquisition basis. Programs usually include a limit on the number of clicks and/or impressions and are billed monthly.

The pricing of digital promotions programs typically includes both promotion setup fees and promotion campaign fees. Promotion setup fees are related to the creation of digital promotions and set up of the underlying campaign on Quotient’s proprietary platform for tracking of the related clicks. The Company recognizes revenues related to promotion setup fees over time, proportionally, on a per click basis, using the number of authorized clicks, per insertion order, commencing on the date of the first click. A click refers to the consumers action of activating a digital promotion through the Company’s proprietary technology platform by either saving it to a retailer’s loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. Promotion campaign fees are usually determined on a per click basis. The Company typically recognizes revenues for digital promotion campaign fees as clicks occur.

The Company’s media programs enable CPGs and retailers to distribute digital media to promote their brands and products on its retailers’ websites, and mobile apps, and through a network of affiliate publishers and non-publisher third parties that display its media offerings on their websites or mobile apps. Pricing for media campaigns is usually determined on a cost-per-impression, cost-per-click or cost-per-acquisition basis. The Company recognizes revenue each time a digital media ad is displayed or each time a user clicks on the media ad displayed on the Company’s websites, mobile apps or on third-party websites.

Digital promotion programs also include the Company’s Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and others, and coupon codes offers. Each time a consumer makes a purchase using a coupon code, a fee is typically paid to the Company. The Company usually generates revenues when a consumer makes a purchase using a coupon code from its platform and completion of the order is reported to the Company. In the same period that the Company recognizes revenues for the delivery of coupon codes, it also estimates and records a reserve, based upon historical experience, to provide for end-user cancelations or product returns which may not be reported until a subsequent date.

Gross Versus Net Revenue Reporting

In the normal course of business and through its distribution network, the Company delivers digital promotions and media on retailers’ websites through retailers’ loyalty programs, and on the websites of digital publishers. In these situations, the Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). Generally, the Company reports digital promotion and media advertising revenues for campaigns placed on third-party owned properties on a gross basis, that is, the amounts billed to its customers are recorded as revenues, and distribution fees paid to retailers or digital publishers are recorded as cost of revenues. The Company is the principal because it controls the digital promotion and media advertising inventory before it is transferred to its customers. The Company’s control is evidenced by its sole ability to monetize the digital coupon and media advertising inventory, being primarily responsible to its customers, having discretion in establishing pricing for the delivery of the digital promotions and media, or a combination of these.

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

Accounts Receivables, Net of Allowance for Credit Losses

Trade and other receivables are included in accounts receivables and primarily comprised of trade receivables that are recorded at invoiced amounts, net of an allowance for credit losses and do not bear interest. Other receivables included unbilled receivables related to digital promotions and media advertising contracts with customers. The Company generally does not require collateral and performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company maintains an allowance for credit losses based upon the expected collectability of its accounts receivable. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company reviewed credit profiles of its customers, contractual terms and conditions, current economic trends, reasonable and supportable forecasts of future economic conditions, and historical payment experience.

For the three months ended March 31, 2020, the Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

Deferred Revenues

Deferred revenues consist of promotion setup fees, promotion campaign fees and digital media fees that are expected to be recognized upon click, or delivery of media impressions, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for the three months ended March 31, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations of $7.0 million, partially offset by $5.8 million of recognized revenue.

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

	Three Months Ended March 31,
	2020	2019
Promotion	$59,711	$63,567
Media	39,076	34,540
Total Revenue	$98,787	$98,107

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,790	—	—	$104,790
U.S. Treasury Bills	15,185	—	—	15,185
Total	$119,975	$—	$—	$119,975
Liabilities:
Contingent consideration related to acquisitions	—	—	9,680	9,680
Total	$—	$—	$9,680	$9,680

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$124,303	—	—	$124,303
U.S. Treasury Bills	15,120	—	—	15,120
Total	$139,423	$—	$—	$139,423
Liabilities:
Contingent consideration related to acquisitions	—	—	36,220	36,220
Total	$—	$—	$36,220	$36,220

The valuation technique used to measure the fair value of money market funds and U.S. Treasury Bills includes using quoted prices in active markets. The money market funds have a fixed net asset value (NAV) of $1.0.

The contingent consideration relates to the acquisitions of MLW Squared Inc. (“Ahalogy”), Elevaate Ltd. (“Elevaate”) and Ubimo Ltd. (“Ubimo”). The fair values of contingent consideration are based on the expected achievement of certain revenue targets as defined under the acquisition agreements and were estimated using an option pricing method with significant inputs that are not observable in the market, thus classified as a Level 3 instrument. The inputs included the expected achievement of certain financial metrics over the contingent consideration period, volatility and discount rate. The fair-value of the contingent consideration is classified as a liability and is re-measured each reporting period. Refer to Note 6 for further details related to the acquisitions.

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended March 31, 2020
	Ubimo	Elevaate	Ahalogy
	Level 3	Level 3	Level 3
Balance at the beginning of period	$5,686	$3,534	$27,000
Change in fair value during the period	293	167	—
Payments made during the period	—	—	(27,000)
Total	$5,979	$3,701	$—

	Three Months Ended March 31, 2019
	Elevaate	Ahalogy
	Level 3	Level 3
Balance at the beginning of period	$6,121	$22,842
Change in fair value during the period	1,012	2,051
Total	$7,133	$24,893

The Company recorded a charge of $0.5 million and $3.1 million during the three months ended March 31, 2020 and 2019, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying condensed consolidated statements of operations.

During the three months ended March 31, 2020, the Company paid $27.0 million related to Ahalogy’s achievement of financial metrics subject to contingent consideration during the measurement period ending December 31, 2019, and as a result, no liability exists as of March 31, 2020. Out of the total consideration paid, $14.6 million was originally measured and recorded on the acquisition date and $12.4 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the condensed consolidated statements of operations.

Fair Value Measurements of Other Financial Instruments

As of March 31, 2020 and December 31, 2019, the fair value of the Company’s 1.75% convertible senior notes due 2022 was $187.1 million and $195.4 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

4. Allowance for Credit Losses

The summary of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at the beginning of period	$2,021	$1,200
Provision for expected credit losses	217	132
Write-offs charged against the allowance	(195)	(1)
Balance at the end of period	$2,043	$1,331

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Software	$42,060	$41,876
Computer equipment	26,408	25,773
Leasehold improvements	5,855	5,883
Furniture and fixtures	2,451	2,449
Total	76,774	75,981
Accumulated depreciation and amortization	(65,130)	(63,543)
Projects in process	2,675	1,266
Total property and equipment, net	$14,319	$13,704

Depreciation and amortization expense related to property and equipment was $1.6 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively.

The Company capitalized internal use software development and enhancement costs of $1.7 million and $1.0 million during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, the Company had $0.7 million and $0.6 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense and recorded as cost of revenues. The unamortized capitalized development costs were $6.8 million and $5.8 million as of March 31, 2020 and December 31, 2019, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Payroll and related expenses	$4,576	2,533
Commissions	2,523	5,996
Bonus	1,690	5,997
Vacation	770	706
Total accrued compensation and benefits	$9,559	$15,232

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Distribution fees	$17,555	$20,360
Prefunded liability	4,937	5,429
Marketing expenses	3,077	2,164
Operating lease liabilities	2,785	3,168
Traffic acquisition cost	1,690	5,278
Interest payable	1,157	282
Liability related to purchased intangible asset	1,000	1,000
Other	11,564	12,351
Total other current liabilities	$43,765	$50,032

6. Acquisitions

Acquisition of Ubimo

On November 19, 2019, the Company acquired all outstanding shares of Ubimo, a leading data and media activation company.

The total preliminary acquisition consideration of $20.7 million consisted of $15.0 million in cash and contingent consideration of up to $24.8 million payable in cash with an estimated fair value of $5.7 million as of the acquisition date. The contingent consideration payout is based on Ubimo achieving certain financial metrics between the date of the acquisition through December 31, 2021. The acquisition date fair value was determined using an option pricing model. The fair value of the contingent consideration will be re-measured through earnings every reporting period. Refer to Note 3 for the fair value of contingent consideration at March 31, 2020.

Acquisition of Elevaate

On October 26, 2018, the Company acquired all the outstanding shares of Elevaate, a sponsored search company for retail partners and CPG brands.

The total preliminary acquisition consideration of $13.3 million consisted of $7.2 million in cash and contingent consideration of up to $18.5 million payable in cash with an estimated fair value of $6.1 million as of the acquisition date. The contingent consideration payout is based on Elevaate achieving certain financial metrics between February 1, 2019 through January 31, 2021. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration will be re-measured every reporting period. Refer to Note 3 for the fair value of contingent consideration at March 31, 2020.

Acquisition of SavingStar, Inc.

On August 27, 2018, the Company acquired all the outstanding shares of SavingStar, Inc. (“SavingStar”), a digital promotions company with a CRM platform designed to help brands build and track loyalty programs with their consumers.

The total preliminary acquisition consideration at closing consisted of $7.5 million in cash. In addition, SavingStar may receive potential contingent consideration of up to $10.6 million payable in all cash, subject to achieving certain financial metrics between closing through February 29, 2020. At the date of acquisition, the contingent consideration’s fair value was determined to be zero using an option pricing model. As of February 29, 2020, the date that the contingent consideration period ended, SavingStar did not achieve certain financial metrics for payout and the fair value was concluded to be zero. Accordingly, the Company determined that no payout was required when the contingent consideration period ended.

Acquisition of Ahalogy

On June 1, 2018, the Company acquired all the outstanding shares of Ahalogy, an influencer marketing firm that delivers premium content across social media channels for CPG brands. The acquisition enhances the Company’s performance media solutions for CPGs and retailers, adding social media expertise and a roster of influencers.

The total preliminary acquisition consideration of $36.4 million consisted of $21.8 million in cash and contingent consideration of up to $30.0 million payable in all cash with an estimated fair value of $14.6 million as of the acquisition date. The contingent consideration payout is based on Ahalogy achieving certain financial metrics between closing through December 31, 2019. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration is re-measured every reporting period. As of December 31, 2019, the date that the contingent consideration period ended, Ahalogy earned the full payout of the contingent consideration by achieving certain financial metrics. The Company paid out $30.0 million during the three months ended March 31, 2020, of which $27.0 million related to contingent consideration and $3.0 million related to certain bonuses; and as a result, no liability exists as of March 31, 2020. Of the total $30.0 million that was paid, $14.6 million is classified within financing activity and the remaining $15.4 million is classified within operating activity on the Company’s condensed consolidated statements of cash flows. Refer to Note 3 for the fair value of contingent consideration at March 31, 2020.

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

The following table summarizes the preliminary acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	(1) Acquisition Related Expenses
Ubimo	$20,740	$384	$10,750	$9,606	Not Deductible	$579
Elevaate	13,346	(60)	3,781	9,625	Not Deductible	549
SavingStar	7,485	(1,126)	2,577	6,034	Not Deductible	556
Ahalogy	36,432	2,196	11,580	22,656	Not Deductible	684
	$78,003	$1,394	$28,688	$47,921		$2,368

(1)	Expensed as general and administrative

The following sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Ubimo	Estimated Useful Life (in Years)	Elevaate	Estimated Useful Life (in Years)	SavingStar	Estimated Useful Life (in Years)	Ahalogy	Estimated Useful Life (in Years)
Developed technologies	$7,100	4.0	$3,307	5.0	$1,476	3.0	$3,100	4.0
Customer relationships	3,400	2.0	379	5.0	1,040	3.0	6,210	6.0
Trade names	250	4.0	95	3.0	61	1.5	650	4.0
Vendor relationships	—	—	—	—	—	—	1,620	2.0
Total identifiable intangible assets	$10,750		$3,781		$2,577		$11,580

7. Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	March 31, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,684	$(18,426)	$16,258	2.0
Promotion service rights	30,548	(12,104)	18,444	3.4
Developed technologies	27,170	(14,419)	12,751	3.0
Customer relationships	22,690	(13,266)	9,424	3.1
Data access rights	10,801	(6,885)	3,916	2.0
Domain names	5,948	(5,557)	391	0.6
Trade names	2,823	(1,724)	1,099	2.0
Vendor relationships	2,510	(2,375)	135	0.2
Patents	975	(882)	93	2.6
Registered users	420	(420)	—	0.0
	$138,569	$(76,058)	$62,511	2.8

	December 31, 2019
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,684	$(16,098)	$18,586	2.2
Promotion service rights	30,548	(10,682)	19,866	3.6
Developed technologies	27,170	(12,790)	14,380	3.2
Customer relationships	22,690	(12,267)	10,423	3.3
Data access rights	10,801	(6,415)	4,386	2.3
Domain names	5,948	(5,540)	408	0.8
Trade names	2,823	(1,560)	1,263	2.2
Vendor relationships	2,510	(2,172)	338	0.4
Patents	975	(873)	102	2.8
Registered users	420	(420)	—	0.0
	$138,569	$(68,817)	$69,752	3.0

As of March 31, 2020 and December 31, 2019, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $7.3 million and $5.9 million during the three months ended March 31, 2020 and 2019, respectively. Estimated future amortization expense related to intangible assets as of March 31, 2020 is as follows (in thousands):

Total
2020, remaining nine months	$20,288
2021	21,001
2022	13,419
2023	6,642
2024	809
2025 and beyond	—
Total estimated amortization expense	$62,159

As of March 31, 2020, the Company performed an analysis of the impact of recent events, including business and market disruption caused by COVID-19, on the fair values of its intangible assets. The Company did not identify any indicators of impairment that required an interim impairment test. While the intangible assets are not currently impaired there can be no assurances that intangible assets will not be impaired in future periods. The Company will continue to monitor the operating results, cash flow forecasts and challenges from declines in current market conditions, as well as impacts of COVID-19 for these intangible assets.

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

The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

	March 31,	December 31,
	2020	2019
Principal	$200,000	$200,000
Unamortized debt discount	(28,665)	(31,132)
Unamortized debt issuance costs	(2,480)	(2,711)
Net carrying amount of the liability component	$168,855	$166,157

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the condensed consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of March 31, 2020 and December 31, 2019.

The following table sets forth the interest expense related to the notes recognized in interest expense on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$875	$875
Amortization of debt discount	2,467	2,328
Amortization of debt issuance costs	231	230
Total interest expense related to the Notes	$3,573	$3,433

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

Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”), performance-based stock and units to employees, directors and consultants. The shares available will be increased at the beginning of each year by the lesser of (i) 4% of outstanding common stock on the last day of the immediately preceding year, or (ii) such number determined by the Board of Directors and subject to additional restrictions relating to the maximum number of shares issuable pursuant to incentive stock options. Under the 2013 Plan, both the ISOs and NSOs are granted at a price per share not less than 100% of the fair market value on the effective date of the grant. The Board of Directors determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined by the Board of Directors.

Stock Options

The fair value of each option was estimated using the Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Three Months Ended March 31,
	2020	2019
Expected life (in years)	6.02	6.02
Risk-free interest rate	0.96%	2.66%
Volatility	50%	50%
Dividend yield	—	—

The weighted-average grant date fair value of options was $4.26 and $5.01 per share during the three months ended March 31, 2020 and 2019, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	6,036,180	5,022,675	$10.66	8,600,441	$11.40	5.16	$8,811
Increase in shares authorized	3,574,847	—	—	—	—	—	—
Options granted	(1,150,178)	—	—	1,150,178	$8.95	—	—
Options exercised	—	—	—	(58,017)	$8.07	—	$140
Options canceled or expired	387,626	—	—	(387,626)	$12.77	—	—
RSUs granted	(1,356,389)	1,356,389	$9.04	—	—	—	—
RSUs vested	—	(656,922)	$11.11	—	—	—	—
RSUs canceled or expired	319,534	(319,534)	$11.14	—	—	—	—
RSUs vested and withheld for taxes	240,969	—	—	—	—	—	—
Balance as of March 31, 2020	8,052,589	5,402,608	$10.17	9,304,976	$11.06	5.45	$1,078
Vested and exercisable as of March 31, 2020				5,344,446	$12.45	3.65	$1,078

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options vested was $1.4 million and $1.3 million during the three months ended March 31, 2020 and 2019, respectively.

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

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended March 31,
	2020	2019
Expected life (in years)	0.50	0.50
Risk-free interest rate	1.59%	2.50%
Volatility	55%	35%
Dividend yield	—	—

As of March 31, 2020, a total of 1,450,236 shares of common stock were issued under the ESPP since inception of the plan. As of March 31, 2020, a total of 2,149,764 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$435	$602
Sales and marketing	1,402	1,738
Research and development	881	1,366
General and administrative	4,808	4,342
Total stock-based compensation expense	$7,526	$8,048

As of March 31, 2020, there was $66.2 million of unrecognized stock-based compensation expense, of which $16.8 million is related to stock options and ESPP shares and $49.4 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of March 31, 2020 will be amortized over a weighted-average period of 3.10 years. The total unrecognized stock-based compensation expense related to RSUs as of March 31, 2020 will be amortized over a weighted-average period of 2.71 years.

During the three months ended March 31, 2020 and 2019, the Company capitalized $0.1 million in each respective period, of stock-based compensation expense in projects in process as part of property and equipment, net on the accompanying condensed consolidated balance sheets.

10. Common Stock Repurchase Programs

The Board of Directors previously approved programs for the Company to repurchase shares of its common stock. In August 2019, the Company’s Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for the Company to repurchase up to $50.0 million of its common stock from August 2019 through August 2020. During the three months ended March 31, 2020, the Company did not repurchase any shares of its common stock. As of March 31, 2020, $50.0 million remained available for repurchases under the August 2019 Program. In March 2020, the Company suspended the August 2019 Program, as a precautionary measure to maximize liquidity and increase available cash on hand during this time of uncertainty.

11. Income Taxes

The Company recorded a provision for income taxes of $0.2 million and $26 thousand during the three months ended March 31, 2020 and 2019, respectively. The provision for income taxes for the three months ended March 31, 2020 was primarily attributable to the Company’s foreign operations, federal and state taxes, and amortization of tax deductible goodwill from prior year acquisitions. The provision for income taxes for the three months ended March 31, 2019 was primarily attributable to the Company’s foreign operations and amortization of tax deductible goodwill from prior year acquisitions.

12. Net Loss Per Share

The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(16,725)	$(13,228)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	89,638	94,263

Net loss per share, basic and diluted	$(0.19)	$(0.14)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options and ESPP	9,424	7,705
Restricted stock units	5,403	5,875
Shares related to convertible senior notes	11,521	11,521
	26,348	25,101

13. Leases

The Company has entered into operating leases primarily for office facilities. These leases have terms which typically range from 1 year to 5 years, and often include options to renew. These renewal terms can extend the lease term up to 6 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included as right-of-use assets in other assets on the condensed consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The present value of the Company’s obligation to make lease payments are included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of March 31, 2020, the Company’s lease commitment of $5.4 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's condensed consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.

All operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2020 and 2019, the Company recognized $1.1 million and $0.9 million, respectively, in total lease costs, which is comprised of $0.8 million and $0.8 million, respectively, in operating lease costs for right-of-use assets and $0.3 million and $0.1 million, respectively, in short-term lease costs related to short-term operating leases.

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

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for operating lease liabilities	974	$1,348
Right-of-use assets obtained in exchange for lease obligations	—	12,955

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2020	December 31, 2019
Operating right-of-use assets reported as:
Other assets	$6,483	$7,211

Operating lease liabilities reported as:
Other current liabilities	$2,785	$3,168
Other non-current liabilities	6,202	6,692
Total operating lease liabilities	$8,987	$9,860

Weighted average remaining lease term (in years)	3.8	3.9
Weighted average discount rate	7.9%	7.9%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2020, remaining nine months	$2,840
2021	2,189
2022	1,885
2023	1,877
2024	1,211
2025 and thereafter	556
Total lease payments	$10,558

Less: Imputed Interest	(1,571)
Total	$8,987

14. Commitments and Contingencies

Lease Obligations

In the first quarter of 2020, the Company entered into operating leases with total contractual lease commitments of approximately $17.7 million. Those leases have not commenced and are not recorded on the Company’s condensed consolidated balance sheets as of March 31, 2020.

Purchase Obligations

The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $35.7 million as of March 31, 2020.

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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for claims as of March 31, 2020 and December 31, 2019. The Company expenses legal fees in the period in which they are incurred.

15. Employee Benefit Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year. Previously, the Company’s 401(k) plan contributions vest over four years after continuous employment. The Company’s matching contribution expense was $0.7 million and $0.7 million during the three months ended March 31, 2020 and 2019, respectively.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed on March 2, 2020 with the SEC. In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. The forward looking statements reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties, including statements related to the potential impact of the COVID-19 pandemic on our business and operations. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences are described in “Risk Factors” set forth in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q.

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

We primarily generate revenue by providing digital promotions and/or media programs to our CPG customers, retail partners and advertising agencies whereby we use our technology platforms to create, target, deliver and measure these programs. Using shopper data from our retail partners and our proprietary data and audience segments, we deliver targeted and/or personalized digital promotions and media to shoppers through our network, including our websites and mobile apps, as well as those of our publishers, retail partners and other third-party properties. Our solutions help serve our customers and partners’ needs as they shift more of their marketing dollars to digital channels to be optimized for performance. Performance is measured by attributing digital ad campaigns to retail purchases in near real time, demonstrating return on spend for our customers and partners.

Promotions products include digital print coupons, digital paperless coupons, targeted in-lane at checkout offers at retail partners stores, rebates and loyalty offers. Media solutions we offer include display, targeted media, social influencer, sponsored product search, and audiences. A growing portion of campaigns are purchased as an integrated campaign which combines a mix of media advertising and/or promotions solutions in a single campaign. In the fourth quarter of 2019 we purchased Ubimo, a data and media activation platform to strengthen our media solution and accelerate the development of a self-service media platform. Through Ubimo, we also offer digital out of home media solutions. CPGs and partners pay us for media and promotion programs. The revenue we earn from these programs is generally based on cost-per-click, cost-per-impression, or cost-per-acquisition. Customers and partners may also pay us a fee for technology or services.

We also generate revenues from our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, a fee is generally paid to us.

We generally pay a distribution fee to retailers and publishers for clicks of a digital promotion, for media campaigns, and for use of data for targeting or measurement. We also pay a fee to third-party publishers for traffic acquisition, which consists of delivering campaigns on certain networks or sites. These distribution and third-party service fees are included in our cost of revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

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

Impact of COVID-19

We are cognizant of the rapid expansion of the COVID-19 pandemic and the resulting global implications. In an effort to protect the health and safety of our employees, our workforce has had to spend a significant amount of time working remotely and travel has been severely curtailed. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. While we have observed decreased revenue growth for the past fiscal quarter, we cannot estimate the impact COVID-19 will have in the future as business and consumer activity decelerates across the globe.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, retail partners, vendors, or on our financial results, although during the last several weeks of the first quarter, CPGs, retailers and brands mostly paused or delayed and in some cases cancelled campaigns due to COVID-19, primarily impacting media revenues. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

First Quarter 2020 Overview

Quarterly revenues of $98.8 million in the first quarter of 2020 increased by $0.7 million, or 1%, as compared to the same period in 2019. The year over year increase in our quarterly revenues is primarily due to a growth in media revenue as a result of an increase in our media product offerings, partially offset by a decrease in revenues from digital promotion campaigns. During the last several weeks of the first quarter, CPGs, retailers and brands mostly paused or delayed and in some cases cancelled campaigns due to COVID-19, primarily impacting media revenues.

Our net loss of $16.7 million in the first quarter of 2020 increased by $3.5 million, as compared to the net loss of $13.2 million in the same period in 2019. The year over year increase in our quarterly net loss was primarily due restructuring costs related to severance for certain executive management changes; a decrease in margins primarily due to the shift in our product mix, as media revenues have higher data and traffic acquisition costs related to offsite media on non-owned-and-operated properties; as well as an increase in distribution fees paid to our partners for revenues delivered through their platform. These increases were partially offset by a decrease in the changes in fair value of contingent consideration. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.

We expect our operating expenses to increase in the future as we continue to (1) invest in (i) research and development to enhance our platform and investments in newer product offerings; (ii) sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers; and; (iii) corporate infrastructure; (2) amortize expenses related to intangibles assets associated with acquisitions and other strategic acquisitions and partnerships; and (3) re-measure contingent consideration related to acquisitions.

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

Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense, income taxes, other (income) expense net, change in fair value of contingent consideration, certain acquisition related costs and restructuring charges. We exclude certain items because we believe that these costs (benefits) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to contribute to a meaningful evaluation of our current or past operating performance.

Net loss and Adjusted EBITDA for each of the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss	$(16,725)	$(13,228)
Adjusted EBITDA	5,079	8,360

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
•

Adjusted EBITDA also does not include the effects of stock-based compensation, amortization of acquired intangible assets, change in fair value of contingent consideration, interest expense, other (income) expense, net, provision for income taxes, certain acquisition related costs and restructuring charges; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss	$(16,725)	$(13,228)
Adjustments:
Stock-based compensation	7,526	8,048
Depreciation, amortization and other(1)	10,594	8,544
Change in fair value of contingent consideration	460	3,062
Interest expense	3,574	3,439
Other (income) expense, net	(580)	(1,531)
Provision for income taxes	230	26
Total adjustments	$21,804	$21,588

Adjusted EBITDA	$5,079	$8,360

(1)

For the three months ended March 31, 2020, other includes: restructuring charges of $1.5 million, and certain acquisition related costs of $0.2 million. For the three months ended March 31, 2019, other includes: certain acquisition related costs of $0.8 million. Restructuring charges relate to severance for certain executive management changes and impacted employees. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period, diligence, accounting, and legal expenses incurred related to certain acquisitions.

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

Factors Affecting Our Performance

Obtaining high quality coupons and increasing the number of CPG-authorized clicks.   Our ability to grow revenue will depend upon our ability to shift more dollars to our platform from our CPG customers, continue to obtain high quality coupons and increase the number of CPG-authorized clicks available through our platform. If we are unable to do any of these, growth in our revenue will be adversely affected.

Increasing revenue from CPGs on our platform.    Our ability to grow our revenue in the future depends upon our ability to continue to increase revenues from existing and new CPGs on our platform through national brand coupons, targeted media and measurement, trade promotions, and increasing the number of brands that are using our platform within each CPG.

Variability in promotional and media spend by CPGs.    Our revenues may fluctuate due to changes in promotional and media spending budgets of CPGs and retailers and the timing of their l spending. Decisions by major CPGs or retailers to delay or reduce their promotional and media spending, move campaigns, or divert spending away from digital promotions or media could slow our revenue growth or reduce our revenues.

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

International Growth and Acquisitions.   Our ability to grow our revenues will also depend on our ability to grow our operations and offerings in existing international markets and expand our business through selective acquisitions, similar to our acquisitions of Ubimo, Ahalogy, Crisp, Elevaate, SavingStar, and Shopmium and their integration with the core business of the Company.

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
(in thousands, except percentages)	2020		2019
Revenues	$98,787	100.0%	$98,107	100.0%
Costs and expenses:
Cost of revenues	61,111	61.9%	56,823	57.9%
Sales and marketing	25,034	25.3%	25,523	26.0%
Research and development	10,593	10.7%	10,370	10.6%
General and administrative	15,090	15.3%	13,623	13.9%
Change in fair value of contingent consideration	460	0.5%	3,062	3.1%
Total cost and expenses	112,288	113.7%	109,401	111.5%
Loss from operations	(13,501)	(13.7)%	(11,294)	(11.5)%
Interest expense	(3,574)	(3.6)%	(3,439)	(3.5)%
Other income (expense), net	580	0.6%	1,531	1.6%
Loss before income taxes	(16,495)	(16.7)%	(13,202)	(13.4)%
Provision for income taxes	230	0.2%	26	—%
Net loss	$(16,725)	(16.9)%	$(13,228)	(13.4)%

Disaggregated Revenue

The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Promotion	$59,711	$63,567	$(3,856)	-6%
Media	39,076	34,540	4,536	13%
Total Revenue	$98,787	$98,107	$680	1%

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Revenues	$98,787	$98,107	$680	1%

Revenues for the three months ended March 31, 2020 increased by $0.7 million, or 1%, as compared to the same period in 2019. The increase was primarily due to growth in media revenue as a result of an increase in our media product offerings, partially offset by a decrease in digital promotion campaigns. During the last several weeks of the first quarter, CPGs, retailers and brands mostly paused or delayed and in some cases cancelled campaigns due to COVID-19, primarily impacting media revenues. Revenues from digital promotion and media campaigns were 60% and 40%, respectively, of total revenues for the three months ended March 31, 2020, as compared to 65% and 35%, respectively, of total revenues during the same period in 2019.

Beginning the second quarter of 2020, for certain media arrangements, we will start to perform media services under the specific direction of our customers and therefore we will no longer control the media inventory before it is transferred to the customer. Accordingly, we will not be the principal in those arrangements and will recognize revenue net of certain costs resulting in reduced revenue growth. In addition, we may see decreased media revenues from promotions if CPGs, retailers and brands continue to delay, pause or cancel campaigns due to COVID-19.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Cost of revenues	$61,111	$56,823	$4,288	8%
Gross profit	$37,676	$41,284	$(3,608)	(9)%
Gross margin	38%	42%

Cost of revenues for the three months ended March 31, 2020 increased by $4.3 million, or 8%, as compared to the same period in 2019. The increase was primarily due to a shift in product mix to media revenues. Media revenues have higher data and traffic acquisition costs related to offsite media on non-owned-and-operated properties resulting in an increase of $1.9 million in data and traffic acquisition costs for offsite media on non-owned-and-operated properties as well as an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platforms. In addition amortization expense increased $1.1 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, data center expenses increased $0.5 million, overhead expenses increased $0.5 million related to facilities and infrastructure support, compensation costs, including stock-based compensation increased $0.2 million, and restructuring charges increased $0.1 million related to severance for impacted employees.

Gross margin for the three months ended March 31, 2020 decreased to 38%, as compared to 42%, during the same period in 2019, primarily due to the continued shift in our product mix to media revenues, which have higher data and traffic acquisition costs related to offsite media, compared to promotion revenue. The decrease in gross margin is also attributable to an increase in distribution fees paid to our partners for promotions and media revenues delivered through their platform, as well as an increase in amortization expense related to acquired intangible assets.

We expect the costs associated with distribution and third-party service fees to continue to increase in absolute dollars in the future as we continue to expand and scale our distribution network and reach.

Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Sales and marketing	$25,034	$25,523	$(489)	(2)%
Percent of revenues	25%	26%

Sales and marketing expenses consist primarily of compensation, including salaries and benefits, sales commissions and stock-based compensation provided to our sales and marketing personnel, as well as facility costs and other related overhead costs; marketing programs, amortization of acquired intangibles, and travel costs.

Sales and marketing expenses for the three months ended March 31, 2020 decreased by $0.5 million, or 2%, as compared to the same period in 2019. The decrease was primarily the result of a decrease compensation costs of $1.0 million, a decrease in promotional and advertising costs of $0.8 million resulting from our expense management efforts, partially offset by an increase in intangible asset amortization expense of $0.8 million related to our acquisitions, and an increase in restructuring charges of $0.5 million related to severance for impacted employees.

We expect to continue to invest in sales and marketing in order to support our growth and business objectives.

Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Research and development	$10,593	$10,370	$223	2%
Percent of revenues	11%	11%

Research and development expenses consist primarily of compensation, including salaries, bonuses, and benefits, and stock-based compensation provided to our engineering personnel, as well as facility costs and other related overhead costs; costs related to development of new products and the enhancement of existing products; and fees for design, testing, consulting, and other related services.

Research and development expenses for the three months ended March 31, 2020 increased by $0.2 million, or 2%, as compared to the same period in 2019. The increase was primarily due to an increase in compensation of $0.8 million related to acquisitions and hiring additional employees to support our growth and business objectives, an increase in restructuring charges of $0.3 million related to severance for impacted employees, an increase in overhead expenses related to facilities and infrastructure support of $0.3 million, partially offset by an increase in capitalization of internal use software development costs of $1.2 million.

We believe that continued investment in technology is critical to attaining our strategic objectives and we intend to balance our investment in research and development with our continued operational and cost optimization efforts. We expect to incur additional research and development expenses in future periods to expand our tools and products that will enable our business to scale and provide more offerings to our customers.

General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
General and administrative	$15,090	$13,623	$1,467	11%
Percent of revenues	15%	14%

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

General and administrative expenses for the three months ended March 31, 2020 increased by $1.5 million, or 11%, as compared to the same period in 2019. The increase was primarily due to an increase in restructuring charges of $0.6 million related to severance for certain executive management changes, an increase in compensation costs of $0.5 million from acquisitions and hiring additional employees to support our growth and business objectives, an increase in professional service fees of $0.5 million, an increase in other administrative expenses of $0.5 million, partially offset by a decrease in acquisition related charges of $0.6 million.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and we intend to balance our investment in corporate infrastructure with our continued operational and cost optimization efforts.

Change in Fair Value of Contingent Consideration

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Change in fair value of contingent consideration	$460	$3,062	$(2,602)	(85)%
Percent of revenues	0%	3%

During the three months ended March 31, 2020, we recorded a charge of $0.5 million related to the re-measurement of contingent consideration associated with both Ubimo and Elevaate, due to the increase in expected achievement of certain financial metrics over the contingent consideration period. During the three months ended March 31, 2019, we recorded a charge of $3.1 million in total related to the re-measurement of Ahalogy and Elevaate contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period.

Interest Expense and Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Interest expense	$(3,574)	$(3,439)	(135)	4%
Other income (expense), net	580	1,531	(951)	(62)%
	$(2,994)	$(1,908)	$(1,086)	57%

Interest expense is primarily related to the convertible senior notes, promissory note and finance lease obligations.

Other income (expense), net consists primarily of interest income on U.S. Treasury Bills held as cash equivalents. The decrease in other income (expense), net during the three months ended March 31, 2020, as compared to the same period in 2019, was due to lower interest income earned on U.S. Treasury Bills held as cash equivalents, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.

Provision for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Provision for income taxes	$230	$26	$204	785%

The provision for income taxes of $0.2 million for the three months ended March 31, 2020 was primarily attributable to our foreign operations, federal and state taxes, and amortization of tax deductible goodwill from prior year acquisitions. The provision for income taxes of $26 thousand for the three months ended March 31, 2019 was primarily attributable to our foreign operations and amortization of tax deductible goodwill from prior year acquisitions.

Liquidity and Capital Resources

We have financed our operations and capital expenditures through the issuance of convertible senior notes and cash flows from operations. As of March 31, 2020, we had $196.8 million in cash and cash equivalents which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds and U.S. Treasury Bills.

We have incurred and expect to continue to incur legal, accounting, regulatory compliance and other costs in future periods as we continue to invest in corporate infrastructure. In addition, we may use cash to fund acquisitions or invest in other businesses, or incur capital expenditures including leasehold improvements or technologies. We intend to continue to manage our operating expenses in line with our existing cash and available financial resources, and we anticipate we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth to fund our operating expenses.

Our Board of Directors previously approved programs for us to repurchase shares of our common stock. In August 2019, our Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for us to repurchase up to $50.0 million of our common stock from August 2019 through August 2020. During the three months ended March 31, 2020, we did not repurchase any shares of our common stock. As of March 31, 2020, $50.0 million remained available for repurchase under the August 2019 Program. In March 2020, we suspended the August 2019 Program, as a precautionary measure to maximize liquidity and increase available cash on hand during this time of uncertainty.

We believe our existing cash, cash equivalents and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. During the period of uncertainty of volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by operating activities	$(8,898)	$9,718
Net cash (used in) provided by investing activities	(2,488)	4,133
Net cash used in financing activities	(16,508)	(29,419)
Effects of exchange rates on cash	(72)	(2)
Net decrease in cash and cash equivalents	$(27,966)	$(15,570)

Operating Activities

Cash from operating activities have been due to our net income or loss for the period adjusted for net non-cash income or expenses and changes in our operating assets and liabilities.

During the three months ended March 31, 2020, net cash used in operating activities of $8.9 million reflects our net loss of $16.7 million, adjusted for net non-cash expenses of $20.7 million, and cash used as a result of changes in working capital of $12.9 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, allowance for credit losses, deferred income taxes, change in fair value of contingent consideration, and other non-cash expenses, including amortization of right-of-use asset and loss on disposal of property and equipment.  The primary uses of cash from working capital items included payment for Ahalogy contingent consideration of $15.4 million, related to the changes in fair value over the contingent consideration period and bonuses, a decrease in accounts payable and other current liabilities of $9.1 million due to timing of services and payments, a decrease in accrued compensation and benefits of $5.7 million related to the payout of the annual bonuses and an increase in prepaid expenses and other current assets of $0.1 million related to prepaid subscription and support fees, partially offset by a decrease in accounts receivable of $16.2 million and an increase in deferred revenues of $1.2 million.

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

During the three months ended March 31, 2020, net cash used in investing activities of $2.5 million reflects purchase of property and equipment, which includes capitalized software development costs, and technology hardware and software to support our growth.

Financing Activities

Our financing activities consisted primarily of repurchases of common stock, payments made for shares withheld to cover payroll withholding taxes and the issuance of shares of common stock upon the exercise of stock options.

During the three months ended March 31, 2020, net cash used in financing activities of $16.5 million reflects payments for Ahalogy contingent consideration of $14.6 million (initially measured and included as part of purchase consideration on the date of acquisition), payments made for shares withheld to cover the required payroll withholding taxes of $2.3 million, and payments on promissory note and finance lease obligations of $0.1 million, partially offset by proceeds received from exercises of stock options under equity incentive plans and ESPP, net of $0.5 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

Contractual Obligations and Commitments

Refer to Note 14 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three months ended March 31, 2020 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2020, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020 with the SEC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, valuation of assets acquired and liabilities assumed in a business combination, useful lives of intangible assets, estimates related to recovery of long-lived assets and goodwill, measurement of contingent consideration, restructuring accruals, debt discounts, stock-based compensation, deferred income taxes and associated valuation allowances and distribution fee commitments. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for our advertising business, and adversely impact our results of operations. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q for further information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2020, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer (“CEO”) and our chief financial officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of

1934, as amended (the “Exchange Act”), as of March 31, 2020, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $37.1 million and $28.3 million in 2019 and 2018, respectively, and incurred net loss of $16.7 million for the three months ended March 31, 2020. We have an accumulated deficit of $401.6 million as of March 31, 2020. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

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

We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, some of our products and services experience seasonal sales and buying patterns mirroring those in the CPG, retail, and e-commerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of our fiscal year. Our revenues may fluctuate due to changes in marketing budgets of CPGs and retailers and the timing of their marketing spend. Marketing spend by CPGs is considered the most flexible and easiest to cut, for instance, at the end of a quarter or fiscal year if a CPG is facing budget pressures and CPGs can change their spend without notice. As a result we are not always able to anticipate such fluctuations. Decisions by CPGs or retailers to delay or reduce their digital promotion and media spending, or divert spending away from digital promotions, digital media campaigns, or other digital marketing from our platforms, or changes in our fee arrangements with CPGs, retailers and other commercial partners, could also slow our revenue growth or reduce our revenues. For instance, in mid-March of 2020, decisions by CPGs and retailers to mostly pause or delay and in some cases cancel marketing campaigns due to the uncertainty, supply-chain or out-of-stock issues, and consumer purchasing behavior changes caused by the COVID-19 pandemic had an adverse impact on our revenues and revenue growth. While we believe that CPGs and retailers will resume digital marketing in the second half of 2020 there is no guarantee that they will do so. In addition, we may continue to see campaigns postponed or cancelled.

Our business is complex and evolving. We may offer new solutions, pricing, service models, process and delivery methods to CPGs and retailers. These new solutions may change the way we generate and/or recognize revenue, which could impact our operating results. If we shift a greater number of our arrangements with CPGs to new models and we are not able to deliver on the results, our revenue growth and revenues could be harmed. In addition, we announced in the first quarter of 2020 that effective second quarter of 2020, we plan to modify the way we process and deliver certain media products to enhance customer experience. As a result of these changes, we will recognize certain revenue on a net basis as compared to the prior recognition on a gross basis and expect that this will cause a decrease in our revenue growth and impact our revenues.

We believe that our continued revenue growth will depend on our ability to:

•	increase our share of CPG marketing spend on promotions and media through our platforms and increase the number of brands that are using our platforms within each CPG;
•	adapt to changes in marketing goals, strategies and budgets of CPGs and retailers and the timing of their marketing spend;
•	maintain and grow our retailer network through direct and indirect commercial partnerships;
•	maintain and expand our data rights with our retailer network;
•	successfully expand our media solutions into areas such as Retail Performance Media, social influencer marketing, sponsored product search, and programmatic media;
•	demonstrate the value of our digital promotions and media solutions through trusted measurement metrics;
•

respond to changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

•	successfully execute and grow Retail Performance Media programs;
•	successfully expand our promotions solutions into new areas such as in-lane targeted promotions and loyalty rewards programs;
•	successfully execute our digital promotions and digital media solutions into retailers’ in-store and point of sale systems and consumer channels;
•	deploy, execute, and continue to develop Quotient Analytics and our data, measurement, and analytics solutions in support of our digital promotions and media solutions;
•	launch new products or retail partnerships as planned;
•	expand the use by consumers of our digital promotions and media offerings and broaden the selection and use of digital promotions, coupon codes and cash-back offers;
•	successfully enter into new markets;
•	successfully integrate our newly acquired companies into our business;
•	manage the shift from desktop to mobile devices;
•	manage the transition from digital print coupons to digital paperless coupons;
•	innovate our product offerings to retain and grow our consumer base;
•	expand the number, variety, quality, and relevance of digital promotions available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
•	increase the awareness of our brands, and earn and build our reputation;
•	hire, integrate, train and retain talented personnel;
•	effectively manage scaling and international expansion of our operations; and
•	successfully compete with existing and new competitors.

However, we cannot assure you that we will successfully accomplish any of these actions. Failure to do so could harm our business and cause our operating results to suffer.

If we fail to attract and retain CPGs, retailers and publishers and expand our relationships with them, our revenues and business will be harmed.

The success of our business depends in part on our ability to increase our share of CPG marketing spend on our promotions and media solutions and on our platforms; increase the number of brands that use our solutions and platforms within each CPG; increase adoption and scale of Retailer iQ; and demonstrate the value of our solutions through measurement and data analytics. It also depends on (i) our ability to obtain, maintain, and expand our  agreements with our retail partners, (ii) our ability to integrate our platforms and promotions and media solutions into retailers’ in-store and point of sale systems and consumer channels, which depends in part on retailers’ commitment in modifying point of sale systems and other solutions to integrate with our platforms, (iii) our ability to obtain the right to distribute Retailer iQ digital promotions more broadly through our websites and mobile apps and those of our publishers, and (iv) our retail partners’ commitment in promoting our digital marketing solutions to their customers. If we do not create more value than available alternatives, or if CPGs and retailers do not find that offering digital promotions and media on our platforms enables them to reach consumers and sufficiently increase sales with the scale and effectiveness that is compelling to them, CPGs and retailers may not increase their distribution of digital promotions and media on our platforms, or they may decrease them or stop offering them altogether, and new CPGs and retailers may decide not to use our platforms.

For example, if CPGs decide that our platforms do not provide the right solutions for them to connect with consumers, we may not be able to obtain the desired prices for our products and services Likewise, if retailers decide that our Promotions, Media, Audience and Analytics Cloud platforms and solutions are less effective at increasing sales to and loyalty of existing and new consumers, retailers may demand a higher percentage of the total proceeds from each digital campaign or demand minimum guaranteed payments. Furthermore, if retailers do not find that our platforms increase consumer engagement and loyalty, our overall success may be harmed. In addition, we expect to face increased competition, and competitors may accept lower payments from CPGs to attract and acquire new CPGs, or provide retailers and publishers a higher distribution fee than we currently offer to attract and acquire new retailers and publishers. We may also experience attrition in our CPGs, retailers and publishers in the ordinary course of business resulting from several factors, including losses to competitors, changes in CPG budgets, and decisions by CPGs, retailers and publishers to offer digital coupons and media through their own websites or other channels without using a third-party platform such as ours or through a competitive third-party network or platform, and failure to maintain distribution agreements with third-party digital promotions networks and platforms. If we are unable to retain and expand our relationships with existing CPGs, retailers and publishers or if we fail to attract new CPGs, retailers and publishers to the extent sufficient to grow our business, or if too many CPGs, retailers and publishers are unwilling to offer digital coupons and media with compelling terms through our platforms, we may not increase the number of high quality coupons and marketing campaigns on our platforms and our revenues, gross margin and operating results will be adversely affected.

Historically, a significant portion of sales and client support services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, substantially all of our sales and client support services activities are being conducted remotely. As of the date of this report, we do not yet know if remote working will have a negative impact or the extent of any negative impact on our ability to attract, serve, retain or upsell CPGs and retailers our services.

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

As consumer demand for digital promotions has increased, promotion spending has shifted from traditional promotions through traditional offline or analog channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital promotions will continue at the same rate and whether the growth of the digital promotions market will continue. Some large retailers do not yet use digital paperless promotions. If a retailer decides not to accept digital paperless promotions or a CPG reduces its spend in digital promotions, our business could be harmed. For example, we saw a decrease in promotion spending with us by three of our top CPG customers in much of 2019. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital promotions does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenues will require increasing the number of brands that are using our digital promotions solutions within each CPG. If our projections regarding the adoption and usage of Quotient Promotions and Retailer iQ by retailers, CPGs and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the success of Quotient Promotions and Retailer iQ generally, including insufficient time, resources or funds committed by retailers to the promotion of our platforms and solutions, a retailer’s decision to forego marketing our platforms, our inability to obtain sufficient data rights to maximize the functionality of our platforms and our inability to monetize enhanced platform functionality, and our inability to efficiently integrate our platforms and Retailer iQ with a retailer’s system. Even if we are successful in driving the adoption and usage of our platforms and Retailer iQ by retailers, CPGs and consumers, if Retailer iQ fee arrangements or transaction volumes, or the mix of offers, change or do not meet our projections, our revenues may be harmed. We expect that the market will evolve in ways which may be difficult to predict. For instance, although we expect CPGs to stop spending on the offline free-standing insert (FSI), our expectations regarding the timing of such change or our expectations that CPGs will shift some of their FSI budgets to our solutions or about the timing of such shifts may not be accurate. It is also possible that digital promotion offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers, including through continued innovation and implementation of new initiatives associated with the digital promotions. For example, if consumer demand for our software-free print solution, cash-back receipt scanning solution, in-lane targeted promotions, or our mobile application does not grow as we expect or decreases, our business may be harmed. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted. For example, some retailers have discontinued the acceptance of paper coupons for a variety of reasons, including to address the fear that COVID-19 may be transmitted through paper. If retailers and consumers refuse to use our solutions involving paper, such as digital print, in-lane targeted offers, and receipt-scanning offers and rebates, our business could be harmed. Our revenues may also be harmed if we are unable to manage the transition and the growth of digital paperless coupons is slower than the decline in digital print coupons. Conversely, acceleration of this shift (from, for example, acceptance of digital paperless coupons by new retailers) could lead to unanticipated increases in revenue.

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

For example, retailer support and commitment are central to the success and scale of RPM. In turn, RPM fuels the data and insights that drive our other solutions and platforms. Our revenues and growth may be adversely impacted if RPM retailers do not support RPM or if we are unable to add new RPM retail partners. For example, our revenues were harmed in the first quarter of 2020 when retailers mostly paused or delayed and in some cases cancelled RPM campaigns in response to supply-chain challenges and out-of-stock product at shelf, consumer purchasing behavior changes, and other issues resulting from the COVID-19 pandemic.

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

We may develop products that require integration with a retailer’s systems and the systems of their service providers. The success of these products and our ability to launch them on time as planned similarly depend, in part, on retailer support. Delays by the retailer or their service providers could adversely impact our business. For example, delays in the launch of in-lane targeted promotions and sponsored product search adversely impacted our revenue growth for the second half of 2019. Further delays or lack of support from retailers on these products may negatively impact our revenues, costs of revenues, and recoverability of certain assets.

As our retail partners focus on the unprecedented challenges that COVID-19 has posed, they may not provide the support necessary for our product launches, which could cause delays. For example, our targeted in-lane at checkout and our eCommerce sponsored search products require resources and support from our retail partners and the success of these products could be adversely impacted by delays in planned launches for this year or by other lack of support.

We depend in part on data-rights agreements with our retail partners to power a range of products and the termination of such agreements or the failure to obtain additional data rights can severely impact our revenue and growth.

Our Promotions, Media, Audience and Analytics Cloud platforms and solutions, which include Retailer iQ, our targeted promotions and media offerings, and Quotient Analytics, are powered in part by data we obtain from our retail partners.  Our access to this data is governed by data-rights agreements with some of our retail partners.  These data-rights agreements have complex rules and are required to be renewed periodically.  If we fail to secure additional data rights or renew expiring data-rights agreements, if we are found to be in violation of any of our obligations under these agreements, or if retailers lose their data rights, we could lose access to retailer data.  Without retailer data, our Promotions, Media, Audience and Analytics Cloud platforms and solutions would be less valuable to our CPG customers, publishers, ad tech and retail partners. In addition, changes to international, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, e-commerce, competition, price discrimination, consumer protection, taxation, and the use of promotions may require us to amend, or alter our practices under, our data rights agreements.  If we and our retail partners cannot respond timely to such legal and regulatory changes, or if retailers decide to limit or prohibit use of their data to comply with such changes our revenue and growth would be impaired.  For instance, if the California Consumer Privacy Act, or CCPA, is amended to prohibit the “sale” (as defined in the CCPA) of loyalty program data, or if retailers restrict our use of purchase and loyalty card data in light of the CCPA or similar laws or regulations, our business will be harmed. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.

Our ability to generate revenue depends on our collection and use of significant amounts of data from various sources, which may be restricted by consumer choice, restrictions imposed by retailers, publishers and browsers or other software developers, changes in technology, and new developments in laws, regulations and industry standards.

Our ability to deliver our Promotions, Media, Audience and Analytics Cloud platforms and solutions depends on our ability to successfully leverage data, including data that we collect from consumers, data we receive from retail partners and third parties, and data from our own operating history.  Using cookies, loyalty card numbers both on-line and in-store, device identifiers, and other tracking technologies, we collect information about the interactions of consumers with our retail partners’ digital properties and in-store, our own and operated properties, and certain other publisher sites. Our ability to successfully leverage such data depends on our continued ability to access and use such data, which can be restricted by a number of factors, including consumer choice, the success of our retail partners in obtaining consumer consent, restrictions imposed by our retail partners, publishers and web browser developers or other software developers, changes in technology, including changes in web browser technology, and new developments in, or new interpretations of laws, regulations and industry standards. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanism as a result of industry regulatory and/or legal developments, the adoption by consumers of browsers settings or “ad-blocking” software and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.

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

In addition to other factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•

our ability to grow our revenues by increasing our share of CPG spending and the number of brands using our platforms, including Retailer iQ, increasing media spending on our platforms, the timing and extent of CPGs switching from free standing inserts to digital promotions, further integrating with our retailers, adding new CPGs and retailers to our network and growing our current consumer base and expanding into new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;

•	our ability to leverage retailer demands to increase CPG spend on RPM;

our ability to grow our revenues will depend on CPGs’ annual marketing budgets which are affected by economic headwinds facing the CPG industry;

•

reduction in demand or volatility in demand for one or more of our products, which may be caused by, among other things: delay or cancellation of marketing campaigns by CPGs and retailers as they focus on manufacturing in-demand products, replenishing out-of-stock items, adjust to changes in consumer purchasing behavior, contend with supply-chain challenges, and other issues arising out of the COVID-19 pandemic;

•	disruption of planned themed marketing campaigns by CPGs and retailers, including campaigns that were adversely impacted by shelter-in-place orders and social distancing due to the COVID-19 pandemic;

•	reduction in overall media spend by CPGs in reaction to the COVID-19 pandemic, which harmed our media business in March of 2020 and may continue to have an adverse effect through the rest of 2020;
•	our ability to successfully respond to changes in the digital promotions and media market and continue to grow the market and demand for our platforms;

•	our ability to grow consumer selection and use of our digital promotion offerings and attract new consumers to our platforms;
•	the amount and timing of digital promotions and marketing campaigns by CPGs, which are affected by budget cycles, economic conditions, seasonality and other factors;
•	the impact of global business or macroeconomic conditions, including the resulting effects on the level of coupon and trade promotion spending by CPGs and spending by consumers;
•	our ability to grow and maintain our relationships with retailers, including our ability to negotiate favorable data rights agreements with retailers;
•	the impact of competitors or competitive products and services, and our ability to compete in digital marketing;
•	our ability to obtain and increase the number of high quality promotions;
•

changes in consumer behavior with respect to digital promotions and media and how consumers access digital promotions and media and our ability to develop applications that are widely accepted and generate revenues for CPGs, retailers and us;

•	the costs of investing, maintaining and enhancing our technology infrastructure;
•	increased legal and compliance costs associated with data protection laws and regulations in various jurisdictions, including the CCPA, which went into effect on January 1, 2020;
•	the costs of developing new products, solutions and enhancements to our platform;
•	whether new products successfully launch on time;
•	our ability to manage our growth, including scaling Retailer iQ, developing and growing our Media, Audience and Analytics Cloud platforms;
•	the success of our sales and marketing efforts;
•	the costs of acquiring new companies;
•	the costs of successfully integrating acquired companies and employees into our operations, including costs related to the integration of Elevaate, SavingStar and Ubimo;
•	changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•	our ability to deal effectively with fraudulent transactions or customer disputes;
•	our ability to collect payment for services timely, as COVID-19 pandemic may cause liquidity issues for some of our customers;
•	the attraction and retention of qualified employees and key personnel, which can be affected by changes in U.S. immigration policies;
•	the effectiveness of our internal controls;
•	increased legal, accounting and compliance costs associated with complying with Section 404 of the Sarbanes-Oxley Act (“SOX”);
•	changes in accounting rules, tax laws or interpretations thereof; and
•	changes in the way we process and deliver our services, which could affect whether revenue is recognized on a net or gross basis.

The effects of these factors individually or in combination, including the uncertainty created by the COVID-19 pandemic, could cause our quarterly and annual operating results to fluctuate, and affect our ability to forecast those results and our ability to achieve those forecasts. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet or exceeding the expectations of our investors or financial analysts for any period. In addition, we may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on predictions of our management, which are necessarily uncertain in nature. The guidance provided depends on our prediction of CPG marketing budgets which can fluctuate greatly and are beyond our control.  Our guidance may vary materially from actual results. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below or above the expectations of our investors or financial analysts, or below or above any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below or above the expectations of analysts or investors, the price of our common stock could decline or increase substantially. Such a stock price decline or increase could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert our management’s attention and resources. If we exceed our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but exceed analyst or investor expectations, our stock price could increase.

The effects of health epidemics, including the recent COVID-19 pandemic, could have an adverse impact on our business, operations and the markets and communities in which we and our partners operate.

Our business and operations could be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we and our partners operate. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to many countries worldwide, including the United States.

The President of the United States has declared the COVID-19 pandemic a national emergency. In response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners. The effects of these indefinite travel restrictions and alternative working arrangements are unknown, and may negatively impact the productivity of our employee base, and a disproportionately negative impact on our sales and operations functions, which could have an adverse effect on our business, operating results, and financial condition.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular is difficult to assess or predict, the pandemic has resulted in, and may continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 and its impacts could decrease marketing spend, particularly in media, adversely affecting the demand for our products, our business, and the value of our common stock. While we have seen CPGs historically continue to spend on promotions during economic downturns, there is no guarantee they will continue to do so.

The global pandemic of COVID-19 continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. The COVID-19 pandemic, and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.

If the distribution or other fees that we pay as a percentage of our revenues increase, our gross profit and business will be harmed.

When we deliver promotions or media on a retailer’s receipt, website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid or guaranteed prior to being incurred. We also pay fees to retailers for use of their data in our Promotions, Media, Analytics, and Audience platforms and solutions. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. Additionally, some of our agreements with retailers include certain prepaid or guaranteed distribution fees. If the adoption and usage of Retailer iQ, targeted in-lane at checkout offers, and our other platforms and solutions do not meet projections or minimums, these prepaid or guaranteed distribution fees will not be recoverable and any shortfall may be payable by us at the end of the applicable period. For example, during the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retail partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement.

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

•	evolving fee arrangements with retailers, because as we expand our product offerings we have also expanded distribution fee arrangements with retailers which might have an impact on our gross margins;
•	success of our pricing strategies, including strategies that guarantee certain outcomes;
•	success of our investments in technology and automation or through acquisitions to gain cost efficiencies; and
•	pricing and acceptance of higher-margin new products.

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

We must continue to maintain and expand the use by consumers of digital promotions in order to increase the attractiveness of our platforms to CPGs and retailers and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of relevant and high quality digital promotions, or that the usage of digital promotions is easy and convenient through our platforms, we may not be able to attract or retain consumers on our platforms. If we are unable to maintain and expand the use by consumers of digital promotions on our platforms, including through our software-free print solution, our retail partners properties, our white label customer relationship management solutions, and Coupons.com and Shopmium mobile applications, or if we do not do so to a greater extent than our competitors, CPGs may find that offering digital promotions on our platforms do not reach consumers with the scale and effectiveness that is compelling to them. Likewise, if retailers find that using our platforms, including Retailer iQ, does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, then the revenues we generate may not increase to the extent we expect or may decrease. Any of these could adversely affect our operating results.

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

Consumer shopping behavior has changed dramatically in response to the COVID-19 pandemic, as shoppers began to self-isolate to stay healthy, rely on online grocery shopping, stock-up on supplies in preparation for extended staying at home, and change the products they buy. If consumers decide not to use our products that involve paper as a result of COVID-19 and do not find our purely digital products compelling, our business could be harmed.

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

Our sales could be adversely impacted by industry changes relating to the use of third-party advertising agencies. For example, if CPGs or retailers seek to bring their campaigns in-house rather than using an agency, we would need to develop direct relationships with the CPGs or retailers, which we might not be able to do and which could increase our sales and marketing expenses. Moreover, to the extent that we do not have a direct relationship with CPGs or retailers, the value we provide to CPGs and retailers may be attributed to the third-party advertising agency rather than to us, further limiting our ability to develop long-term relationships directly with CPG and retailers. CPGs and retailers may move from one third-party advertising agency to another, and we may lose the underlying business. The presence of third-party advertising agencies as intermediaries between us and the CPGs and retailers thus creates a challenge to building our own brand awareness and affinity with the CPGs and retailers that are the ultimate source of our revenues. In addition, third-party advertising agencies conducting business with us may offer their own digital marketing solutions. As such, these third-party advertising agencies are, or may become, our competitors. If they further develop their own capabilities they may be more likely to offer their own solutions to advertisers, and our ability to compete effectively could be significantly compromised and our business, financial condition and operating results could be adversely affected.

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

We expect competition in digital promotions and media and audiences to continue to increase. The market for digital promotions and media and audiences is competitive, fragmented and rapidly changing. We compete against a variety of companies with respect to different aspects of our business, including:

•

offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupon promotions and discounts on products and services in free standing inserts or other forms, including Valassis Communications, Inc., News America Marketing and Catalina Marketing Corporation;

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

We have significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Through acquisitions we have added four additional offices within the last two years.  Such expansion increases the complexity of our business and places significant demands on our management, operations, technical performance, financial resources and internal control over financial reporting functions. Continued growth could strain our ability to deliver digital promotions and media on our platforms, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. Failure to manage our expansion may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.

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

We expect that our sales cycles with CPGs and retailers will be unpredictable as a result of the uncertainty caused by the COVID-19 pandemic; and as CPGs and retailers focus on COVID-19 issues and sales meetings are conducted remotely due to shelter-in-place orders and work and travel restrictions.

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

We currently have not experienced disruptions to our network or operations as a result of COVID-19 but there are no guarantees there will not be disruptions in the future.

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

Our ability to provide services to consumers depends on our ability to communicate with CPGs, retailers and customers through the public Internet and electronic networks that are owned and operated by third parties. Our products and services also depend on the ability of our users to access the public Internet. In addition, in order to provide services promptly, our computer equipment and network servers must be functional 24 hours per day, which requires access to telecommunications facilities managed by third parties and the availability of electricity, which we do not control. A severe disruption of one or more of these networks, including as a result of utility or third-party system interruptions, could impair our ability to process information, which could impede our ability to provide digital promotions and media to consumers, harm our reputation, result in a loss of customers or CPGs and retailers and adversely affect our business and operating results. For example, currently, as a result of work and travel restrictions related to the ongoing COVID-19 pandemic, all of our employees are working remotely and dependent upon their respective internet service providers to be able to access the internet, our systems and systems of our service providers. In other words, our business workflows now rely on availability of residential broadband bandwidth as well as connectivity which is currently under considerable strain. If the residential broadband and internet access break down under strain, our business and operations would be harmed.

If our security measures or information we collect and maintain are compromised or publicly exposed, CPGs, retailers and consumers may curtail or stop using our platforms and we could be subject to claims, penalties and fines.

We collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Like all businesses that use computer systems and the Internet, our security measures, and those of companies we may acquire and our third-party service providers and partners, may not detect or prevent all attempts to gain access to our systems, denial-of-service attacks, viruses, malicious software including malware and ransomware, break-ins, phishing attacks, social engineering, human error, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our systems or solutions or that we or our third-party service providers and partners otherwise maintain, including payment systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information or proprietary data, or subject us to fines or higher transaction fees or limit or result in the termination of our access to certain payment methods. Due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks. If we, or our service providers and partners, experience compromises to our security that result in performance or availability problems, the complete shutdown of one or more of our websites and mobile applications, or the misuse, loss or unauthorized access to or disclosure of confidential information, personally identifiable information, or other personal or proprietary data, CPGs, retailers, and consumers may lose trust and confidence in us and decrease their use of our platforms or stop using our platforms entirely. Such compromises to personal or sensitive information or proprietary data could lead to litigation or other adversarial actions by business partners such as retailers or consumers.

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

For example, the California Consumer Privacy Act of 2018 (“CCPA”) came into effect on January 1, 2020; the CCPA has already been amended once and grants consumers new rights with respect to their personal information. We believe our policies and practices comply in material respects with applicable privacy, data protection, data security, marketing and consumer protection guidelines, laws and regulations. However, if our belief is incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information or implement new safeguards or business processes to help individuals manage our use of their information, among other changes. We also cannot control our retail partners’ approach or interpretation of CCPA or other privacy regulations, which may impact their willingness or ability to provide us data that our platforms and solutions are dependent upon, or the terms on which they are willing or able to provide it. Changes to our data sources may restrict our ability to maintain or grow our revenues as anticipated.

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

Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers at any time. Some Internet users also download "ad blocking" software that prevents cookies from being stored on a user's computer. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari and Firefox browsers block third-party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers are altered by Internet users to permit the placement of third-party cookies, we would be able to set fewer of our cookies in users’ browsers, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to identify individual Internet users or Internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same anonymous user across different web properties, and reduce the effectiveness of our solution.

In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the "Cookie Directive," directs EU member states to ensure that collecting information on an Internet user's computer, such as through a cookie, is allowed only if the Internet user has appropriately given his or her prior freely given, specific, informed and unambiguous consent. Similarly, this Directive, which also contains specific rules for the sending of marketing communications, limits the use of marketing texts messages and e-mails. Additionally, an e-Privacy Regulation, which will replace the Cookie Directive with requirements that could be stricter in certain respects, apply directly to activities within the EU without the need to be transposed in each Member State’s Law, and could impose stricter requirements regarding the use of cookies and marketing e-mails and text messages and additional penalties for noncompliance, has been proposed, although at this time it is unclear whether it will be approved as it is currently drafted or when its requirements will be effective. We may experience challenges in obtaining appropriate consent to our use of cookies from consumers or to send marketing communications to consumers within the EU, which may affect our ability to run promotions and our operating results and business in European markets, and we may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

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

Additionally, the United Kingdom has exited from the EU, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. While the UK Data Protection Act of 2018, that “implements” and complements the GDPR is effective in the United Kingdom, it remains unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR following the Brexit transition period ending on December 31, 2020. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them. Additionally, the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  The CCPA requires covered companies to provide detailed disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and creates a new cause of action for data breaches.

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For instance, with the increased focus on the use of data for advertising, the anticipation and expectation of future laws, regulations, standards and other obligations could impact us and our existing and potential business partners and delay certain business partnerships or deals until there is greater certainty. In addition, as we expand our data analytics and other data-related product offerings there may be increased scrutiny on our use of data and we may be subject to new and unexpected regulations. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to provide targeted digital promotions and media to consumers, CPGs and retailers, thereby impairing our ability to maintain and grow our total customers and increase revenues. Future restrictions on the collection, use, sharing or disclosure of our users’ data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our solutions, possibly in a material manner, and could limit our ability to develop or outright prohibit new solutions and features. Any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations.  If our measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards relating to privacy, data protection, data security, marketing or consumer protection, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our users’, CPGs’ or retailers’ ability to use and share personally identifiable information or our ability to store, process and share personally identifiable information or other data, demand for our solutions could decrease, our costs could increase, our revenue growth could slow, and our business, financial condition and operating results could be harmed.

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

Changes in the U.S. taxation of international activities may increase our worldwide effective tax rate and harm our financial condition and results of operations. The taxing authorities of the jurisdictions in which we plan to operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations. Significant judgment will be required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there will be many transactions and calculations for which the ultimate tax determination is uncertain. As we expand our business to operate in numerous taxing jurisdictions, the application of tax laws may be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Act.  In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. income tax expense.

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

We prepare our financial statements to conform to U.S. GAAP. These accounting principles are subject to interpretation by the FASB, American Institute of Certified Public Accountants (“AICPA”), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in June 2016, the FASB issued a new standard, Topic 326, which requires us to estimate expected credit losses, measured over the contractual life of an asset, beginning in our first quarter of fiscal year 2020.

We are currently or could be exposed in the future to fluctuations in currency exchange rates and interest rates.

To date, we have generated almost all of our revenues from within the United States. As a result, we currently do not have significant revenues or expenses in our international operations and we do not hedge our foreign currency exchange risk. However, we plan to grow our operations and offerings through expansion in existing international markets and by partnering with our existing CPGs and retailers to enter new geographies that are important to them. For example, we opened a research and development facility in Bangalore, India and acquired Ubimo, which has research and development operations in Tel-Aviv, Israel. As we expand our business outside the United States we will face exposure to adverse movements in currency exchange rates. We will be exposed to foreign exchange rate fluctuations from the conversion of collections and expenses not denominated in U.S. dollars. If the U.S. dollar weakens against foreign currencies, the conversion of these foreign currency denominated transactions will result in increased revenues, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, the conversion of these foreign currency denominated transactions will result in decreased revenues, operating expenses and net income. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. Our risks related to currency fluctuations will increase as our international operations become an increasing portion of our business. In addition, we face exposure to fluctuations in interest rates which may impact our investment income unfavorably.

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

Our headquarters is located in Mountain View, California. Our current technology infrastructure is hosted across two data centers in co-location facilities in California and Nevada. In addition, we use two other co-location facilities in California and Virginia to host our Retailer iQ platform. Our services, operations and the data centers from which we provide our services are vulnerable to damage or interruption from earthquakes, fires, floods, public health crises such as pandemics and epidemics, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events (such as the COVID-19 pandemic). A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, financial condition and results of operations and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism could cause disruptions to the Internet, our business or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting areas where data centers upon which we rely are located, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Such disruptions could negatively impact our ability to run our websites, which could harm our business.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

We may in the future be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity or equity-linked financing, such as our convertible senior notes, may dilute the interests of our stockholders, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state law provisions, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset post-change taxable income. If we have experienced an ownership change our existing NOLs may be subject to limitations under Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, also could result in an ownership change under Section 382 of the Code. Additionally, our NOLs arising in tax years beginning prior to January 1, 2018 are subject to expiration and may expire prior to being utilized. Under the Tax Act, as modified by the CARES Act, NOLs arising in tax years beginning after December 31, 2017, are not subject to expiration and may be carried forward indefinitely, but the deductibility of such NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. There is also a risk that our NOLs could otherwise be unavailable to offset future income tax liabilities due to changes in the law, including regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We do not expect this to have a material impact on our financials because we currently maintain a full valuation allowance on our U.S. deferred tax assets. For these reasons, we may not be able to utilize all of our NOLs, even if we attain profitability.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 43% of our outstanding common stock, based on the number of shares outstanding as of March 31, 2020. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our Board of Directors previously approved programs for us to repurchase shares of our common stock. In April 2019, our Board of Directors authorized a one-year share repurchase program (“May 2019 Program”) for us to repurchase up to $60.0 million of our common stock from May 2019 through May 2020. In August 2019, our Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for us to repurchase up to $50.0 million of our common stock from August 2019 through August 2020. In March 2020, we suspended the August 2019 Program, as a precautionary measure to maximize liquidity and increase available cash on hand during this time of uncertainty. During the three months ended March 31, 2020, we did not repurchase any shares of our common stock. As of March 31, 2020, $50.0 million remained available for repurchase under the August 2019 Program. If our Board of Directors were to authorize a new repurchase program, the existence of such program could cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under any stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. In addition, we may face media or other scrutiny for past and any future stock repurchase programs. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Issuer Purchases of Equity Securities

In August 2019, the Company’s Board of Directors authorized a one-year share repurchase program for the Company to repurchase up to $50.0 million of its common stock from August 2019 through August 2020. During the three months ended March 31, 2020, the Company did not repurchase any shares of its common stock. As of March 31, 2020, $50.0 million remained available for repurchase under the August 2019 Program. In March 2020, the Company suspended the August 2019 Program, as a precautionary measure to maximize liquidity and increase available cash on hand during this time of uncertainty.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	03/11/16

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/06/15

4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	02/25/14

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	01/31/14

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

QUOTIENT TECHNOLOGY INC.

Dated: May 5, 2020	By:	/s/ Steven Boal
Steven Boal
Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2020	By:	/s/ Pamela Strayer
Pamela Strayer
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)