Form 10-Q
period 2020-06-30
Quotient Technology Inc.
filed 2020-08-05
CIK 1115128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, the registrant had 90,449,766 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.

INDEX

REPORT ON

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$211,872	$224,764
Accounts receivable, net of allowance for credit losses of $2,079 and $2,021 at June 30, 2020 and December 31, 2019, respectively	94,311	125,304
Prepaid expenses and other current assets	23,991	22,026
Total current assets	330,174	372,094
Property and equipment, net	15,340	13,704
Operating lease right-of-use assets	16,851	7,211
Intangible assets, net	55,319	69,752
Goodwill	128,427	128,427
Other assets	1,098	750
Total assets	$547,209	$591,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,308	$19,116
Accrued compensation and benefits	7,801	15,232
Other current liabilities	47,200	50,032
Deferred revenues	13,011	10,903
Contingent consideration related to acquisitions	3,207	27,000
Total current liabilities	83,527	122,283
Other non-current liabilities	17,572	7,119
Contingent consideration related to acquisitions	10,239	9,220
Convertible senior notes, net	171,589	166,157
Deferred tax liabilities	1,937	1,937
Total liabilities	284,864	306,716
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 90,414,440 and 89,371,199 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	684,285	671,060
Accumulated other comprehensive loss	(1,160)	(916)
Accumulated deficit	(420,781)	(384,923)
Total stockholders’ equity	262,345	285,222
Total liabilities and stockholders’ equity	$547,209	$591,938

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$83,455	$104,691	$182,242	$202,798
Costs and expenses:
Cost of revenues	50,731	64,106	111,842	120,929
Sales and marketing	23,814	23,870	48,848	49,393
Research and development	8,621	8,699	19,214	19,069
General and administrative	12,268	12,835	27,358	26,458
Change in fair value of contingent consideration	3,766	(3,009)	4,226	53
Total costs and expenses	99,200	106,501	211,488	215,902
Loss from operations	(15,745)	(1,810)	(29,246)	(13,104)
Interest expense	(3,610)	(3,470)	(7,184)	(6,909)
Other income, net	187	1,508	767	3,039
Loss before income taxes	(19,168)	(3,772)	(35,663)	(16,974)
Provision for (benefit from) income taxes	(35)	134	195	160
Net loss	$(19,133)	$(3,906)	$(35,858)	$(17,134)
Net loss per share, basic and diluted	$(0.21)	$(0.04)	$(0.40)	$(0.18)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	90,112	92,558	89,875	93,406

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(19,133)	$(3,906)	$(35,858)	$(17,134)
Other comprehensive income (loss):
Foreign currency translation adjustments	(11)	15	(244)	45
Comprehensive loss	$(19,144)	$(3,891)	$(36,102)	$(17,089)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total stockholders' equity, beginning balances	$274,081	$346,620	$285,222	$380,087

Common stock and additional paid-in capital:
Beginning balances	$676,878	$689,810	$671,061	$703,023
Stock-based compensation	7,129	8,227	14,790	16,329
Exercise of employee stock options	16	193	484	1,636
Issuance of common stock for services provided	228	—	228	—
Issuance of common stock, purchase plan	1,050	1,427	1,050	1,427
Payments for taxes related to net share settlement of equity awards	(1,015)	(1,810)	(3,327)	(6,461)
Retirement of treasury stock	—	(32,181)	—	(50,288)
Ending balance	$684,286	$665,666	$684,286	$665,666

Treasury stock:
Beginning balances	$—	$—	$—	$—
Repurchase of common stock	—	(45,784)	—	(70,946)
Retirement of treasury stock	—	45,784	—	70,946
Ending balance	$—	$—	$—	$—

Accumulated other comprehensive loss:
Beginning balances	$(1,149)	$(814)	$(916)	$(844)
Other comprehensive income (loss)	(11)	15	(244)	45
Ending balance	$(1,160)	$(799)	$(1,160)	$(799)

Accumulated deficit:
Beginning balances	$(401,648)	$(342,376)	$(384,923)	$(322,093)
Retirement of treasury stock	—	(13,603)	—	(20,658)
Net loss	(19,133)	(3,906)	(35,858)	(17,134)
Ending balance	$(420,781)	$(359,885)	$(420,781)	$(359,885)

Total stockholders' equity, ending balances	$262,345	$304,982	$262,345	$304,982

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(35,858)	$(17,134)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,843	15,632
Stock-based compensation	14,532	16,084
Amortization of debt discount and issuance cost	5,432	5,150
Allowance for credit losses	263	366
Deferred income taxes	195	160
Change in fair value of contingent consideration	4,226	53
Other non-cash expenses	1,442	1,219
Changes in operating assets and liabilities:
Accounts receivable	30,730	3,368
Prepaid expenses and other current assets	(2,470)	(2,779)
Accounts payable and other current liabilities	(7,551)	3,349
Payments for contingent consideration and bonuses	(15,418)	—
Accrued compensation and benefits	(7,478)	(3,249)
Deferred revenues	2,108	1,616
Net cash provided by operating activities	7,996	23,835

Cash flows from investing activities:
Purchases of property and equipment	(4,689)	(4,729)
Purchase of intangible assets	—	(14,811)
Proceeds from maturities of short-term investment	—	20,738
Net cash (used in) provided by investing activities	(4,689)	1,198

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	1,762	3,063
Payments for taxes related to net share settlement of equity awards	(3,327)	(6,461)
Repurchases and retirement of common stock under share repurchase program	—	(69,879)
Principal payments on promissory note and capital lease obligations	(91)	(229)
Payments for contingent consideration	(14,582)	—
Net cash used in financing activities	(16,238)	(73,506)
Effect of exchange rates on cash and cash equivalents	39	23
Net decrease in cash and cash equivalents	(12,892)	(48,450)
Cash and cash equivalents at beginning of period	224,764	302,028
Cash and cash equivalents at end of period	$211,872	$253,578

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$67	$119
Cash paid for interest	$1,752	$1,760

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	$908	$355
Intangible asset acquisitions not yet paid	$1,000	$—
Repurchase of common stock not settled	$—	$2,623

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

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2020 or for any other period. Certain prior period amounts on the condensed consolidated balance sheets have been reclassified to conform to the current period’s presentation.

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

Digital promotion programs also include the Company’s Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and others, and coupon code offers. Each time a consumer makes a purchase using a coupon code, a fee is typically paid to the Company. The Company usually generates revenues when a consumer makes a purchase using a coupon code from its platform and completion of the order is reported to the Company. In the same period that the Company recognizes revenues for the delivery of coupon codes, it also estimates and records a reserve, based upon historical experience, to provide for end-user cancelations or product returns which may not be reported until a subsequent date.

Gross Versus Net Revenue Reporting

In the normal course of business and through its distribution network, the Company delivers digital promotions and media on retailers’ websites through retailers’ loyalty programs, and on the websites of digital publishers. In these situations, the Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). The Company reports certain digital promotion and media advertising revenues for campaigns placed on third-party owned properties on a gross basis, that is, the amounts billed to its customers are recorded as revenues, and distribution fees paid to retailers or digital publishers are recorded as cost of revenues. The Company is the principal because it controls the digital promotion and media advertising inventory before it is transferred to its customers. The Company’s control is evidenced by its sole ability to monetize the digital coupon and media advertising inventory, being primarily responsible to its customers, having discretion in establishing pricing for the delivery of the digital promotions and media, or a combination of these.

In other cases, the Company reports certain digital media advertising revenues on a net basis, that is, the costs for digital advertising inventory and third-party data paid to suppliers are deducted from gross revenues to arrive at net revenues. The Company’s performance obligation in these arrangements is to provide the use of its platforms that enables customers to bid on digital advertising inventory, which is determined based on real-time bidding, use of data and other add-on features in designing and executing their campaigns. The Company charges its customers a platform fee based on a percentage of the digital advertising inventory and data costs purchased through the use of its platforms and the platform fee is not contingent on the results of a digital media advertising campaign. The Company has determined that it’s an agent in these arrangements because it does not have control of the digital advertising inventory before it is transferred to the customer and does not set prices agreed upon within the auction marketplace.

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

For the three and six months ended June 30, 2020, the Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

Deferred Revenues

Deferred revenues consist of promotion setup fees, promotion campaign fees and digital media fees that are expected to be recognized upon click, or delivery of media impressions, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for the six months ended June 30, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations of $13.9 million, partially offset by $11.8 million of recognized revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Promotion	$46,627	$57,551	$106,338	$121,118
Media	36,828	47,140	75,904	81,680
Total Revenue	$83,455	$104,691	$182,242	$202,798

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,907	—	—	$104,907
U.S. Treasury Bills	—	—	—	—
Total	$104,907	$—	$—	$104,907
Liabilities:
Contingent consideration related to acquisitions	—	—	13,446	13,446
Total	$—	$—	$13,446	$13,446

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$124,303	—	—	$124,303
U.S. Treasury Bills	15,120	—	—	15,120
Total	$139,423	$—	$—	$139,423
Liabilities:
Contingent consideration related to acquisitions	—	—	36,220	36,220
Total	$—	$—	$36,220	$36,220

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

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Ubimo	Elevaate	Ahalogy	Ubimo	Elevaate	Ahalogy
	Level 3	Level 3	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$5,979	$3,701	$—	$5,686	$3,534	$27,000
Change in fair value during the period	4,260	(494)	—	4,553	(327)	—
Payments made during the period	—	—	—	—	—	(27,000)
Total	$10,239	$3,207	$—	$10,239	$3,207	$—

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Elevaate	Ahalogy	Elevaate	Ahalogy
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$7,133	$24,893	$6,121	$22,842
Change in fair value during the period	(4,118)	1,108	(3,106)	3,159
Total	$3,015	$26,001	$3,015	$26,001

The Company recorded a charge of $3.7 million and $4.2 million during the three and six months ended June 30, 2020, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying condensed consolidated statements of operations. The Company recorded a benefit of $3.0 million and a charge of $0.1 million during the three and six months ended June 30, 2019, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying condensed consolidated statements of operations.

During the six months ended June 30, 2020, the Company paid $27.0 million related to Ahalogy’s achievement of financial metrics subject to contingent consideration during the measurement period ending December 31, 2019, and as a result, no liability exists as of June 30, 2020. Out of the total consideration paid, $14.6 million was originally measured and recorded on the acquisition date and $12.4 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the condensed consolidated statements of operations.

Fair Value Measurements of Other Financial Instruments

As of June 30, 2020 and December 31, 2019, the fair value of the Company’s 1.75% convertible senior notes due 2022 was $190.0 million and $195.4 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

4. Allowance for Credit Losses

The summary of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at the beginning of period	$2,043	$1,331	$2,021	$1,200
Provision for expected credit losses	46	234	263	366
Write-offs charged against the allowance	(10)	(184)	(205)	(185)
Balance at the end of period	$2,079	$1,381	$2,079	$1,381

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Software	$42,784	$41,876
Computer equipment	23,658	25,773
Leasehold improvements	5,855	5,883
Furniture and fixtures	2,473	2,449
Total	74,770	75,981
Accumulated depreciation and amortization	(63,678)	(63,543)
Projects in process	4,248	1,266
Total property and equipment, net	$15,340	$13,704

Depreciation and amortization expense related to property and equipment was $1.8 million and $3.4 million for the three and six months ended June 30, 2020, respectively, and $1.9 million and $3.7 million for the three and six months ended June 30, 2019, respectively.

The Company capitalized internal use software development and enhancement costs of $1.9 million and $3.6 million during the three and six months ended June 30, 2020, respectively, and $2.0 million and $3.0 million during the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2020, the Company had $0.8 million and $1.5 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense and recorded as cost of revenues, as compared to $0.6 million and $1.2 million during the three and six months ended June 30, 2019, respectively. The unamortized capitalized development costs were $7.9 million and $5.8 million as of June 30, 2020 and December 31, 2019, respectively.

Accrued Compensation and Benefits

Accrued compensation and benefits consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Commissions	$2,784	$5,996
Payroll and related expenses	2,692	2,533
Bonus	1,405	5,997
Vacation	920	706
Total accrued compensation and benefits	$7,801	$15,232

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Distribution fees	$17,925	$20,360
Traffic acquisition cost	8,303	5,278
Prefunded liability	5,042	5,429
Marketing expenses	3,624	2,164
Operating lease liabilities	3,039	3,168
Liability related to purchased intangible asset	1,000	1,000
Interest payable	282	282
Other	7,985	12,351
Total other current liabilities	$47,200	$50,032

6. Acquisitions

Acquisition of Ubimo

On November 19, 2019, the Company acquired all outstanding shares of Ubimo, a leading data and media activation company.

The total preliminary acquisition consideration of $20.7 million consisted of $15.0 million in cash and contingent consideration of up to $24.8 million payable in cash with an estimated fair value of $5.7 million as of the acquisition date. The contingent consideration payout is based on Ubimo achieving certain financial metrics between the date of the acquisition through December 31, 2021. The acquisition date fair value was determined using an option pricing model. The fair value of the contingent consideration will be re-measured through earnings every reporting period. Refer to Note 3 for the fair value of contingent consideration at June 30, 2020.

Acquisition of Elevaate

On October 26, 2018, the Company acquired all the outstanding shares of Elevaate, a sponsored search company for retail partners and CPG brands.

The total preliminary acquisition consideration of $13.3 million consisted of $7.2 million in cash and contingent consideration of up to $18.5 million payable in cash with an estimated fair value of $6.1 million as of the acquisition date. The contingent consideration payout is based on Elevaate achieving certain financial metrics between February 1, 2019 through January 31, 2021. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration will be re-measured every reporting period. Refer to Note 3 for the fair value of contingent consideration at June 30, 2020.

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

The total preliminary acquisition consideration of $36.4 million consisted of $21.8 million in cash and contingent consideration of up to $30.0 million payable in all cash with an estimated fair value of $14.6 million as of the acquisition date. The contingent consideration payout is based on Ahalogy achieving certain financial metrics between closing through December 31, 2019. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration is re-measured every reporting period. As of December 31, 2019, the date that the contingent consideration period ended, Ahalogy earned the full payout of the contingent consideration by achieving certain financial metrics. The Company paid out $30.0 million during the three and six months ended June 30, 2020, of which $27.0 million related to contingent consideration and $3.0 million related to certain bonuses; and as a result, no liability exists as of June 30, 2020. Of the total $30.0 million that was paid, $14.6 million is classified within financing activity and the remaining $15.4 million is classified within operating activity on the Company’s condensed consolidated statements of cash flows. Refer to Note 3 for the fair value of contingent consideration at June 30, 2020.

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

The following table summarizes the preliminary acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	(1) Acquisition Related Expenses
Ubimo	$20,740	$384	$10,750	$9,606	Not Deductible	$579
Elevaate	13,346	(60)	3,781	9,625	Not Deductible	549
SavingStar	7,485	(1,126)	2,577	6,034	Not Deductible	556
Ahalogy	36,432	2,196	11,580	22,656	Not Deductible	684
	$78,003	$1,394	$28,688	$47,921		$2,368

(1)	Expensed as general and administrative

The following sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Ubimo	Estimated Useful Life (in Years)	Elevaate	Estimated Useful Life (in Years)	SavingStar	Estimated Useful Life (in Years)	Ahalogy	Estimated Useful Life (in Years)
Developed technologies	$7,100	4.0	$3,307	5.0	$1,476	3.0	$3,100	4.0
Customer relationships	3,400	2.0	379	5.0	1,040	3.0	6,210	6.0
Trade names	250	4.0	95	3.0	61	1.5	650	4.0
Vendor relationships	—	—	—	—	—	—	1,620	2.0
Total identifiable intangible assets	$10,750		$3,781		$2,577		$11,580

7. Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	June 30, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,684	$(20,756)	$13,928	1.8
Promotion service rights	30,548	(13,525)	17,023	3.1
Developed technologies	27,170	(16,069)	11,101	2.8
Customer relationships	22,690	(14,263)	8,427	3.0
Data access rights	10,801	(7,355)	3,446	1.8
Domain names	5,948	(5,573)	375	0.3
Trade names	2,823	(1,888)	935	1.8
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(891)	84	2.3
Registered users	420	(420)	—	0.0
	$138,569	$(83,250)	$55,319	2.6

	December 31, 2019
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,684	$(16,098)	$18,586	2.2
Promotion service rights	30,548	(10,682)	19,866	3.6
Developed technologies	27,170	(12,790)	14,380	3.2
Customer relationships	22,690	(12,267)	10,423	3.3
Data access rights	10,801	(6,415)	4,386	2.3
Domain names	5,948	(5,540)	408	0.8
Trade names	2,823	(1,560)	1,263	2.2
Vendor relationships	2,510	(2,172)	338	0.4
Patents	975	(873)	102	2.8
Registered users	420	(420)	—	0.0
	$138,569	$(68,817)	$69,752	3.0

As of June 30, 2020 and December 31, 2019, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $7.1 million and $14.4 million during the three and six months ended June 30, 2020, respectively, and $6.0 million and $11.9 million during the three and six months ended June 30, 2019, respectively. Estimated future amortization expense related to intangible assets as of June 30, 2020 is as follows (in thousands):

Total
2020, remaining six months	$13,096
2021	21,001
2022	13,419
2023	6,642
2024	809
2025 and beyond	—
Total estimated amortization expense	$54,967

As of June 30, 2020, the Company performed an analysis of the impact of recent events, including business and market disruption caused by COVID-19, on the fair values of its intangible assets, and determined that an impairment does not exist. However, there can be no assurances that intangible assets will not be impaired in future periods and the Company will continue to monitor the operating results, cash flow forecasts and challenges from declines in current market conditions, as well as impacts of COVID-19 for these intangible assets.

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

The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

	June 30,	December 31,
	2020	2019
Principal	$200,000	$200,000
Unamortized debt discount	(26,162)	(31,132)
Unamortized debt issuance costs	(2,249)	(2,711)
Net carrying amount of the liability component	$171,589	$166,157

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the condensed consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of June 30, 2020 and December 31, 2019.

The following table sets forth the interest expense related to the notes recognized in interest expense on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$875	$875	$1,750	$1,750
Amortization of debt discount	2,503	2,362	4,970	4,690
Amortization of debt issuance costs	231	230	462	460
Total interest expense related to the Notes	$3,609	$3,467	$7,182	$6,900

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

There were no option grants during the three months ended June 30, 2020 and 2019. The weighted-average grant date fair value of options was $4.26 and $5.01 per share during the six months ended June 30, 2020 and 2019, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units

The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	6,036,180	5,022,675	$10.66	8,600,441	$11.40	5.16	$8,811
Increase in shares authorized	3,574,847	—	—	—	—	—	—
Options granted	(1,150,178)	—	—	1,150,178	$8.95	—	—
Options exercised	—	—	—	(62,157)	$7.78	—	$151
Options canceled or expired	673,266	—	—	(673,266)	$11.91	—	—
RSUs granted	(1,771,870)	1,771,870	$8.03	—	—	—	—
RSUs vested	—	(1,150,579)	$11.04	—	—	—	—
RSUs canceled or expired	600,420	(600,420)	$11.11	—	—	—	—
RSUs vested and withheld for taxes	387,069	—	—	—	—	—	—
Balance as of June 30, 2020	8,349,734	5,043,546	$9.60	9,015,196	$11.07	5.37	$1,526
Vested and exercisable as of June 30, 2020				5,436,103	$12.39	3.59	$1,526

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options vested was $1.5 million and $2.9 million during the three and six months ended June 30, 2020, respectively and $1.7 million and $3.0 million during the three and six months ended June 30, 2019, respectively.

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

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected life (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	0.15%	2.43%	0.15% - 1.59%	2.43% - 2.50%
Volatility	60%	35%	55% - 60%	35%
Dividend yield	—	—	—	—

As of June 30, 2020, a total of 1,667,810 shares of common stock were issued under the ESPP since inception of the plan. As of June 30, 2020, a total of 1,932,190 shares are available for issuance under the ESPP.

Stock-based Compensation Expense

The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$387	$562	$822	$1,164
Sales and marketing	1,323	1,825	2,725	3,563
Research and development	839	1,073	1,720	2,439
General and administrative	4,457	4,576	9,265	8,918
Total stock-based compensation expense	$7,006	$8,036	$14,532	$16,084

As of June 30, 2020, there was $57.5 million of unrecognized stock-based compensation expense, of which $14.8 million is related to stock options and ESPP shares and $42.7 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of June 30, 2020 will be amortized over a weighted-average period of 2.85 years. The total unrecognized stock-based compensation expense related to RSUs as of June 30, 2020 will be amortized over a weighted-average period of 2.62 years.

During the three and six months ended June 30, 2020, the Company capitalized $0.1 million and $0.2 million, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2019, respectively, of stock-based compensation expense in projects in process as part of property and equipment, net on the accompanying condensed consolidated balance sheets.

10. Common Stock Repurchase Programs

The Board of Directors previously approved programs for the Company to repurchase shares of its common stock. In August 2019, the Company’s Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for the Company to repurchase up to $50.0 million of its common stock from August 2019 through August 2020. During the three and six months ended June 30, 2020, the Company did not repurchase any shares of its common stock. As of June 30, 2020, $50.0 million remained available for repurchases under the August 2019 Program. In March 2020, the Company suspended the August 2019 Program, as a precautionary measure to maximize liquidity and increase available cash on hand during this time of uncertainty.

11. Income Taxes

The Company recorded a benefit from income taxes of $35 thousand and a provision for income taxes of $0.2 million during the three and six months ended June 30, 2020, respectively, and a provision for income taxes of $0.1 million and $0.2 million during the three and six months ended June 30, 2019, respectively. The benefit from and provision for income taxes for the three and six months ended June 30, 2020, respectively, was primarily attributable to the Company’s foreign operations, federal and state taxes, and amortization of tax deductible goodwill from prior year acquisitions. The provision for income taxes for the three and six months ended June 30, 2019 was primarily attributable to the Company’s foreign operations and amortization of tax deductible goodwill from prior year acquisitions.

12. Net Loss Per Share

The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(19,133)	$(3,906)	$(35,858)	$(17,134)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	90,112	92,558	89,875	93,406

Net loss per share, basic and diluted	$(0.21)	$(0.04)	$(0.40)	$(0.18)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Six Months Ended June 30,
	2020	2019
Stock options and ESPP	9,082	7,581
Restricted stock units	5,044	5,415
Shares related to convertible senior notes	11,521	11,521
	25,647	24,517

13. Leases

The Company has entered into operating leases primarily for office facilities. These leases have terms which typically range from 1 year to 10 years, and often include options to renew. These renewal terms can extend the lease term up to 6 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included as operating lease right-of-use assets on the condensed consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The present value of the Company’s obligation to make lease payments are included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.

The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of June 30, 2020, the Company’s lease commitment of $5.4 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's condensed consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.

All operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2020, the Company recognized $1.2 million and $2.3 million, respectively, in total lease costs, which is comprised of $1.0 million and $1.7 million, respectively, in operating lease costs for right-of-use assets and $0.2 million and $0.5 million, respectively, in short-term lease costs related to short-term operating leases. During the three and six months ended June 30, 2019, the Company recognized $0.9 million and $1.8 million, respectively, in total lease costs, which is comprised of $0.8 million and $1.6 million, respectively in operating lease costs for right-of-use assets and $0.1 million and $0.2 million, respectively, in short-term lease costs related to short-term operating leases.

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

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for operating lease liabilities	$936	$1,469	$1,910	$2,817
Right-of-use assets obtained in exchange for lease obligations	11,084	—	11,084	12,955

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2020	December 31, 2019
Operating right-of-use assets reported as:
Operating lease right-of-use assets	$16,851	$7,211

Operating lease liabilities reported as:
Other current liabilities	$3,039	$3,168
Other non-current liabilities	16,642	6,692
Total operating lease liabilities	$19,681	$9,860

Weighted average remaining lease term (in years)	7.6	3.9
Weighted average discount rate	6.0%	7.9%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2020, remaining six months	$2,178
2021	3,699
2022	3,440
2023	3,484
2024	2,874
2025 and thereafter	9,279
Total lease payments	$24,954

Less: Imputed Interest	(5,273)
Total	$19,681

14. Commitments and Contingencies

Purchase Obligations

The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $33.6 million as of June 30, 2020.

Some of the Company’s agreements with retailers include certain prepaid or guaranteed distribution fees. If the Company does not meet contractual minimums, these prepaid or guaranteed distribution fees may not be recoverable, and any shortfall may be payable by us at the end of the applicable period. Implementation of one of the Company’s solutions with a retailer experienced slower than expected adoption due to a variety of factors, including impacts related to the spread of COVID-19 and their failure to perform certain obligations under the agreement. If the contractual minimum remains enforceable in light of these factors, and the Company is unable to meet the minimum under such arrangement at the end of the applicable period, which is scheduled to occur in the fourth quarter of 2020, the Company may recognize a loss that, depending on a variety of factors, could be as high as the high single digit millions.

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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for existing claims as of June 30, 2020 and December 31, 2019. The Company expenses legal fees in the period in which they are incurred.

15. Employee Benefit Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year. Previously, the Company’s 401(k) plan contributions vest over four years after continuous employment. The Company’s matching contribution expense was $0.5 million and $1.2 million during the three and six months ended June 30, 2020, respectively and $0.1 million and $0.8 million during the three and six months ended June 30, 2019, respectively.

16. Information About Geographic Areas

Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these condensed consolidated financial statements taken as a whole.

17. Subsequent Events

Lease Amendment

On August 3, 2020, the Company entered into the Third Amendment (“Lease Amendment”) to the Lease Agreement with MG 400 Logue LLC, a Delaware limited liability company, effective August 3, 2020, pursuant to which it extended the lease for its principal executive office through December 31, 2021. Under the Lease Amendment, the Company also agreed to pay a basic annual rent of $1.2 million for the period of January 1, 2021 to December 31, 2021. A complete copy of the Lease Amendment is filed herewith as part of this Quarterly Report on Form 10-Q.

Transition of Chief Operating Officer

On July 31, 2020, Chad Summe transitioned out of his role as Chief Operating Officer (“COO”) to become the Company’s Chief Strategy Officer.

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

Overview

Quotient Technology Inc. is an industry leading digital marketing company, providing technology and services that power integrated digital promotions and media programs for consumer packaged goods (“CPG”s) brands and our retail partners. These programs are delivered across our broad network of digital properties to drive measurable sales results and customer loyalty. Our network includes the digital properties of our retail partners and CPG customers, social media platforms, third-party properties, our flagship consumer brand Coupons.com properties, and digital out-of-home display screens. This network provides Quotient with proprietary and licensed data, including retailers’ in-store point-of-sale (“POS”) shopper data, purchase intent and online behavior data, to target shoppers with the most relevant digital coupons and ads. Customers and partners use Quotient to leverage shopper data and insights, integrate marketing and merchandising programs and deliver marketing campaign programs across properties in our network.

For our retail partners, we provide a digital platform, Retailer iQ, which is generally co-branded or white-labeled through retailers’ savings or loyalty programs. Retailer iQ provides shopper data to deliver personalized and targeted digital marketing programs from brand marketers and retailers directly to shoppers via websites, mobile, social and e-commerce channels.

We provide value to three constituencies: over 2,000 brands from approximately 700 CPGs; retail partners across multiple classes of trade such as grocery retailers, drug, dollar, club, and mass merchandise channels; and consumers visiting the digital properties and platforms within our network.

Through these three groups, we have created a network effect, which we believe gives us a competitive advantage over both offline and online competitors. As our shopper audience increases, our platforms become more valuable to CPGs and retailers, which, in turn, rely more heavily on our platforms for their digital promotions and media. In addition, the breadth of coupon and advertising content offered from leading brands enables us to attract and retain more retailers and shoppers. As our network expands, we generate more shopper data and insights, which improve our ability to deliver more relevant and personalized promotions and media, and strengthens our measurement and data insights solutions.

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

Promotions products include digital paperless coupons, digital print coupons, targeted in-lane coupons at checkout at retail partners’ stores, digital rebates and loyalty offers. Media solutions we offer include display, targeted media, social influencer, sponsored product search, and audiences. A growing portion of campaigns are purchased as an integrated campaign which combines a mix of media advertising and/or promotions solutions in a single campaign. In the fourth quarter of 2019 we purchased Ubimo, a data and media activation platform to strengthen our media solution and accelerate the development of a self-service media platform. Through Ubimo, we also offer digital out of home media solutions. CPGs and partners pay us for media and promotion programs. The revenue we earn from these programs is generally based on cost-per-click, cost-per-impression, or cost-per-acquisition. Customers and partners may also pay us a fee for technology or services.

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

Impact of COVID-19

We are cognizant of the rapid expansion of the COVID-19 pandemic and the resulting global implications. In an effort to protect the health and safety of our employees, our workforce has had, and continues in most instances, to spend a significant amount of time working remotely and travel has been severely curtailed. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, some of which have been subsequently rescinded or modified, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by COVID-19 will continue to negatively impact business activity across the globe. While we have observed decreased revenue growth for the past two fiscal quarters, we cannot estimate the impact COVID-19 will have in the future as government entities and businesses make decisions about whether and when to open businesses and what impact that will have on and consumer activity across the globe.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. During the last few weeks of the first quarter and during the second quarter, CPGs, retailers and brands mostly paused or delayed and in some cases cancelled campaigns due to the uncertainty, supply-chain or out-of-stock issues, and consumer purchasing behavior changes caused by COVID-19, which had an adverse impact on our promotion and media revenues and associated growth. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Second Quarter 2020 Overview

Quarterly revenues of $83.5 million in the second quarter of 2020 decreased by $21.2 million, or 20%, as compared to the same period in 2019. The year over year decrease in our quarterly revenues was primarily due a decrease in revenues from digital promotion and media campaigns due to COVID-19, as well as a decrease in media revenues as a result of performing certain media services under the specific direction of our customers resulting in recognizing revenues net of certain costs. During the last few weeks of the first quarter of 2020 and throughout the second quarter of 2020, CPGs, retailers and brands mostly paused or delayed and in some cases cancelled campaigns due to COVID-19, primarily impacting promotion and media revenues.

For certain media arrangements, we perform media services under the specific direction of our customers and therefore we do not control the media inventory before it is transferred to the customer. Accordingly, we are not the principal in those arrangements and recognize revenue net of certain costs resulting in reduced revenue growth. In addition, we may continue to see decreased media revenues from promotions if CPGs, retailers and brands continue to delay, pause or cancel campaigns due to COVID-19.

Our net loss of $19.1 million in the second quarter of 2020 increased by $15.2 million, as compared to the net loss of $3.9 million in the same period in 2019. The year over year increase in our quarterly net loss was primarily due a decrease in revenues as discussed previously, an increase in fair value of contingent consideration related to certain acquisitions, and a decrease in interest income as a result of the decrease in interest rates and lower cash and cash equivalent balances. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.

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

Net loss and Adjusted EBITDA for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(19,133)	$(3,906)	$(35,858)	$(17,134)
Adjusted EBITDA	4,372	11,726	9,451	20,086

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
•

Adjusted EBITDA also does not include the effects of stock-based compensation, amortization of acquired intangible assets, change in fair value of contingent consideration, interest expense, other income, net, provision for (benefit from) income taxes, certain acquisition related costs and restructuring charges; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(19,133)	$(3,906)	$(35,858)	$(17,134)
Adjustments:
Stock-based compensation	7,006	8,036	14,532	16,084
Depreciation, amortization and other(1)	9,345	8,509	19,939	17,053
Change in fair value of contingent consideration	3,766	(3,009)	4,226	53
Interest expense	3,610	3,470	7,184	6,909
Other income, net	(187)	(1,508)	(767)	(3,039)
Provision (benefit from) for income taxes	(35)	134	195	160
Total adjustments	$23,505	$15,632	$45,309	$37,220

Adjusted EBITDA	$4,372	$11,726	$9,451	$20,086

(1)

For the three and six months ended June 30, 2020, other includes: restructuring charges of zero and $1.5 million, respectively, and certain acquisition related costs of $0.4 million and $0.6 million, respectively. For the three and six months ended June 30, 2019, other includes: certain acquisition related costs of $0.6 million and $1.4 million, respectively. Restructuring charges relate to severance for certain executive management changes and impacted employees. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period, diligence, accounting, and legal expenses incurred related to certain acquisitions.

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

Variability in promotional and media spend by CPGs.    Our revenues may fluctuate due to changes in promotional and media spending budgets of CPGs and retailers and the timing of their spending. Decisions by major CPGs or retailers to delay or reduce their promotional and media spending, move campaigns, or divert spending away from digital promotions or media could slow our revenue growth or reduce our revenues. During the last few weeks of the first quarter of 2020 and throughout the second quarter of 2020, CPGs, retailers and brands mostly paused or delayed, and in some cases cancelled, campaigns due to COVID-19. It is unclear when CPGs retailers and brands may resume these campaigns.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020		2019		2020		2019
Revenues	$83,455	100.0%	$104,691	100.0%	$182,242	100.0%	$202,798	100.0%
Costs and expenses:
Cost of revenues	50,731	60.8%	64,106	61.2%	111,842	61.4%	120,929	59.6%
Sales and marketing	23,814	28.5%	23,870	22.8%	48,848	26.8%	49,393	24.4%
Research and development	8,621	10.3%	8,699	8.3%	19,214	10.5%	19,069	9.4%
General and administrative	12,268	14.7%	12,835	12.3%	27,358	15.0%	26,458	13.0%
Change in fair value of contingent consideration	3,766	4.5%	(3,009)	(2.9)%	4,226	2.3%	53	—%
Total cost and expenses	99,200	118.9%	106,501	101.7%	211,488	116.0%	215,902	106.5%
Loss from operations	(15,745)	(18.9)%	(1,810)	(1.7)%	(29,246)	(16.0)%	(13,104)	(6.5)%
Interest expense	(3,610)	(4.3)%	(3,470)	(3.3)%	(7,184)	(3.9)%	(6,909)	(3.4)%
Other income, net	187	0.2%	1,508	1.4%	767	0.4%	3,039	1.5%
Loss before income taxes	(19,168)	(23.0)%	(3,772)	(3.6)%	(35,663)	(19.5)%	(16,974)	(8.4)%
Provision for (benefit from) income taxes	(35)	—%	134	0.1%	195	0.1%	160	0.1%
Net loss	$(19,133)	(23.0)%	$(3,906)	(3.7)%	$(35,858)	(19.6)%	$(17,134)	(8.5)%

Disaggregated Revenue

The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Promotion	$46,627	$57,551	$(10,924)	-19%	$106,338	$121,118	$(14,780)	-12%
Media	36,828	47,140	(10,312)	-22%	75,904	81,680	(5,776)	-7%
Total Revenue	$83,455	$104,691	$(21,236)	-20%	$182,242	$202,798	$(20,556)	-10%

Comparison of the Three and Six months ended June 30, 2020 and 2019

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues	$83,455	$104,691	$(21,236)	(20)%	$182,242	$202,798	$(20,556)	(10)%

Revenues for the three months ended June 30, 2020 decreased by $21.2 million, or 20%, as compared to the same period in 2019. The decrease was primarily due a decrease in revenues from digital promotion and media campaigns due to COVID-19, as well as a decrease in media revenues as a result of performing certain media services under the specific direction of our customers resulting in recognizing revenues net of certain costs. During the last few weeks of the first quarter and during the second quarter, CPGs, retailers and brands mostly paused or delayed and in some cases cancelled campaigns due to the uncertainty, supply-chain or  out-of-stock issues and consumer purchasing behavior changes caused by COVID-19, which had an adverse impact on our promotion and media revenues and associated growth. Revenues from digital promotion and media campaigns were 56% and 44%, respectively, of total revenues for the three months ended June 30, 2020, as compared to 55% and 45%, respectively, of total revenues during the same period in 2019.

Revenues for the six months ended June 30, 2020 decreased by $20.6 million, or 10%, as compared to the same period in 2019. The decrease was primarily due a decrease in revenues from digital promotion and media campaigns due to COVID-19, as well as a decrease in media revenues as a result of performing certain media services under the specific direction of our customers resulting in recognizing revenues net of certain costs. During the last few weeks of the first quarter and during the second quarter , CPGs, retailers and brands mostly paused or delayed and in some cases cancelled campaigns due to the uncertainty, supply-chain or  out-of-stock issues and consumer purchasing behavior changes caused by COVID-19, which had an adverse impact on our promotion and media revenues and associated. Revenues from digital promotion and media campaigns were 58% and 42%, respectively, of total revenues for the six months ended June 30, 2020, as compared to 60% and 40%, respectively, of total revenues during the same period in 2019.

For certain media arrangements, we perform media services under the specific direction of our customers and therefore we do not control the media inventory before it is transferred to the customer. Accordingly, we are not the principal in those arrangements and recognize revenue net of certain costs resulting in reduced revenue growth. In addition, we may continue to see decreased media revenues from promotions if CPGs, retailers and brands continue to delay, pause or cancel campaigns due to COVID-19.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of revenues	$50,731	$64,106	$(13,375)	(21)%	$111,842	$120,929	$(9,087)	(8)%
Gross profit	$32,724	$40,585	$(7,861)	(19)%	$70,400	$81,869	$(11,469)	(14)%
Gross margin	39%	39%			39%	40%

Cost of revenues for the three months ended June 30, 2020 decreased by $13.4 million, or 21%, as compared to the same period in 2019. This was primarily due to a decrease in revenues, resulting in a decrease of $15.0 million in data and traffic acquisition costs for offsite media on non-owned-and-operated properties as well as a decrease in distribution fees paid to our partners for promotions and media revenues delivered through their platforms. This was partially offset by an increase in amortization expense of $0.9 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, an increase in data center expenses of $0.3 million, an increase in compensation costs, including stock-based compensation of $0.3 million and an increase in overhead expenses of $0.1 million related to facilities and infrastructure support.

Cost of revenues for the six months ended June 30, 2020 decreased by $9.1 million, or 8%, as compared to the same period in 2019. This was primarily due to a decrease in revenues, resulting in a decrease of $13.1 million in data and traffic acquisition costs for offsite media on non-owned-and-operated properties as well as a decrease in distribution fees paid to our partners for promotions and media revenues delivered through their platforms. This was partially offset by an increase in amortization expense of $2.0 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, an increase in data center expenses of $0.8 million, an increase in overhead expenses of $0.6 million related to facilities and infrastructure support, an increase in compensation costs, including stock-based compensation of $0.5 million, and an increase in restructuring charges of $0.1 million related to severance for impacted employees.

Gross margin for the three and six months ended June 30, 2020 remained flat at 39% during both respective periods, as compared to 39% and 40%, respectively, during the same period in 2019. Gross margin increased as a result of performing certain media services under the specific direction of our customers resulting in recognizing revenues net of certain costs, partially offset by an increase in amortization expense related to acquired intangible assets.

We expect the costs associated with distribution and third-party service fees to continue to increase in absolute dollars in the future as we continue to expand and scale our distribution network and reach.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$23,814	$23,870	$(56)	(0)%	$48,848	$49,393	$(545)	(1)%
Percent of revenues	29%	23%			27%	24%

Sales and marketing expenses consist primarily of compensation, including salaries and benefits, sales commissions and stock-based compensation provided to our sales and marketing personnel, as well as facility costs and other related overhead costs; marketing programs, amortization of acquired intangibles, and travel costs.

Sales and marketing expenses for the three months ended June 30, 2020 decreased by $0.1 million, as compared to the same period in 2019. The decrease was primarily the result of a decrease in compensation costs of $0.5 million, partially offset by an increase in intangible asset amortization expense of $0.4 million related to our acquisitions.

Sales and marketing expenses for the six months ended June 30, 2020 decreased by $0.6 million, or 1%, as compared to the same period in 2019. The decrease was primarily the result of a decrease in compensation costs of $1.5 million and a decrease in promotional and advertising costs of $0.8 million resulting from our expense management efforts, partially offset by an increase in intangible asset amortization expense of $1.2 million related to our acquisitions and an increase in restructuring charges of $0.5 million related to severance for impacted employees.

We expect to invest in sales and marketing in order to support our growth and business objectives.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$8,621	$8,699	$(78)	(1)%	$19,214	$19,069	$145	1%
Percent of revenues	10%	8%			11%	9%

Research and development expenses consist primarily of compensation, including salaries, bonuses, and benefits, and stock-based compensation provided to our engineering personnel, as well as facility costs and other related overhead costs; costs related to development of new products and the enhancement of existing products; and fees for design, testing, consulting, and other related services.

Research and development expenses for the three months ended June 30, 2020 decreased by $0.1 million, or 1%, as compared to the same period in 2019. The decrease was primarily due to increased capitalization of internal use software development costs of $0.3 million and a decrease in overhead expenses related to facilities and infrastructure support of $0.2 million, partially offset by an increase in compensation of $0.4 million related to acquisitions and hiring additional employees to support our growth and business objectives.

Research and development expenses for the six months ended June 30, 2020 increased by $0.1 million, or 1%, as compared to the same period in 2019. The increase was primarily due to an increase in compensation of $1.2 million related to acquisitions and hiring additional employees to support our growth and business objectives, and an increase in restructuring charges of $0.3 million related to severance for impacted employees, offset by an increase in capitalization of internal use software development costs of $1.5 million.

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

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
General and administrative	$12,268	$12,835	$(567)	(4)%	$27,358	$26,458	$900	3%
Percent of revenues	15%	12%			15%	13%

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

General and administrative expenses for the three months ended June 30, 2020 decreased by $0.6 million, or 4%, as compared to the same period in 2019. The decrease was primarily due to a decrease in compensation costs of $0.3 million, a decrease in acquisition related charges of $0.2 million, and a decrease in other administrative expenses of $0.1 million.

General and administrative expenses for the six months ended June 30, 2020 increased by $0.9 million, or 3%, as compared to the same period in 2019. The increase was primarily due to an increase in restructuring charges of $0.6 million related to severance for certain executive management changes, an increase in professional service fees of $0.6 million, an increase in compensation costs of $0.2 million from acquisitions and hiring additional employees to support our growth and business objectives, and an increase in other administrative expenses of $0.3 million, partially offset by a decrease in acquisition related charges of $0.8 million.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and we intend to balance our investment in corporate infrastructure with our continued operational and cost optimization efforts.

Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Change in fair value of contingent consideration	$3,766	$(3,009)	$6,775	(225)%	$4,226	$53	$4,173	7,874%
Percent of revenues	5%	(3)%			2%	0%

During the three and six months ended June 30, 2020, we recorded a net charge of $3.8 million and $4.2 million, respectively. During the three and six months ended June 30, 2020, we recorded a benefit of $0.5 million and $0.3 million, respectively, for the re-measurement of Elevaate contingent consideration due to a decrease in expected achievement of certain financial metrics over the contingent consideration period, and a charge of $4.3 million and $4.5 million, respectively for the re-measurement of Ubimo contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period.

During the three and six months ended June 30, 2019, we recorded a net benefit of $3.0 million and a net charge of $0.1 million, respectively. During the three and six months ended June 30, 2019, we recorded a benefit of $4.1 million and $3.1 million, respectively, for the remeasurement of Elevaate contingent consideration due to the decrease in expected achievement of certain financial metrics over the contingent consideration period, and a charge of $1.1 million and $3.2 million, respectively for the remeasurement of Ahalogy contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period.

Interest Expense and Other Income, Net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense	$(3,610)	$(3,470)	(140)	4%	$(7,184)	$(6,909)	$(275)	4%
Other income, net	187	1,508	(1,321)	(88)%	767	3,039	(2,272)	(75)%
	$(3,423)	$(1,962)	$(1,461)	74%	$(6,417)	$(3,870)	$(2,547)	66%

Interest expense is primarily related to the convertible senior notes, promissory note and finance lease obligations.

Other income, net consists primarily of interest income on U.S. Treasury Bills held as cash equivalents. The decrease in other income, net during the three and six months ended June 30, 2020, as compared to the same period in 2019, was due to lower interest income earned on U.S. Treasury Bills held as cash equivalents, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.

Provision for (benefit from) Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Provision for (benefit from) income taxes	$(35)	$134	$(169)	(126)%	$195	$160	$35	22%

The benefit from income taxes of $35 thousand and the provision for income taxes of $0.2 million for the three and six months ended June 30, 2020, respectively, was primarily attributable to our foreign operations, federal and state taxes, and amortization of tax deductible goodwill from prior year acquisitions. The provision for income taxes of $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively was primarily attributable to our foreign operations and amortization of tax deductible goodwill from prior year acquisitions.

Liquidity and Capital Resources

We have financed our operations and capital expenditures through the issuance of convertible senior notes and cash flows from operations. As of June 30, 2020, we had $211.9 million in cash and cash equivalents which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds.

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

Our Board of Directors previously approved programs for us to repurchase shares of our common stock. In August 2019, our Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for us to repurchase up to $50.0 million of our common stock from August 2019 through August 2020. During the three and six months ended June 30, 2020, we did not repurchase any shares of our common stock. As of June 30, 2020, $50.0 million remained available for repurchase under the August 2019 Program. In March 2020, we suspended the August 2019 Program, as a precautionary measure to maximize liquidity and increase available cash on hand during this time of uncertainty.

Some of our agreements with retailers include certain prepaid or guaranteed distribution fees. If we do not meet contractual minimums, these prepaid or guaranteed distribution fees may not be recoverable, and any shortfall may be payable by us at the end of the applicable period. Implementation of one of our solutions with a retailer experienced slower than expected adoption due to a variety of factors, including impacts related to the spread of COVID-19 and their failure to perform certain obligations under the agreement. If the contractual minimum remains enforceable in light of these factors, and we are unable to meet the minimum under such arrangement at the end of the applicable period, which is scheduled to occur in the fourth quarter of 2020, we may recognize a loss that, depending on a variety of factors, could be as high as the high single digit millions.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$7,996	$23,835
Net cash (used in) provided by investing activities	(4,689)	1,198
Net cash used in financing activities	(16,238)	(73,506)
Effects of exchange rates on cash	39	23
Net decrease in cash and cash equivalents	$(12,892)	$(48,450)

Operating Activities

Cash from operating activities have been due to our net income or loss for the period adjusted for net non-cash income or expenses and changes in our operating assets and liabilities.

During the six months ended June 30, 2020, net cash provided by operating activities of $8.0 million reflects our net loss of $35.9 million, adjusted for net non-cash expenses of $44.0 million, and cash used as a result of changes in working capital of $0.1 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, allowance for credit losses, deferred income taxes, change in fair value of contingent consideration, and other non-cash expenses, including amortization of right-of-use asset and loss on disposal of property and equipment.  The primary uses of cash from working capital items included payment for Ahalogy contingent consideration of $15.4 million, related to the changes in fair value over the contingent consideration period and bonuses, a decrease in accounts payable and other current liabilities of $7.5 million due to timing of services and payments, a decrease in accrued compensation and benefits of $7.5 million related to the payout of the annual bonuses and an increase in prepaid expenses and other current assets of $2.5 million related to prepaid subscription and support fees, partially offset by a decrease in accounts receivable of $30.7 million and an increase in deferred revenues of $2.1 million.

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

During the six months ended June 30, 2020, net cash used in investing activities of $4.7 million reflects purchase of property and equipment, which includes capitalized software development costs, and technology hardware and software to support our growth.

Financing Activities

Our financing activities consisted primarily of repurchases of common stock, payments made for shares withheld to cover payroll withholding taxes and the issuance of shares of common stock upon the exercise of stock options.

During the six months ended June 30, 2020, net cash used in financing activities of $16.2 million reflects payments for Ahalogy contingent consideration of $14.6 million (initially measured and included as part of purchase consideration on the date of acquisition), payments made for shares withheld to cover the required payroll withholding taxes of $3.3 million, and payments on promissory note and finance lease obligations of $0.1 million, partially offset by proceeds received from exercises of stock options under equity incentive plans, ESPP, and other, net of $1.8 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Contractual Obligations and Commitments

Refer to Note 14 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three and six months ended June 30, 2020 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020 with the SEC.

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

There were no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2020, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020 with the SEC.

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

During the three and six months ended June 30, 2020, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer (“CEO”) and our chief financial officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $37.1 million and $28.3 million in 2019 and 2018, respectively, and incurred net losses of $19.1 million and $35.9 million for the three and six months ended June 30, 2020, respectively. We have an accumulated deficit of $420.8 million as of June 30, 2020. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:

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

We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, some of our products and services experience seasonal sales and buying patterns mirroring those in the CPG, retail, and e-commerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of our fiscal year. Our revenues may fluctuate due to changes in marketing budgets of CPGs and retailers and the timing of their marketing spend. Marketing spend by CPGs is considered the most flexible and easiest to cut, for instance, at the end of a quarter or fiscal year if a CPG is facing budget pressures and CPGs can change their spend without notice. As a result we are not always able to anticipate such fluctuations. Decisions by CPGs or retailers to delay or reduce their digital promotion and media spending, or divert spending away from digital promotions, digital media campaigns, or other digital marketing from our platforms, or changes in our fee arrangements with CPGs, retailers and other commercial partners, could also slow our revenue growth or reduce our revenues. For instance, beginning in mid-March of 2020, decisions by CPGs and retailers to mostly pause  or delay and in some cases cancel marketing campaigns due to the uncertainty, supply-chain or out-of-stock issues, and consumer purchasing behavior changes caused by the COVID-19 pandemic had an adverse impact on our revenues and revenue growth. CPGs and retailers have generally resumed or rescheduled paused and delayed campaigns for the third and fourth quarter of 2020. While we have seen signs that CPGs and retailers will resume digital marketing in the second half of 2020 there is no guarantee that they will do so at the levels we expect. We may continue to see campaigns postponed or cancelled as circumstances change, particularly if COVID-19 outbreaks continue or if there is a resurgence of the virus in the fall and winter.

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

For example, if CPGs decide that our platforms do not provide the right solutions for them to connect with consumers, we may not be able to obtain the desired prices for our products and services Likewise, if retailers decide that our Promotions, Media, Audience and Analytics Cloud platforms and solutions are less effective at increasing sales to existing and new consumers, retailers may demand a higher percentage of the total proceeds from each digital campaign or demand minimum guaranteed payments or decline to use our solutions. Furthermore, if retailers do not find that our platforms increase consumer engagement and loyalty, our overall success may be harmed. In addition, we expect to face increased competition, and competitors may accept lower payments from CPGs to attract and acquire new CPGs, or provide retailers and publishers a higher distribution fee than we currently offer to attract and acquire new retailers and publishers. We may also experience attrition in our CPGs, retailers and publishers in the ordinary course of business resulting from several factors, including losses to competitors, changes in CPG budgets, and decisions by CPGs, retailers and publishers to offer digital coupons, loyalty programs and media through their own platforms, apps, websites or other channels without using a third-party platform such as ours or through a competitive third-party network or platform, and failure to maintain distribution agreements with third-party digital promotions networks and platforms. If we are unable to retain and expand our relationships with existing CPGs, retailers and publishers or if we fail to attract new CPGs, retailers and publishers to the extent sufficient to grow our business, or if too many CPGs, retailers and publishers are unwilling to offer digital coupons and media with compelling terms through our platforms, we may not increase the number of high quality coupons and marketing campaigns on our platforms and our revenues, gross margin and operating results will be adversely affected.

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

Our Promotions, Media, Audience and Analytics Cloud platforms and solutions, which include Retailer iQ, our targeted promotions and media offerings, and Quotient Analytics, are powered in part by data we obtain from our retail partners.  Our access to this data is governed by data-rights agreements with some of our retail partners.  These data-rights agreements have complex rules and are required to be renewed periodically.  If we fail to secure additional data rights or renew expiring data-rights agreements, if we are found to be in violation of any of our obligations under these agreements, or if retailers lose their data rights, we could lose access to retailer data.  Without retailer data, our Promotions, Media, Audience and Analytics Cloud platforms and solutions would be less valuable to our CPG customers, publishers, ad tech and retail partners. In addition, changes to international, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, e-commerce, competition, price discrimination, consumer protection, taxation, and the use of promotions may require us to amend, or alter our practices under, our data rights agreements.  If we and our retail partners cannot respond timely to such legal and regulatory changes, or if retailers decide to limit or prohibit use of their data to comply with such changes our revenue and growth would be impaired.  For instance, if the California Consumer Privacy Act, or CCPA, is amended to prohibit the “sale” (as defined in the CCPA) of loyalty program data, or if retailers materially restrict our use of purchase and loyalty card data in light of the CCPA or similar laws or regulations, our business will be harmed. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.

Our ability to generate revenue depends on our collection and use of significant amounts of data from various sources, which may be restricted by consumer choice, restrictions imposed by retailers, publishers and browsers or other software developers, changes in technology, and new developments in laws, regulations and industry standards.

Our ability to deliver our Promotions, Media, Audience and Analytics Cloud platforms and solutions depends on our ability to successfully leverage data, including data that we collect from consumers, data we receive from retail partners and third parties, and data from our own operating history.  Using cookies, loyalty card numbers both on-line and in-store, device identifiers (including Google AdID and Apple IDFA), and other tracking technologies, we, our retail partners and other data providers collect information about the interactions of consumers with our retail partners’ digital properties and in-store, our own and operated properties, and certain other publisher sites and apps. Our ability to successfully leverage such data depends on our continued ability to access and use such data, which can be restricted by a number of factors, including consumer choice, success  in obtaining consumer consent, restrictions imposed by our retail and other data partners or other third parties, publishers and web browser developers or other software developers, changes in technology, including changes in web browser technology, and new developments in, or new interpretations of laws, regulations and industry standards. For example, Apple has recently announced several changes to iOS that will require consumers to opt-in to sharing data with publisher sites and app, which may adversely impact our business. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanism as a result of industry regulatory and/or legal developments, the adoption by consumers of browsers settings or “ad-blocking” software and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.

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

•

reduction in overall media spend by CPGs in reaction to the COVID-19 pandemic, which primarily harmed our media business starting March of 2020 and into the second quarter of 2020 and may continue to have an adverse effect through the rest of 2020;

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

The effects of health epidemics, including the recent COVID-19 pandemic, have had, and may continue to have, an adverse impact on our business, operations and the markets and communities in which we and our partners operate.

Our business and operations have been and may continue to be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we and our partners operate. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to many countries worldwide, including the United States.

The President of the United States has declared the COVID-19 pandemic a national emergency. In response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners. Certain jurisdictions have begun lifting such orders or restrictions only to return to these restrictions in the face of increases in new COVID-19 cases. The effects of these indefinite travel restrictions and alternative working arrangements are unknown, and may negatively impact the productivity of our employee base, and a disproportionately negative impact on our sales and operations functions, which could have an adverse effect on our business, operating results, and financial condition.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular is difficult to assess or predict, the pandemic has resulted in, and continues to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 and its impacts could decrease marketing spend, particularly in media, adversely affecting the demand for our products, our business, and the value of our common stock. While we have seen CPGs historically continue to spend on promotions during economic downturns, there is no guarantee they will continue to do so.

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

When we deliver promotions or media on a retailer’s receipt, website or mobile app or through its loyalty program, or the website or mobile app of a publisher, or through our Retailer iQ platform, and the consumer takes certain actions, we pay a distribution fee to the retailer or other publisher, which, in some cases may be prepaid or guaranteed prior to being incurred. We also pay fees to retailers for use of their data in our Promotions, Media, Analytics, and Audience platforms and solutions. Such fees have increased as a percentage of our revenues in recent periods. If such fees as a percentage of our revenues continue to increase, our cost of revenues as a percentage of revenues could increase and our operating results would be adversely affected. In addition, calculations of such fees are complex and if retailers disagree with our calculations in an audit, it could have an adverse impact on our business.

Some of our agreements with retailers include certain prepaid or guaranteed distribution fees. If the adoption and usage of Retailer iQ, targeted in-lane at checkout offers, and our other platforms and solutions do not meet projections or minimums, these prepaid or guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. For example, during the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retail partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement.

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

Consumer shopping behavior has changed dramatically in response to the COVID-19 pandemic. For instance, shoppers began to minimize shopping trips, rely on online grocery shopping, change buying habits as their lifestyles were impacted by state and local orders and social distancing . If consumers decide not to use our products that involve paper as a result of COVID-19 and do not find our purely digital products compelling, our business could be harmed.

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

•

providers of digital promotions such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire, Inmar/You Technology, News America Marketing’s SmartSource; companies that offer cash back solutions such as iBotta, Inc., News America Marketing’s Checkout 51; and companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases; and companies that offer coupon codes such as RetailMeNot, Inc., Groupon, Inc., Exponential Interactive, Inc.’s TechBargains.com, Savings.com, Inc., Honey Science Corporation, which was acquired by PayPal Holdings, Inc., and Rakuten, Inc.;

•	Internet sites and blogs that are focused on specific communities or interests that offer promotions or discount arrangements related to such communities or interests;
•	companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corp.; and
•

companies offering digital advertising technology, inventory, data, and services solutions for CPGs and Retailers including:  Google, Facebook, Pinterest, Adobe, The Trade Desk, Oracle, Criteo, Microsoft, and others.

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

We deliver digital promotions and media via our platforms, including over our websites and mobile applications, as well as through those of our CPGs and retailers and our publishers and other third parties. Our reputation and ability to acquire, retain and serve CPGs and retailers, as well as consumers who use digital promotions or view media on our platforms are dependent upon the reliable performance of our platforms. As the number of our CPG customers, retailers and consumers and the number of digital promotions, digital media and information shared through our platforms continue to grow, we will need an increasing amount of network capacity and computing power. Our technology infrastructure and Retailer iQ platform are hosted across two data centers in co-location facilities in California and Virginia. We have spent and expect to continue to spend substantial amounts in our data centers and equipment and related network infrastructure to handle the traffic on our platform. The operation of these systems is expensive and complex and could result in operational failures. In the event that the number of transactions or the amount of traffic on our platforms grows more quickly than anticipated, we may be required to incur significant additional costs. In addition, as we scale, we must continually invest in our information technology, and continue to invest in information security, infrastructure and automation. Deployment of new software or processes may adversely affect the performance of our services and harm the customer experience. If we fail to support our platforms or provide a strong customer experience, our ability to retain and attract customers may be harmed. Interruptions in these systems or service disruptions, whether due to system failures, computer viruses, malware, ransomware, denial of service attacks, attempts to degrade or disrupt services, or physical or electronic break-ins, could affect the security or availability of our websites and platform, and prevent CPGs, retailers or consumers from accessing our platform. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential CPGs, retailers and consumers, which could harm our operating results and financial condition.

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

•	performance marketing networks may compete with us; and
•	economic uncertainty related to COVID-19 and its impact on consumer spending.

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

We strive to comply with applicable laws, policies, contractual and other legal obligations and certain applicable industry standards of conduct relating to privacy, data security, data protection, marketing and consumer protection. However, these obligations and standards of conduct often are complex, vague, and difficult to comply with fully, and it is possible that these obligations and standards of conduct may be interpreted and applied in new ways and/or in a manner that is inconsistent with each other or that new laws, regulations or other obligations may be enacted. It is possible that our practices may be argued or held to conflict with applicable laws, policies, contractual or other legal obligations, or applicable industry standards of conduct relating to privacy, data security, data protection, marketing or consumer protection. Any failure, or perceived failure, by us to comply with our posted privacy policies or any other federal, state or, as we continue to expand internationally, international privacy, data security, data protection, marketing or consumer protection-related laws, regulations, contractual obligations or self-regulatory principles or other industry standards could result in claims, proceedings or actions against us by governmental entities or others or other liabilities or could result in a loss of consumers using our digital coupons or loss of CPGs and retailers. Any of these circumstances could adversely affect our business. Further, if third parties we work with violate applicable laws, our policies or other privacy-related obligations, such violations may also put our consumers’ information at risk and could in turn have an adverse effect on our business.

European data protection laws, including the GDPR, generally restrict the transfer of personal data from Europe, including the EEA, UK and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from Europe to the United States has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce.  However, in July 2020, the Court of Justice of the European Union issued a decision invalidating the EU-U.S. Privacy Shield framework. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used to transfer personal data from Europe to the United States or other countries.  At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses, the latter of which is a mechanism upon which we have relied for transfers of personal data from the EU to the United States. Authorities in the UK and Switzerland may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, and raise questions on the viability of the Standard Contractual Clauses as mechanisms for lawful data transfers from those countries to the United States. As such, if we are unable to implement a valid solution for personal information transfers from Europe, we may face increased exposure to regulatory actions, GDPR sanctions, and injunctions against processing personal data from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal data from Europe may decrease demand for our services as our customers that are subject to the GDPR seek alternative services that do not involve personal data transfers out of Europe. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. In addition, we may experience reluctance or refusal by European consumers, retailers or CPGs to continue to using our solutions, and we may be at risk of enforcement actions taken by a European data protection authority until we ensure that all applicable data transfers to us from the EEA are compliant with the GDPR.

Additionally, the United Kingdom has exited from the EU, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. While the UK Data Protection Act of 2018, that “implements” and complements the GDPR is effective in the United Kingdom, it remains unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR following the Brexit transition period ending on December 31, 2020. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and applicable EU Member States and United Kingdom privacy laws in connection with any measures we take to comply with them. Additionally, the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  The CCPA  gives consumers expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right  of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigations. In addition to increasing our compliance costs and potential liability, the CCPA created restrictions on “sales” of personal information that may restrict the use of retailer data.

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

As we become a more mature company, we may find our recruiting and retention efforts more challenging. We are seeking to continue to hire a significant number of personnel, including certain key management personnel. We may be limited in our ability to recruit global talent by U.S. immigration laws, including those related to H1-B visas. The demand for H1-B visas to fill highly-skilled IT and computer science jobs is greater than the number of H-1B visas available each year.  In addition, the regulatory environment related to immigration under the current presidential administration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition. If we do not succeed in attracting, hiring and integrating qualified personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

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

Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 43% of our outstanding common stock, based on the number of shares outstanding as of June 30, 2020. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

Our Board of Directors previously approved programs for us to repurchase shares of our common stock. In April 2019, our Board of Directors authorized a one-year share repurchase program (“May 2019 Program”) for us to repurchase up to $60.0 million of our common stock from May 2019 through May 2020. In August 2019, our Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for us to repurchase up to $50.0 million of our common stock from August 2019 through August 2020. In March 2020, we suspended the August 2019 Program, as a precautionary measure to maximize liquidity and increase available cash on hand during this time of uncertainty. During the three and six months ended June 30, 2020, we did not repurchase any shares of our common stock. As of June 30, 2020, $50.0 million remained available for repurchase under the August 2019 Program. If our Board of Directors were to authorize a new repurchase program, the existence of such program could cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under any stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. In addition, we may face media or other scrutiny for past and any future stock repurchase programs. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.

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

Issuer Purchases of Equity Securities

In August 2019, the Company’s Board of Directors authorized a one-year share repurchase program for the Company to repurchase up to $50.0 million of its common stock from August 2019 through August 2020. During the three and six months ended June 30, 2020, the Company did not repurchase any shares of its common stock. As of June 30, 2020, $50.0 million remained available for repurchase under the August 2019 Program. In March 2020, the Company suspended the August 2019 Program, as a precautionary measure to maximize liquidity and increase available cash on hand during this time of uncertainty.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Lease Amendment

On August 3, 2020, the Company entered into the Third Amendment (“Lease Amendment”) to the Lease Agreement with MG 400 Logue LLC, a Delaware limited liability company, effective August 3, 2020, pursuant to which it extended the lease for its principal executive office through December 31, 2021. Under the Lease Amendment, The Company also agreed to pay a basic annual rent of $1.2 million for the period of January 1, 2021 to December 31, 2021.

The foregoing description of the Lease Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease Amendment, a copy of which is filed herewith as Exhibit 10.1 and is incorporated by reference herein.

Transition of Chief Operating Officer

On July 31, 2020, Chad Summe transitioned out of his role as Chief Operating Officer (“COO”) to become the Company’s Chief Strategy Officer.

Item 6.	Exhibits.

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	03/11/16

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/06/15

4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	02/25/14

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	01/31/14

10.1	Amendment No. 3 to Lease Agreement by and between Registrant and 400 Logue LLC, dated August 3, 2020.					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

QUOTIENT TECHNOLOGY INC.

Dated: August 4, 2020	By:	/s/ Steven Boal
Steven Boal
Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2020	By:	/s/ Pamela Strayer
Pamela Strayer
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)