Form 10-Q
period 2020-09-30
Quotient Technology Inc.
filed 2020-11-06
CIK 1115128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-36331

Quotient Technology Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0485123
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
400 Logue Avenue, Mountain View, CA	94043
(Address of Principal Executive Offices)	(Zip Code)

(650)	605-4600
(Registrant’s Telephone Number, Including Area Code)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value	QUOT	New York Stock Exchange
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

As of November 2, 2020, the registrant had 91,005,558 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.
INDEX
REPORT ON
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$209,854	$224,764
Accounts receivable, net of allowance for credit losses of $2,264 and $2,021 at September 30, 2020 and December 31, 2019, respectively	122,148	125,304
Prepaid expenses and other current assets	21,266	22,026
Total current assets	353,268	372,094
Property and equipment, net	15,628	13,704
Operating lease right-of-use assets	17,181	7,211
Intangible assets, net	52,677	69,752
Goodwill	128,427	128,427
Other assets	1,246	750
Total assets	$568,427	$591,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,765	$19,116
Accrued compensation and benefits	10,474	15,232
Other current liabilities	63,634	50,032
Deferred revenues	11,353	10,903
Contingent consideration related to acquisitions	—	27,000
Total current liabilities	96,226	122,283
Other non-current liabilities	17,926	7,119
Contingent consideration related to acquisitions	15,008	9,220
Convertible senior notes, net	174,360	166,157
Deferred tax liabilities	1,937	1,937
Total liabilities	305,457	306,716
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 90,799,437 and 89,371,199 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	689,013	671,060
Accumulated other comprehensive loss	(1,045)	(916)
Accumulated deficit	(424,999)	(384,923)
Total stockholders’ equity	262,970	285,222
Total liabilities and stockholders’ equity	$568,427	$591,938

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$121,116	$114,830	$303,358	$317,628
Costs and expenses:
Cost of revenues	73,603	70,458	185,445	191,387
Sales and marketing	24,555	24,310	73,403	73,703
Research and development	9,744	9,236	28,958	28,305
General and administrative	12,099	17,643	39,457	44,101
Change in fair value of contingent consideration	1,562	999	5,788	1,052
Total costs and expenses	121,563	122,646	333,051	338,548
Loss from operations	(447)	(7,816)	(29,693)	(20,920)
Interest expense	(3,646)	(3,507)	(10,830)	(10,416)
Other income (expense), net	(59)	1,175	708	4,214
Loss before income taxes	(4,152)	(10,148)	(39,815)	(27,122)
Provision for income taxes	66	215	261	375
Net loss	$(4,218)	$(10,363)	$(40,076)	$(27,497)
Net loss per share, basic and diluted	$(0.05)	$(0.12)	$(0.44)	$(0.30)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	90,585	88,789	90,113	91,850

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(4,218)	$(10,363)	$(40,076)	$(27,497)
Other comprehensive income (loss):
Foreign currency translation adjustments	115	(87)	(129)	(42)
Comprehensive loss	$(4,103)	$(10,450)	$(40,205)	$(27,539)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total stockholders' equity, beginning balances	$262,345	$304,982	$285,222	$380,087

Common stock and additional paid-in capital:
Beginning balances	$684,286	$665,666	$671,061	$703,023
Stock-based compensation	6,584	7,768	21,374	24,097
Exercise of employee stock options	45	50	529	1,686
Issuance of common stock for services provided	228	—	456	—
Issuance of common stock, purchase plan	—	—	1,050	1,427
Payments for taxes related to net share settlement of equity awards	(2,129)	(1,720)	(5,456)	(8,181)
Retirement of treasury stock	—	(9,478)	—	(59,766)
Ending balance	$689,014	$662,286	$689,014	$662,286

Treasury stock:
Beginning balances	$—	$—	$—	$—
Repurchase of common stock	—	(14,593)	—	(85,539)
Retirement of treasury stock	—	14,593	—	85,539
Ending balance	$—	$—	$—	$—

Accumulated other comprehensive loss:
Beginning balances	$(1,160)	$(799)	$(916)	$(844)
Other comprehensive income (loss)	115	(87)	(129)	(42)
Ending balance	$(1,045)	$(886)	$(1,045)	$(886)

Accumulated deficit:
Beginning balances	$(420,781)	$(359,885)	$(384,923)	$(322,093)
Retirement of treasury stock	—	(5,115)	—	(25,773)
Net loss	(4,218)	(10,363)	(40,076)	(27,497)
Ending balance	$(424,999)	$(375,363)	$(424,999)	$(375,363)

Total stockholders' equity, ending balances	$262,970	$286,037	$262,970	$286,037

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(40,076)	$(27,497)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,522	23,260
Stock-based compensation	21,021	23,692
Amortization of debt discount and issuance cost	8,203	7,776
Allowance for credit losses	542	583
Deferred income taxes	261	375
Change in fair value of contingent consideration	5,788	1,052
Impairment of capitalized software development costs	—	3,579
Other non-cash expenses	2,546	1,872
Changes in operating assets and liabilities:
Accounts receivable	2,615	(5,332)
Prepaid expenses and other current assets	158	(11,084)
Accounts payable and other current liabilities	4,893	9,053
Payments for contingent consideration and bonuses	(15,418)	—
Accrued compensation and benefits	(4,334)	(1,743)
Deferred revenues	450	4,405
Net cash provided by operating activities	13,171	29,991

Cash flows from investing activities:
Purchases of property and equipment	(6,648)	(7,412)
Purchase of intangible assets	(3,000)	(14,811)
Proceeds from maturities of short-term investment	—	20,738
Net cash used in investing activities	(9,648)	(1,485)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	1,579	3,113
Payments for taxes related to net share settlement of equity awards	(5,456)	(8,181)
Repurchases and retirement of common stock under share repurchase program	—	(87,097)
Principal payments on promissory note and capital lease obligations	(100)	(236)
Payments for contingent consideration	(14,582)	—
Net cash used in financing activities	(18,559)	(92,401)
Effect of exchange rates on cash and cash equivalents	126	1
Net decrease in cash and cash equivalents	(14,910)	(63,894)
Cash and cash equivalents at beginning of period	224,764	302,028
Cash and cash equivalents at end of period	$209,854	$238,134

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$149	$240
Cash paid for interest	$1,753	$1,764

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	$924	$599
Intangible asset acquisitions not yet paid	$2,250	$—
 See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Quotient Technology Inc. (together with its subsidiaries, the “Company”), provides an industry leading digital marketing platform, providing technology and services that power integrated digital promotions and media programs for customers such as consumer packaged goods (“CPG”s) brands and retailers. These programs are delivered across the Company’s network, including its flagship consumer brand Coupons.com and retail partners. This network provides the Company with proprietary and licensed data, including online behaviors, purchase intent, and retailers’ in-store point-of-sale (“POS”) shopper data, to target shoppers with the most relevant digital coupons and ads. The Company also delivers digital promotions and media programs to third party publishing properties outside of its network. Customers and partners use the Company to influence shoppers via digital channels, integrate marketing and merchandising programs, and leverage shopper data and insights to drive measurable sales results.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies an issuer's accounting for convertible debt instruments and its application of the derivatives scope exception for contracts in its own entity. The guidance eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. The standard is effective for the Company beginning January 1, 2021, and interim periods within that reporting period. The Company is currently evaluating the impact of adopting this new accounting guidance on the condensed consolidated financial statements.

Accounting Pronouncements Adopted
Credit Losses
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13) "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of a broader range of information to estimate credit losses.
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
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
The Company provides digital promotions, including digital coupons, and/or media programs to its customers which consists of CPG customers, retail partners and advertising agencies whereby it uses its proprietary technology platforms to create, target, and deliver these programs. The Company typically generates revenue from its customers through the use of these programs on a cost-per-click, cost-per-impression, or cost-per-acquisition basis. Programs usually include a limit on the number of clicks and/or impressions and are billed monthly.
The pricing of digital promotions programs typically includes both promotion setup fees and promotion campaign fees. Promotion setup fees are related to the creation of digital promotions and set up of the underlying campaign on Quotient’s proprietary platforms for tracking of the related clicks. The Company recognizes revenues related to promotion setup fees over time, proportionally, on a per click basis, using the number of authorized clicks, per insertion order, commencing on the date of the first click. A click refers to the consumers action of activating a digital promotion through the Company’s proprietary technology platform by either saving it to a retailer’s loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. Promotion campaign fees are usually determined on a per click basis. The Company typically recognizes revenues for digital promotion campaign fees as clicks occur.
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
Digital promotion programs also include the Company’s Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, a fee is typically paid to the Company. The Company usually generates revenues when a consumer makes a purchase using a coupon code from its platform and completion of the order is reported to the Company. In the same period that the Company recognizes revenues for the delivery of coupon codes, it also estimates and records a reserve, based upon historical experience, to provide for end-user cancellations or product returns which may not be reported until a subsequent date.

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
In other cases, the Company reports certain digital media advertising revenues on a net basis, that is, the costs for digital advertising inventory and third-party data paid to suppliers are deducted from gross revenues to arrive at net revenues. The Company’s performance obligation in these arrangements is to provide the use of its platforms that enables customers to bid on digital advertising inventory, which is determined based on real-time bidding, use of data and other add-on features in designing and executing their campaigns. The Company charges its customers a platform fee based on a percentage of the digital advertising inventory and data costs purchased through the use of its platforms. The platform fee is not contingent on the results of a digital media advertising campaign. The Company has determined that it’s an agent in these arrangements because it does not have control of the digital advertising inventory before it is transferred to the customer and does not set prices agreed upon within the auction marketplace.
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
For the three and nine months ended September 30, 2020, the Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.
Deferred Revenues
Deferred revenues consist of promotion setup fees, promotion campaign fees and digital media fees that are expected to be recognized upon click, or delivery of media impressions, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for the nine months ended September 30, 2020 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations of $20.5 million, partially offset by $20.1 million of recognized revenue.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Promotion	$62,376	$62,034	$168,714	$183,152
Media	58,740	52,796	134,644	134,476
Total Revenue	$121,116	$114,830	$303,358	$317,628

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

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,944	—	—	$104,944
Total	$104,944	$—	$—	$104,944
Liabilities:
Contingent consideration related to acquisitions	—	—	15,008	15,008
Total	$—	$—	$15,008	$15,008

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$124,303	—	—	$124,303
U.S. Treasury Bills	15,120	—	—	15,120
Total	$139,423	$—	$—	$139,423
Liabilities:
Contingent consideration related to acquisitions	—	—	36,220	36,220
Total	$—	$—	$36,220	$36,220

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

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Ubimo	Elevaate	Ubimo	Elevaate	Ahalogy
	Level 3	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$10,239	$3,207	$5,686	$3,534	$27,000
Change in fair value during the period	4,769	(3,207)	9,322	(3,534)	—
Payments made during the period	—	—	—	—	(27,000)
Total	$15,008	$—	$15,008	$—	$—

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Elevaate	Ahalogy	Elevaate	Ahalogy
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$3,015	$26,001	$6,121	$22,842
Change in fair value during the period	—	999	(3,106)	4,158
Total	$3,015	$27,000	$3,015	$27,000

The Company recorded a charge of $1.6 million and $5.8 million during the three and nine months ended September 30, 2020, respectively, and $1.0 million and $1.1 million during the three and nine months ended September 30, 2019, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying condensed consolidated statements of operations.

During the nine months ended September 30, 2020, the Company paid $27.0 million related to Ahalogy’s achievement of financial metrics subject to contingent consideration during the measurement period ending December 31, 2019, and as a result, no liability exists as of September 30, 2020. Out of the total consideration paid, $14.6 million was originally measured and recorded on the acquisition date and $12.4 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the condensed consolidated statements of operations.
Fair Value Measurements of Other Financial Instruments
As of September 30, 2020 and December 31, 2019, the fair value of the Company’s 1.75% convertible senior notes due 2022 was $190.4 million and $195.4 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

4. Allowance for Credit Losses
The summary of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at the beginning of period	$2,079	$1,381	$2,021	$1,200
Provision for expected credit losses	279	217	542	583
Write-offs charged against the allowance	(94)	(221)	(299)	(406)
Balance at the end of period	$2,264	$1,377	$2,264	$1,377

5. Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Software	$44,122	$41,876
Computer equipment	23,365	25,773
Leasehold improvements	5,867	5,883
Furniture and fixtures	2,476	2,449
Total	75,830	75,981
Accumulated depreciation and amortization	(64,754)	(63,543)
Projects in process	4,552	1,266
Total property and equipment, net	$15,628	$13,704
Depreciation and amortization expense related to property and equipment was $1.8 million and $5.2 million for the three and nine months ended September 30, 2020, respectively, and $1.9 million and $5.6 million for the three and nine months ended September 30, 2019, respectively.
The Company capitalized internal use software development and enhancement costs of $1.7 million and $5.3 million during the three and nine months ended September 30, 2020, respectively, and $1.9 million and $4.9 million during the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2020, the Company had $0.8 million and $2.3 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense, and recorded as cost of revenues, as compared to $0.7 million and $1.9 million during the three and nine months ended September 30, 2019, respectively. The unamortized capitalized development costs were $8.8 million and $5.8 million as of September 30, 2020 and December 31, 2019, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Commissions	$3,908	$5,996
Payroll and related expenses	3,622	2,533
Bonus	2,092	5,997
Vacation	852	706
Total accrued compensation and benefits	$10,474	$15,232

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Distribution fees	$30,692	$20,360
Traffic acquisition cost	7,602	5,278
Prefunded liability	5,425	5,429
Operating lease liabilities	3,727	3,168
Liability related to purchased intangible asset	2,250	1,000
Interest payable	1,157	282
Marketing expenses	946	2,164
Other	11,835	12,351
Total other current liabilities	$63,634	$50,032

6. Acquisitions
Acquisition of Ubimo
On November 19, 2019, the Company acquired all outstanding shares of Ubimo, a leading data and media activation company.
The total preliminary acquisition consideration of $20.7 million consisted of $15.0 million in cash and contingent consideration of up to $24.8 million payable in cash with an estimated fair value of $5.7 million as of the acquisition date. The contingent consideration payout is based on Ubimo achieving certain financial metrics between the date of the acquisition through December 31, 2021. The acquisition date fair value was determined using an option pricing model. The fair value of the contingent consideration will be re-measured through earnings every reporting period. Refer to Note 3 for the fair value of contingent consideration at September 30, 2020.
Acquisition of Elevaate
On October 26, 2018, the Company acquired all the outstanding shares of Elevaate, a sponsored search company for retail partners and CPG brands.
The total preliminary acquisition consideration of $13.3 million consisted of $7.2 million in cash and contingent consideration of up to $18.5 million payable in cash with an estimated fair value of $6.1 million as of the acquisition date. The contingent consideration payout is based on Elevaate achieving certain financial metrics between February 1, 2019 through January 31, 2021. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration will be re-measured every reporting period. Refer to Note 3 for the fair value of contingent consideration at September 30, 2020.

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
The total preliminary acquisition consideration of $36.4 million consisted of $21.8 million in cash and contingent consideration of up to $30.0 million payable in all cash with an estimated fair value of $14.6 million as of the acquisition date. The contingent consideration payout is based on Ahalogy achieving certain financial metrics between closing through December 31, 2019. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration is re-measured every reporting period. As of December 31, 2019, the date that the contingent consideration period ended, Ahalogy earned the full payout of the contingent consideration by achieving certain financial metrics. The Company paid out $30.0 million during the nine months ended September 30, 2020, of which $27.0 million related to contingent consideration and $3.0 million related to certain bonuses; and as a result, no liability exists as of September 30, 2020. Of the total $30.0 million that was paid, $14.6 million is classified within financing activity and the remaining $15.4 million is classified within operating activity on the Company’s condensed consolidated statements of cash flows. Refer to Note 3 for the fair value of contingent consideration at September 30, 2020.
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
The following table summarizes the preliminary acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	(1) Acquisition Related Expenses
Ubimo	$20,740	$384	$10,750	$9,606	Not Deductible	$579
Elevaate	13,346	(60)	3,781	9,625	Not Deductible	549
SavingStar	7,485	(1,126)	2,577	6,034	Not Deductible	556
Ahalogy	36,432	2,196	11,580	22,656	Not Deductible	684
	$78,003	$1,394	$28,688	$47,921		$2,368

(1)Expensed as general and administrative

The following sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Ubimo	Estimated Useful Life (in Years)	Elevaate	Estimated Useful Life (in Years)	SavingStar	Estimated Useful Life (in Years)	Ahalogy	Estimated Useful Life (in Years)
Developed technologies	$7,100	4.0	$3,307	5.0	$1,476	3.0	$3,100	4.0
Customer relationships	3,400	2.0	379	5.0	1,040	3.0	6,210	6.0
Trade names	250	4.0	95	3.0	61	1.5	650	4.0
Vendor relationships	—	—	—	—	—	—	1,620	2.0
Total identifiable intangible assets	$10,750		$3,781		$2,577		$11,580

7. Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	September 30, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,934	$(23,135)	$12,799	1.7
Promotion service rights	33,548	(15,072)	18,476	2.7
Developed technologies	27,170	(17,344)	9,826	2.7
Customer relationships	22,690	(15,211)	7,479	2.8
Data access rights	10,801	(7,825)	2,976	1.6
Domain names	5,948	(5,590)	358	0.1
Trade names	2,823	(2,135)	688	0.6
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(900)	75	2.1
Registered users	420	(420)	—	0.0
	$142,819	$(90,142)	$52,677	2.5

	December 31, 2019
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,684	$(16,098)	$18,586	2.2
Promotion service rights	30,548	(10,682)	19,866	3.6
Developed technologies	27,170	(12,790)	14,380	3.2
Customer relationships	22,690	(12,267)	10,423	3.3
Data access rights	10,801	(6,415)	4,386	2.3
Domain names	5,948	(5,540)	408	0.8
Trade names	2,823	(1,560)	1,263	2.2
Vendor relationships	2,510	(2,172)	338	0.4
Patents	975	(873)	102	2.8
Registered users	420	(420)	—	0.0
	$138,569	$(68,817)	$69,752	3.0

As of September 30, 2020 and December 31, 2019, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.
Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $6.9 million and $21.3 million during the three and nine months ended September 30, 2020, respectively, and $5.8 million and $17.7 million during the three and nine months ended September 30, 2019, respectively. Estimated future amortization expense related to intangible assets as of September 30, 2020 is as follows (in thousands):

Total
2020, remaining three months	$7,233
2021	22,959
2022	14,739
2023	6,585
2024	809
2025 and beyond	—
Total estimated amortization expense	$52,325

As of September 30, 2020, the Company performed an analysis of the impact of recent events, including business and market disruption caused by COVID-19, on the fair values of its intangible assets, and determined that an impairment does not exist. However, there can be no assurances that intangible assets will not be impaired in future periods and the Company will continue to monitor the operating results, cash flow forecasts and challenges from declines in current market conditions, as well as impacts of COVID-19 for these intangible assets.

8. Debt Obligations
2017 Convertible Senior Notes
In November 2017, the Company issued and sold $200.0 million aggregate principal amount of 1.75% convertible senior notes due 2022 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “notes”). The notes are unsecured obligations of the Company and bear interest at a fixed rate of 1.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2018.
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
The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

	September 30, 2020	December 31, 2019
Principal	$200,000	$200,000
Unamortized debt discount	(23,623)	(31,132)
Unamortized debt issuance costs	(2,017)	(2,711)
Net carrying amount of the liability component	$174,360	$166,157

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the condensed consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of September 30, 2020 and December 31, 2019.
The following table sets forth the interest expense related to the notes recognized in interest expense on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$875	$875	$2,625	$2,625
Amortization of debt discount	2,540	2,396	7,510	7,086
Amortization of debt issuance costs	231	230	693	690
Total interest expense related to the Notes	$3,646	$3,501	$10,828	$10,401

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
Stock Options
The fair value of each option was estimated using the Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected life (in years)	—	6.08	6.02	6.02 - 6.08
Risk-free interest rate	—	1.42%	0.96%	1.42% - 2.66%
Volatility	—	50%	50%	50%
Dividend yield	—	—	—	—

There were no option grants during the three months ended September 30, 2020. The weighted-average grant date fair value of options was $4.26 during the nine months ended September 30, 2020. The weighted-average grant date fair value of options was $3.56 and $4.34 per share during the three and nine months ended September 30, 2019, respectively.

Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.
A summary of the Company’s stock option and RSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	6,036,180	5,022,675	$10.66	8,600,441	$11.40	5.16	$8,811
Increase in shares authorized	3,574,847	—	—	—	—	—	—
Options granted	(1,150,178)	—	—	1,150,178	$8.95	—	—
Options exercised	—	—	—	(74,307)	$7.11	—	$220
Options canceled or expired	723,824	—	—	(723,824)	$11.76	—	—
RSUs granted	(3,304,032)	3,304,032	$8.33	—	—	—	—
RSUs vested	—	(1,767,543)	$10.57	—	—	—	—
RSUs canceled or expired	789,849	(789,849)	$10.91	—	—	—	—
RSUs vested and withheld for taxes	631,186	—	—	—	—	—	—
Balance as of September 30, 2020	7,301,676	5,769,315	$9.32	8,952,488	$11.09	5.15	$1,559
Vested and exercisable as of September 30, 2020				5,871,020	$12.13	3.74	$1,526

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.
The aggregate total fair value of options vested was $2.5 million and $5.4 million during the three and nine months ended September 30, 2020, respectively and $1.7 million and $4.7 million during the three and nine months ended September 30, 2019, respectively.
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

As of September 30, 2020, a total of 1,667,810 shares of common stock were issued under the ESPP since inception of the plan. As of September 30, 2020, a total of 1,932,190 shares are available for issuance under the ESPP.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$442	$508	$1,264	$1,672
Sales and marketing	1,187	1,433	3,912	4,996
Research and development	1,003	1,140	2,723	3,579
General and administrative	3,857	4,527	13,122	13,445
Total stock-based compensation expense	$6,489	$7,608	$21,021	$23,692

As of September 30, 2020, there was $61.2 million of unrecognized stock-based compensation expense, of which $13.0 million is related to stock options and ESPP shares and $48.2 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of September 30, 2020 will be amortized over a weighted-average period of 2.69 years. The total unrecognized stock-based compensation expense related to RSUs as of September 30, 2020 will be amortized over a weighted-average period of 2.83 years.
During the three and nine months ended September 30, 2020, the Company capitalized $0.1 million and $0.3 million, respectively, and $0.2 million and $0.4 million during the three and nine months ended September 30, 2019, respectively, of stock-based compensation expense in projects in process as part of property and equipment, net on the accompanying condensed consolidated balance sheets.

10. Common Stock Repurchase Programs
The Board of Directors previously approved programs for the Company to repurchase shares of its common stock. In August 2019, the Company’s Board of Directors authorized a one year share repurchase program (the “August 2019 Program”) for the Company to repurchase up to $50.0 million of its common stock from August 2019 through August 2020. During the three and nine months ended September 30, 2020, the Company did not repurchase any shares of its common stock, and the program expired in August 2020.
11. Income Taxes
The Company recorded a provision for income taxes of $0.1 million and $0.3 million during the three and nine months ended September 30, 2020, respectively, and a provision for income taxes of $0.2 million and $0.4 million during the three and nine months ended September 30, 2019, respectively. The benefit from and provision for income taxes for the three and nine months ended September 30, 2020, respectively, was primarily attributable to the Company’s foreign operations, federal and state taxes, and amortization of tax deductible goodwill from prior year acquisitions. The provision for income taxes for the three and nine months ended September 30, 2019 was primarily attributable to the Company’s foreign operations and amortization of tax deductible goodwill from prior year acquisitions.

12. Net Loss Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(4,218)	$(10,363)	$(40,076)	$(27,497)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	90,585	88,789	90,113	91,850

Net loss per share, basic and diluted	$(0.05)	$(0.12)	$(0.44)	$(0.30)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Nine
	Months Ended September 30,
	2020	2019
Stock options and ESPP	9,226	8,770
Restricted stock units	5,769	5,233
Shares related to convertible senior notes	11,521	11,521
	26,516	25,524

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

The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of September 30, 2020, the Company’s lease commitment of $5.1 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's condensed consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.

All operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2020, the Company recognized $1.5 million and $3.8 million, respectively, in total lease costs, which is comprised of $1.3 million and $3.0 million, respectively, in operating lease costs for right-of-use assets and $0.3 million and $0.8 million, respectively, in short-term lease costs related to short-term operating leases. During the three and nine months ended September 30, 2019, the Company recognized $0.9 million and $2.7 million, respectively, in total lease costs, which is comprised of $0.8 million and $2.4 million, respectively in operating lease costs for right-of-use assets and $0.1 million and $0.3 million, respectively, in short-term lease costs related to short-term operating leases.

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

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for operating lease liabilities	$975	$1,500	$2,885	$4,317
Right-of-use assets obtained in exchange for lease obligations	1,523	—	12,297	12,955

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	September 30, 2020	December 31, 2019
Operating right-of-use assets reported as:
Operating lease right-of-use assets	$17,181	$7,211

Operating lease liabilities reported as:
Other current liabilities	$3,727	$3,168
Other non-current liabilities	16,572	6,692
Total operating lease liabilities	$20,299	$9,860

Weighted average remaining lease term (in years)	7.2	3.9
Weighted average discount rate	5.8%	7.9%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2020, remaining three months	$1,011
2021	4,726
2022	3,561
2023	3,469
2024	2,857
2025 and thereafter	9,988
Total lease payments	$25,612

Less: Imputed Interest	(5,313)
Total	$20,299

14. Commitments and Contingencies
Purchase Obligations
The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $36.4 million as of September 30, 2020.
Some of the Company’s agreements with retailers include certain prepaid or guaranteed distribution fees. If the Company does not meet contractual minimums, these prepaid or guaranteed distribution fees may not be recoverable, and any shortfall may be payable by us at the end of the applicable period. Implementation of one of the Company’s solutions with a retailer experienced slower than expected adoption due to a variety of factors, including impacts related to the spread of COVID-19 and the retailer's failure to perform certain obligations under the agreement. In light of these factors, the Company was not able to meet the contractual minimum under such arrangement at the end of the applicable period, which was originally scheduled to end in October 2020. If the contractual minimum and applicable period remain enforceable in light of these factors, the Company may recognize a loss that, depending on a variety of factors, could be as high as the high single digit millions. Accordingly, the Company has accrued $2.0 million related to such guaranteed distribution fee arrangement in other current liabilities on the condensed consolidated balance sheets as of September 30, 2020.
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
The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for existing claims as of September 30, 2020 and December 31, 2019. The Company expenses legal fees in the period in which they are incurred.

15. Employee Benefit Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year. The Company’s matching contribution expense was $0.5 million and $1.7 million during the three and nine months ended September 30, 2020, respectively and $0.5 million and $1.3 million during the three and nine months ended September 30, 2019, respectively.

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

Overview
Quotient Technology Inc. is an industry leading digital marketing company, providing technology and services that power integrated digital promotions and media programs for CPGs brands and retail partners. These programs are delivered across our broad network of digital properties to drive measurable sales results and customer loyalty. Our network includes the digital properties of our retail partners and CPG customers, social media platforms, third-party properties, our flagship consumer brand Coupons.com properties, and digital out-of-home display screens. This network provides Quotient with proprietary and licensed data, including retailers’ in-store POS shopper data, purchase intent and online behavior data, to target shoppers with the most relevant digital coupons and ads. Customers and partners use Quotient to leverage shopper data and insights, integrate marketing and merchandising programs and deliver marketing campaign programs across properties in our network.
For our retail partners, we provide a digital platform, Retailer iQ, which is generally co-branded or white-labeled through retailers’ savings or loyalty programs. Retailer iQ provides shopper data to deliver personalized and targeted digital marketing programs from brand marketers and retailers directly to shoppers via websites, mobile, social and eCommerce channels. Additionally, we provide Retail Media Performance ("RPM") which lets retailers take control of their sales data and build powerful new revenue streams from targeted media sales. We bring together advertising technology, data analytics, software expertise and seasoned sales teams to bring retailers' advertising products to our expansive network of CPGs.
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
Promotions products include digital paperless coupons, digital print coupons, targeted in-lane coupons at checkout at retail partners’ stores, digital rebates and loyalty offers. Media solutions we offer include display, targeted media, social influencer, sponsored product search, and audiences. A growing portion of campaigns are purchased as an integrated campaign which combines a mix of media advertising and/or promotions solutions in a single campaign. In the fourth quarter of 2019 we purchased Ubimo, a data and media activation platform to strengthen our media solution and accelerate the development of a self-service media platform. Through Ubimo, we also offer digital-out-of-home ("DOOH") media solutions. CPGs and partners pay us for media and promotion programs. The revenue we earn from these programs is generally based on cost-per-click, cost-per-impression, or cost-per-acquisition. Customers and partners may also pay us a fee for technology or services.
We also generate revenues from our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, a fee is generally paid to us.
We generally pay a distribution fee to retailers and publishers for clicks of a digital promotion, impressions for media campaigns, and for use of data for targeting or measurement. We also pay a fee to third-party publishers for traffic acquisition, which consists of delivering campaigns on certain networks or sites. These distribution and third-party service fees are included in our cost of revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.

Seasonality
Some of the Company’s products experience seasonal sales and buying patterns mirroring those in the CPG, retail, advertising, media and eCommerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of the Company’s fiscal year. Seasonality may also be affected by CPG annual budget cycles, as some large CPGs have fiscal years ending in June. We believe that this seasonality pattern has affected, and will continue to affect, our business and the associated revenues during the first half and second half of our fiscal year. We recognized 54% of our annual revenue during the second half of 2019, 2018 and 2017, for each respective period.
Impact of COVID-19

We are cognizant of the rapid expansion of the COVID-19 pandemic and the resulting global implications. In an effort to protect the health and safety of our employees, our workforce has had, and continues in most instances, to spend a significant amount of time working remotely and travel has been severely curtailed. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, some of which have been subsequently rescinded or modified, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by COVID-19 will continue to negatively impact business activity across the globe. While we observed a significant increase in revenue growth during the third quarter compared to the first two quarters, we cannot estimate the impact COVID-19 will have in the future as government entities and businesses make decisions about whether and when to open businesses and what impact these decisions will have on consumer activity across the globe.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. If CPGs, retailers and brands continue to pause, delay, or cancel campaigns due to the uncertainty, supply-chain disruption, and consumer purchasing behavior changes caused by COVID-19, such as we experienced during the first half of the year, there may be an adverse impact on our promotion and media revenues and associated growth. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Third Quarter 2020 Overview
Quarterly revenues of $121.1 million in the third quarter of 2020 increased by $6.3 million, or 5%, as compared to the same period in 2019. The year over year increase in our quarterly revenues was primarily due a growth in media revenue as a result of an increase in our media product offerings.

For certain media arrangements, we perform media services under the specific direction of our customers and therefore we do not control the media inventory before it is transferred to the customer. Accordingly, we are not the principal in those arrangements and recognize revenue net of certain costs resulting in reduced revenue growth. In addition, we may see decreased media revenues from promotions if CPGs, retailers and brands delay, pause or cancel campaigns due to COVID-19 as happened during the first half of the year.
Our net loss of $4.2 million in the third quarter of 2020 decreased by $6.2 million, as compared to the net loss of $10.4 million in the same period in 2019. The year over year decrease in our quarterly net loss was primarily due an increase in revenues as discussed previously and due to the benefit of the non-recurring restructuring costs recorded in the third quarter of 2019 related to the impairment of capitalized software development costs based on a decision to discontinue a product that was no longer part of our go forward strategy and severance for certain executive management changes, and a decrease in variable compensation including bonuses, partially offset by a loss contingency related to a contract dispute resulting from a retailer's failure to perform certain obligations related to a guaranteed distribution fee arrangement, and a decrease in interest income as a result of the decrease in interest rates and lower cash and cash equivalent balances. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.
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
Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense, income taxes, other (income) expense net, change in fair value of contingent consideration, certain acquisition related costs, restructuring charges and loss contingency related to a contract dispute resulting from a retailer's failure to perform certain obligations related to a guaranteed distribution fee arrangement. We exclude certain items because we believe that these costs (benefits) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to contribute to a meaningful evaluation of our current or past operating performance.
Net loss and Adjusted EBITDA for each of the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(4,218)	$(10,363)	$(40,076)	$(27,497)
Adjusted EBITDA	18,676	13,577	28,127	33,663

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect interest and tax payments that may represent a reduction in cash available to us;
•Adjusted EBITDA also does not include the effects of stock-based compensation, amortization of acquired intangible assets, change in fair value of contingent consideration, interest expense, other (income) expense, net, provision for income taxes, certain acquisition related costs, restructuring charges and loss contingency related to a contract dispute resulting from a retailer's failure to perform certain obligations related to a guaranteed distribution fee arrangement; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(4,218)	$(10,363)	$(40,076)	$(27,497)
Adjustments:
Stock-based compensation	6,489	7,608	21,021	23,692
Depreciation, amortization and other(1)	11,072	12,786	31,011	29,839
Change in fair value of contingent consideration	1,562	999	5,788	1,052
Interest expense	3,646	3,507	10,830	10,416
Other (income) expense, net	59	(1,175)	(708)	(4,214)
Provision for income taxes	66	215	261	375
Total adjustments	$22,894	$23,940	$68,203	$61,160

Adjusted EBITDA	$18,676	$13,577	$28,127	$33,663

(1)For the three and nine months ended September 30, 2020, other includes: restructuring charges of zero and $1.5 million, respectively, certain acquisition related costs of $0.4 million and $1.0 million, respectively, and a $2.0 million loss contingency related to a contract dispute resulting from a retailer's failure to perform certain obligations related to a guaranteed distribution fee arrangement for both respective periods. For the three and nine months ended September 30, 2019, other includes: restructuring charges of $4.2 million for each respective period, and certain acquisition related costs of $0.9 million and $2.3 million, respectively. Restructuring charges relate to impairment charges for capitalized software development costs, severance for certain executive management changes and impacted employees. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period, diligence, accounting, and legal expenses incurred related to certain acquisitions.
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
Growth of our consumer selection and digital offerings.    Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Retailer iQ, Retailer Performance Media, sponsored product search, mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail together, leverage our reach to consumers and the strength of our platform to broaden the selection and consumers use of digital coupons as well as in-lane targeted promotions, manage the transition from digital print coupons to digital paperless coupons as well as the transition from desktop to mobile platforms, and invest in solutions around our data and analytic capabilities, referred to as Quotient Analytics and Quotient Audience, for CPGs and retailers.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020		2019		2020		2019
Revenues	$121,116	100.0%	$114,830	100.0%	$303,358	100.0%	$317,628	100.0%
Costs and expenses:
Cost of revenues	73,603	60.8%	70,458	61.4%	185,445	61.1%	191,387	60.3%
Sales and marketing	24,555	20.3%	24,310	21.2%	73,403	24.2%	73,703	23.2%
Research and development	9,744	8.0%	9,236	8.0%	28,958	9.5%	28,305	8.9%
General and administrative	12,099	10.0%	17,643	15.4%	39,457	13.0%	44,101	13.9%
Change in fair value of contingent consideration	1,562	1.3%	999	0.9%	5,788	1.9%	1,052	0.3%
Total cost and expenses	121,563	100.4%	122,646	106.8%	333,051	109.8%	338,548	106.6%
Loss from operations	(447)	(0.4)%	(7,816)	(6.8)%	(29,693)	(9.8)%	(20,920)	(6.6)%
Interest expense	(3,646)	(3.0)%	(3,507)	(3.1)%	(10,830)	(3.6)%	(10,416)	(3.3)%
Other income (expense), net	(59)	—%	1,175	1.0%	708	0.2%	4,214	1.3%
Loss before income taxes	(4,152)	(3.4)%	(10,148)	(8.9)%	(39,815)	(13.1)%	(27,122)	(8.6)%
Provision for income taxes	66	—%	215	0.2%	261	0.1%	375	0.1%
Net loss	$(4,218)	(3.4)%	$(10,363)	(9.1)%	$(40,076)	(13.2)%	$(27,497)	(8.7)%
Disaggregated Revenue
The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Promotion	$62,376	$62,034	$342	1%	$168,714	$183,152	$(14,438)	(8)%
Media	58,740	52,796	5,944	11%	134,644	134,476	168	—%
Total Revenue	$121,116	$114,830	$6,286	5%	$303,358	$317,628	$(14,270)	(4)%
Comparison of the Three and Nine months ended September 30, 2020 and 2019
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues	$121,116	$114,830	$6,286	5%	$303,358	$317,628	$(14,270)	(4)%

Revenues for the three months ended September 30, 2020 increased by $6.3 million, or 5%, as compared to the same period in 2019. The increase was primarily due to growth in media revenue as a result of an increase in our media product offerings. Revenues from digital promotion and media campaigns were 52% and 48%, respectively, of total revenues for the three months ended September 30, 2020, as compared to 54% and 46%, respectively, of total revenues during the same period in 2019.

Revenues for the nine months ended September 30, 2020 decreased by $14.3 million, or 4%, as compared to the same period in 2019. The decrease was primarily due to a decrease in revenues from digital promotion due to COVID-19, as well as a decrease in media revenues as a result of performing certain media services under the specific direction of our customers resulting in recognizing revenues net of certain costs, partially offset by the growth in media revenue as a result of an increase in our media product offerings. During the last few weeks of the first quarter and during the second quarter of 2020, CPGs, retailers and brands mostly paused or delayed and in some cases cancelled campaigns due to the uncertainty, supply-chain or  out-of-stock issues and consumer purchasing behavior changes caused by COVID-19, which had an adverse impact on our promotion and media revenues and associated. Revenues from digital promotion and media campaigns were 56% and 44%, respectively, of total revenues for the nine months ended September 30, 2020, as compared to 58% and 42%, respectively, of total revenues during the same period in 2019.
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
Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of revenues	$73,603	$70,458	$3,145	4%	$185,445	$191,387	$(5,942)	(3)%
Gross profit	$47,513	$44,372	$3,141	7%	$117,913	$126,241	$(8,328)	(7)%
Gross margin	39%	39%			39%	40%

Cost of revenues for the three months ended September 30, 2020 increased by $3.1 million, or 4%, as compared to the same period in 2019. The increase was primarily due to a loss contingency of $2.0 million related to a contract dispute resulting from a retailer's failure to perform certain obligations related to a guaranteed distribution fee arrangement, and a shift in product mix to media revenues. Media revenues have higher data and traffic acquisition costs related to offsite media on non-owned-and-operated properties resulting in an increase of $0.9 million in data and traffic acquisition costs for offsite media on non-owned-and-operated properties as well as a decrease in distribution fees paid to our partners for promotions and media revenues delivered through their platforms. In addition, amortization expense increased $0.8 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, compensation costs, including stock-based compensation increased $0.5 million and data center expenses increased $0.3 million, partially offset by a decrease in overhead expenses of $1.4 million related to facilities and infrastructure support.

Cost of revenues for the nine months ended September 30, 2020 decreased by $5.9 million, or 3%, as compared to the same period in 2019. This was primarily due to a decrease in revenues, resulting in a decrease of $12.2 million in data and traffic acquisition costs for offsite media on non-owned-and-operated properties as well as a decrease in distribution fees paid to our partners for promotions and media revenues delivered through their platforms and a decrease in overhead expenses of $0.7 million related to facilities and infrastructure support. This was partially offset by an increase in amortization expense of $2.8 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, a loss contingency of $2.0 million related to a contract dispute resulting from a retailer's failure to perform certain obligations related to a guaranteed distribution fee arrangement, an increase in data center expenses of $1.2 million, and an increase in compensation costs, including stock-based compensation of $1.0 million.

Gross margin for the three months ended September 30, 2020 remained flat at 39%, compared to the same period in 2019, and decreased for the nine months ended September 30, 2020 to 39%, as compared to 40% during the same period in 2019. Gross margin decreased during the nine months ended September 30, 2020, compared to the same period of 2019, primarily due to an increase in amortization expense related to acquired intangible assets and a loss contingency of $2.0 million related to a contract dispute resulting from a retailer's failure to perform certain obligations related to a guaranteed distribution fee arrangement, partially offset by the benefit of the change of performing certain media services under the specific direction of our customers resulting in recognizing revenue net of certain costs. During the third quarter of 2020 we exited the portion of media business that had gone through a delivery change resulting in recognizing revenues net of certain costs from gross.

We expect the costs associated with distribution and third-party service fees to continue to increase in absolute dollars in the future as we continue to expand and scale our distribution network and reach.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales and marketing	$24,555	$24,310	$245	1%	$73,403	$73,703	$(300)	—%
Percent of revenues	20%	21%			24%	23%

Sales and marketing expenses consist primarily of compensation, including salaries and benefits, sales commissions and stock-based compensation provided to our sales and marketing personnel, as well as facility costs and other related overhead costs; marketing programs, amortization of acquired intangibles, and travel costs.

Sales and marketing expenses for the three months ended September 30, 2020 increased by $0.2 million, as compared to the same period in 2019. The increase was primarily the result of an increase in compensation costs of $1.3 million, and an increase in intangible asset amortization expense of $0.5 million related to our acquisitions, partially offset by a decrease in promotional and advertising costs of $1.6 million resulting from our expense management efforts.

Sales and marketing expenses for the nine months ended September 30, 2020 decreased by $0.3 million, as compared to the same period in 2019. The decrease was primarily the result of a decrease in promotional and advertising costs of $2.4 million resulting from our expense management efforts and a decrease in compensation costs of $0.2 million, partially offset by an increase in intangible asset amortization expense of $1.8 million related to our acquisitions and an increase in restructuring charges of $0.5 million related to severance for impacted employees.
We expect to invest in sales and marketing in order to support our growth and business objectives.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$9,744	$9,236	$508	6%	$28,958	$28,305	$653	2%
Percent of revenues	8%	8%			10%	9%

Research and development expenses consist primarily of compensation, including salaries, bonuses, and benefits, and stock-based compensation provided to our engineering personnel, as well as facility costs and other related overhead costs; costs related to development of new products and the enhancement of existing products; and fees for design, testing, consulting, and other related services.

Research and development expenses for the three months ended September 30, 2020 increased by $0.5 million, or 6%, as compared to the same period in 2019. The increase was primarily due to an increase in compensation of $0.7 million related to acquisitions and hiring additional employees to support our growth and business objectives, partially offset by a decrease in overhead expenses related to facilities and infrastructure support of $0.2 million.

Research and development expenses for the nine months ended September 30, 2020 increased by $0.7 million, or 2%, as compared to the same period in 2019. The increase was primarily due to an increase in compensation of $1.9 million related to acquisitions and hiring additional employees to support our growth and business objectives, an increase in restructuring charges of $0.3 million related to severance for impacted employees, partially offset by an increase in capitalization of internal use software development costs of $1.5 million.
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
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
General and administrative	$12,099	$17,643	$(5,544)	(31)%	$39,457	$44,101	$(4,644)	(11)%
Percent of revenues	10%	15%			13%	14%

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

General and administrative expenses for the three months ended September 30, 2020 decreased by $5.5 million, or 31%, as compared to the same period in 2019. The decrease was primarily due to a decrease in restructuring charges of $4.2 million due to the benefit of the non-recurring restructuring costs recorded in the third quarter of 2019 related to the impairment of capitalized software development costs associated with a non-strategic product and severance for certain executive management changes, a decrease in other administrative expenses of $0.7 million, a decrease in acquisition related charges of $0.6 million, a decrease in compensation costs of $0.2 million, partially offset by an increase in professional service fees of $0.2 million.

General and administrative expenses for the nine months ended September 30, 2020 decreased by $4.6 million, or 11%, as compared to the same period in 2019. The decrease was primarily due to a decrease in restructuring charges of $3.6 million due to the benefit of the non-recurring restructuring costs recorded in the third quarter of 2019 related to the impairment of capitalized software development costs associated with a non-strategic product and severance for certain executive management changes, a decrease in acquisition related charges of $1.3 million, and a decrease in other administrative expenses of $0.5 million, partially offset by an increase in professional service fees of $0.8 million.
We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and we intend to balance our investment in corporate infrastructure with our continued operational and cost optimization efforts.
Change in Fair Value of Contingent Consideration

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Change in fair value of contingent consideration	$1,562	$999	$563	56%	$5,788	$1,052	$4,736	450%
Percent of revenues	1%	1%			2%	—%
     During the three and nine months ended September 30, 2020, we recorded a net charge of $1.6 million and $5.8 million, respectively, related to the change in fair value of contingent consideration. During the three and nine months ended September 30, 2020, we recorded a charge of $4.8 million and $9.3 million, respectively for the re-measurement of Ubimo contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period, and a benefit of $3.2 million and $3.5 million, respectively, for the re-measurement of Elevaate contingent consideration due to a decrease in expected achievement of certain financial metrics over the contingent consideration period.

During the three and nine months ended September 30, 2019, we recorded a net charge of $1.0 million and $1.1 million, respectively, related to the change in fair value of contingent consideration. During the three and nine months ended September 30, 2019, we recorded a charge of $1.0 million and $4.2 million, respectively for the remeasurement of Ahalogy contingent consideration due to the increase in expected achievement of certain financial metrics over the contingent consideration period. During the nine months ended September 30, 2020, we recorded a benefit of $3.1 million for the remeasurement of Elevaate contingent consideration due to the decrease in expected achievement of certain financial metrics over the contingent consideration period.
Interest Expense and Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense	$(3,646)	$(3,507)	(139)	4%	$(10,830)	$(10,416)	$(414)	4%
Other income (expense), net	(59)	1,175	(1,234)	(105)%	708	4,214	(3,506)	(83)%
	$(3,705)	$(2,332)	$(1,373)	59%	$(10,122)	$(6,202)	$(3,920)	63%
 Interest expense is primarily related to the convertible senior notes, promissory note and finance lease obligations.
Other income, net consists primarily of interest income on U.S. Treasury Bills held as cash equivalents. The decrease in other income, net during the three and nine months ended September 30, 2020, as compared to the same period in 2019, was due to lower interest income earned on U.S. Treasury Bills held as cash equivalents, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.
Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Provision for income taxes	$66	$215	$(149)	(69)%	$261	$375	$(114)	(30)%

The provision for income taxes of $0.1 million $0.3 million for the three and nine months ended September 30, 2020, respectively, was primarily attributable to our foreign operations, federal and state taxes, and amortization of tax deductible goodwill from prior year acquisitions. The provision for income taxes of $0.2 million and $0.4 million for the three and nine ended September 30, 2019, respectively was primarily attributable to our foreign operations and amortization of tax deductible goodwill from prior year acquisitions.

Liquidity and Capital Resources
We have financed our operations and capital expenditures through cash flows from operation and the issuance of convertible senior notes. As of September 30, 2020, we had $209.9 million in cash and cash equivalents which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds.
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
Our Board of Directors previously approved programs for us to repurchase shares of our common stock. In August 2019, our Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for us to repurchase up to $50.0 million of our common stock from August 2019 through August 2020. During the three and nine months ended September 30, 2020, we did not repurchase any shares of our common stock and the August 2019 Program expired in August 2020.
Some of our agreements with retailers include certain prepaid or guaranteed distribution fees. If we do not meet contractual minimums, these prepaid or guaranteed distribution fees may not be recoverable, and any shortfall may be payable by us at the end of the applicable period. Implementation of one of our solutions with a retailer experienced slower than expected adoption due to a variety of factors, including impacts related to the spread of COVID-19 and the retailer's failure to perform certain obligations under the agreement. In light of these factors, we were not able to meet the contractual minimum under such arrangement at the end of the applicable period, which was originally scheduled to end in October 2020. If the contractual minimum and applicable period remain enforceable in light of these factors, we may recognize a loss that, depending on a variety of factors, could be as high as the high single digit millions. Accordingly, we have accrued $2.0 million related to such guaranteed distribution fee arrangement in other current liabilities on the condensed consolidated balance sheets as of September 30, 2020.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$13,171	$29,991
Net cash used in investing activities	(9,648)	(1,485)
Net cash used in financing activities	(18,559)	(92,401)
Effect of exchange rates on cash and cash equivalents	126	1
Net decrease in cash and cash equivalents	$(14,910)	$(63,894)

Operating Activities
Cash from operating activities have been due to our net income or loss for the period adjusted for net non-cash income or expenses and changes in our operating assets and liabilities.
During the nine months ended September 30, 2020, net cash provided by operating activities of $13.2 million reflects our net loss of $40.1 million, adjusted for net non-cash expenses of $64.9 million, and cash used as a result of changes in working capital of $11.6 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, allowance for credit losses, deferred income taxes, change in fair value of contingent consideration, and other non-cash expenses, including amortization of right-of-use asset and loss on disposal of property and equipment.  The primary uses of cash from working capital items included payment for Ahalogy contingent consideration of $15.4 million, related to the changes in fair value over the contingent consideration period and bonuses, and a decrease in accrued compensation and benefits of $4.3 million related to the payout of the annual bonuses, partially offset by a decrease in accounts receivable of $2.6 million, an increase in deferred revenues of $0.4 million, an increase in accounts payable and other current liabilities of $4.9 million, and a decrease in prepaid expenses and other current assets of $0.2 million.
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
During the nine months ended September 30, 2020, net cash used in investing activities of $9.6 million reflects purchase of property and equipment of $6.6 million, which includes capitalized software development costs, and technology hardware and software to support our growth and payment of $3.0 million to acquire certain exclusive rights pursuant to a strategic partnership agreement.
Financing Activities
Our financing activities consisted primarily of repurchases of common stock, payments made for shares withheld to cover payroll withholding taxes and the issuance of shares of common stock upon the exercise of stock options.
During the nine months ended September 30, 2020, net cash used in financing activities of $18.6 million reflects payments for Ahalogy contingent consideration of $14.6 million (initially measured and included as part of purchase consideration on the date of acquisition), payments made for shares withheld to cover the required payroll withholding taxes of $5.5 million, and payments on promissory note and finance lease obligations of $0.1 million, partially offset by proceeds received from exercises of stock options under equity incentive plans, ESPP, and other, net of $1.6 million.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2020.
Contractual Obligations and Commitments
Refer to Note 14 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three and nine months ended September 30, 2020 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020 with the SEC.
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

There were no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2020, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020 with the SEC.
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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
During the three and nine months ended September 30, 2020, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our chief executive officer (“CEO”) and our chief financial officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses of $37.1 million and $28.3 million in 2019 and 2018, respectively, and incurred net losses of $4.2 million for the three months ended September 30, 2020, respectively. We have an accumulated deficit of $425.0 million as of September 30, 2020. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:
•sales and marketing;
•research and development, including new product development;
•our technology infrastructure, business processes, and automation;
•general administration, including legal and accounting expenses related to our growth and continued expenses;
•expanding into new markets; and
•strategic opportunities, including acquisitions, commercial relationships and retail partnerships.
For example, we have incurred and expect to continue to incur expenses developing, improving, integrating, investing, marketing and maintaining our Promotions, Media, Audience and Analytics platforms and solutions, which include Retailer iQ, Retail Performance Media, Quotient Analytics, and Coupons.com app and website and we may not succeed in increasing our revenues sufficiently to offset these expenses.
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
We may not achieve revenue growth.
We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. In addition, historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. For example, some of our products and services experience seasonal sales and buying patterns mirroring those in the CPG, retail, and eCommerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of our fiscal year. Our revenues may fluctuate due to changes in marketing budgets of CPGs and retailers and the timing of their marketing spend. Marketing spend by CPGs is considered the most flexible and easiest to cut, for instance, at the end of a quarter or fiscal year if a CPG is facing budget pressures and CPGs can change their spend without notice. As a result we are not always able to anticipate such fluctuations. Decisions by CPGs or retailers to delay or reduce their digital promotion and media spending, or divert spending away from digital promotions, digital media campaigns, or other digital marketing from our platforms, or changes in our fee arrangements with CPGs, retailers and other commercial partners, could also slow our revenue growth or reduce our revenues. For instance, beginning in mid-March of 2020, decisions by CPGs and retailers to mostly pause  or delay and in some cases cancel marketing campaigns due to the uncertainty, supply-chain disruption, and consumer purchasing behavior changes caused by the COVID-19 pandemic had an adverse impact on our revenues and revenue growth for the second quarter of 2020. CPGs and retailers have generally resumed or rescheduled paused and delayed campaigns for the third and fourth quarter of 2020. We have seen CPGs and retailers resume digital marketing in the second half of 2020. But with certain CPGs still experiencing supply chain disruption and as circumstances change, we may continue to see lower digital marketing levels and postponed or cancelled campaigns, particularly if COVID-19 outbreaks worsen in the winter.
Our business is complex and evolving. We may offer new solutions, pricing, service models, process and delivery methods to CPGs and retailers. These new solutions may change the way we generate and/or recognize revenue, which could impact our operating results. If we shift a greater number of our arrangements with CPGs to new models and we are not able to deliver on the results, our revenue growth and revenues could be harmed. In addition, we announced in the first quarter of 2020 that effective second quarter of 2020, we would modify the way we process and deliver certain media products to enhance customer experience. As a result of these changes, we have recognized certain revenue on a net basis as compared to the prior recognition on a gross basis and this has caused a decrease in our revenue growth and impacted our revenues.
We believe that our continued revenue growth will depend on our ability to:
•increase our share of CPG marketing spend on promotions and media through our platforms and increase the number of brands that are using our platforms within each CPG;
•adapt to changes in marketing goals, strategies and budgets of CPGs and retailers and the timing of their marketing spend;
•maintain and grow our retailer network through direct and indirect commercial partnerships;
•maintain and expand our data rights with our retailer network;
•successfully expand our media solutions into areas such as Retail Performance Media, social influencer marketing, sponsored product search, and programmatic media;
•demonstrate the value of our digital promotions and media solutions through trusted measurement metrics;
•respond to changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•successfully execute and grow Retail Performance Media programs;
•successfully expand our promotions solutions into new areas such as in-lane targeted promotions, national rebates and loyalty rewards programs;
•successfully execute our digital promotions and digital media solutions into retailers’ in-store and point of sale systems and consumer channels;
•deploy, execute, and continue to develop Quotient Analytics and our data, measurement, and analytics solutions in support of our digital promotions and media solutions;
•launch new products or retail partnerships as planned;
•expand the use by consumers of our digital promotions and media offerings and broaden the selection and use of digital promotions, national rebates and coupon codes;
•successfully enter into new markets;
•successfully integrate our newly acquired companies into our business;
•manage the shift from desktop to mobile devices;
•manage the transition from digital print coupons to digital paperless coupons;
•innovate our product offerings to retain and grow our consumer base;
•expand the number, variety, quality, and relevance of digital promotions available on our web, mobile and social channels, as well as those of our CPGs, retailers and network of publishers;
•increase the awareness of our brands, and earn and build our reputation;
•hire, integrate, train and retain talented personnel;
•effectively manage scaling and international expansion of our operations; and
•successfully compete with existing and new competitors.
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
Historically, a significant portion of sales and client support services were conducted in person. Currently, as a result of the work and travel restrictions related to the ongoing COVID-19 pandemic, substantially all of our sales and client support services activities are being conducted remotely. As of the date of this report, we have no indication of remote working having a negative impact on our ability to attract, serve, retain or upsell CPGs and retailers our services. However, there are no guarantees remote working will not have a negative impact if it continues.
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
As consumer demand for digital promotions has increased, promotion spending has shifted from traditional promotions through traditional offline or analog channels, such as newspapers and direct mail, to digital coupons. However, it is difficult to predict whether the pace of transition from traditional to digital promotions will continue at the same rate and whether the growth of the digital promotions market will continue. Some large retailers do not yet use digital paperless promotions. If a retailer decides not to accept digital paperless promotions or a CPG reduces its spend in digital promotions, our business could be harmed. For example, we saw a decrease in promotion spending with us by three of our top CPG customers in much of 2019. In order to expand our business, we must appeal to and attract consumers who historically have used traditional promotions to purchase goods or may prefer alternatives to our offerings, such as those of our competitors. If the demand for digital promotions does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenues will require increasing the number of brands that are using our digital promotions solutions within each CPG. If our projections regarding the adoption and usage of Quotient Promotions and Retailer iQ by retailers, CPGs and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. A variety of factors could slow the success of Quotient Promotions and Retailer iQ generally, including insufficient time, resources or funds committed by retailers to the promotion of our platforms and solutions, a retailer’s decision to forego marketing our platforms, our inability to obtain sufficient data rights to maximize the functionality of our platforms and our inability to monetize enhanced platform functionality, and our inability to efficiently integrate our platforms and Retailer iQ with a retailer’s system. Even if we are successful in driving the adoption and usage of our platforms and Retailer iQ by retailers, CPGs and consumers, if Retailer iQ fee arrangements or transaction volumes, or the mix of offers, change or do not meet our projections, our revenues may be harmed. We expect that the market will evolve in ways which may be difficult to predict. For instance, although we expect CPGs to stop spending on the offline free-standing insert (FSI), our expectations regarding the timing of such change or our expectations that CPGs will shift some of their FSI budgets to our solutions or about the timing of such shifts may not be accurate. It is also possible that digital promotion offerings generally could lose favor with CPGs, retailers or consumers. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. In addition, we will need to continue to grow demand for our digital promotions platform by CPGs, retailers and consumers, including through continued innovation and implementation of new initiatives associated with the digital promotions. For example, if consumer demand for our software-free print solution, in-lane targeted promotions, national rebates, or our mobile applications does not grow as we expect or decreases, our business may be harmed. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be harmed and our results of operations could be negatively impacted. For example, some retailers discontinued the acceptance of paper coupons for a variety of reasons, including to address the fear that COVID-19 may be transmitted through paper. If retailers and consumers refuse to use our solutions involving paper, such as digital print, in-lane targeted offers and national rebates, our business could be harmed. Our revenues may also be harmed if we are unable to manage the transition and the growth of digital paperless coupons is slower than the decline in digital print coupons. Conversely, acceleration of this shift (from, for example, acceptance of digital paperless coupons by new retailers) could lead to unanticipated increases in revenue.
The success and scale of our solutions and platforms depend, in part, on our strategic relationships with retail partners and the level of commitment and support by retailers.
Our Promotions, Media, Audience, and Analytics platforms and solutions, which include Retail Performance Media (RPM), Retailer iQ, and Quotient Analytics, depend in part to our strategic relationships with retail partners, which provide us with access to retailer data, consumer, web and mobile properties, and scale. If we do not maintain and expand these relationships or add new retailer partners, our business will be harmed.
For example, retailer support and commitment are central to the success and scale of RPM. In turn, RPM fuels the data and insights that drive our other solutions and platforms. Our revenues and growth may be adversely impacted if RPM retailers do not support RPM or if we are unable to add new RPM retail partners. For example, our revenues were harmed in the first and second quarter of 2020 when retailers mostly paused or delayed and in some cases cancelled RPM campaigns in response to supply-chain challenges and out-of-stock product at shelf, consumer purchasing behavior changes, and other issues resulting from the COVID-19 pandemic.
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
As our retail partners focus on the unprecedented challenges that COVID-19 has posed, they may not provide the support necessary for our product launches, which could cause delays. For example, our targeted in-lane at checkout and our eCommerce sponsored search products require resources and support from our retail partners and the success of these products has been adversely impacted by delays in planned launches for this year and by other lack of support.
We depend in part on data-rights agreements with our retail partners to power a range of products and the termination of such agreements or the failure to obtain additional data rights can severely impact our revenue and growth.
Our Promotions, Media, Audience and Analytics platforms and solutions, which include Retailer iQ, our targeted promotions and media offerings, and Quotient Analytics, are powered in part by data we obtain from our retail partners.  Our access to this data is governed by data-rights agreements with some of our retail partners.  These data-rights agreements have complex rules and are required to be renewed periodically.  If we fail to secure additional data rights or renew expiring data-rights agreements, if we are found to be in violation of any of our obligations under these agreements, or if retailers lose their data rights, we could lose access to retailer data.  Without retailer data, our Promotions, Media, Audience and Analytics platforms and solutions would be less valuable to our CPG customers, publishers, ad tech and retail partners. In addition, changes to international, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, eCommerce, competition, price discrimination, consumer protection, taxation, and the use of promotions may require us to amend, or alter our practices under, our data rights agreements.  If we and our retail partners cannot respond timely to such legal and regulatory changes, or if retailers decide to limit or prohibit use of their data to comply with such changes our revenue and growth would be impaired.  For instance, if the California Consumer Privacy Act of 2018 (the " CCPA"), is amended to prohibit the “sale” (as defined in the CCPA) of loyalty program data, or if retailers materially restrict our use of purchase and loyalty card data in light of the CCPA or similar laws or regulations, our business will be harmed. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.
Our ability to generate revenue depends on our collection and use of significant amounts of data from various sources, which may be restricted by consumer choice, restrictions imposed by retailers, publishers and browsers or other software developers, changes in technology, and new developments in laws, regulations and industry standards.
Our ability to deliver our Promotions, Media, Audience and Analytics platforms and solutions depends on our ability to successfully leverage data, including data that we collect from consumers, data we receive from retail partners and third parties, and data from our own operating history.  Using cookies, loyalty card numbers both on-line and in-store, device identifiers (including Google AdID and Apple IDFA), and other tracking technologies, we, our retail partners and other data providers collect information about the interactions of consumers with our retail partners’ digital properties and in-store, our own and operated properties, and certain other publisher sites and apps. Our ability to successfully leverage such data depends on our continued ability to access and use such data, which can be restricted by a number of factors, including consumer choice, success  in obtaining consumer consent, restrictions imposed by our retail and other data partners or other third parties, publishers and web browser developers or other software developers, changes in technology, including changes in web browser technology, and new developments in, or new interpretations of laws, regulations and industry standards. For example, Apple has recently announced several changes to iOS that will require consumers to opt-in to sharing data with publisher sites and app, which may adversely impact our business. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanism as a result of industry regulatory and/or legal developments, the adoption by consumers of browsers settings or “ad-blocking” software and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.
Unfavorable publicity and negative public perception about our industry or data collection and use could adversely affect our business and operating results.
With the growth of online advertising and eCommerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and privacy matters, particularly as they relate to individual privacy interests. Any unfavorable publicity or negative public perception about our use of data or other data focused industries could affect our business and results of operations, and may lead digital publishers like Facebook to change their business practice, or trigger additional regulatory scrutiny or lawmaking that affects us. For example, in recent years, consumer advocates, mainstream media and elected officials have increasingly and publicly criticized data and marketing companies for their collection, storage and use of personal data. The negative public attention could cause CPGs or our retail partners to discontinue using our targeted advertising solutions. This public scrutiny may also lead to general distrust of data and marketing companies, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective customers’ demand for our products and services and adversely affect our business and operating results.
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
In addition to other factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:
•our ability to grow our revenues by increasing our share of CPG spending and the number of brands using our platforms, including Retailer iQ, increasing media spending on our platforms, the timing and extent of CPGs switching from free standing inserts to digital promotions, further integrating with our retailers, adding new CPGs and retailers to our network and growing our current consumer base and expanding into new industry segments such as convenience, specialty/franchise retail, restaurants and entertainment;
•our ability to leverage retailer demands to increase CPG spend on RPM;
•our ability to grow our revenues will depend on CPGs’ annual marketing budgets which are affected by economic headwinds facing the CPG industry;
•reduction in demand or volatility in demand for one or more of our products, which may be caused by, among other things: delay or cancellation of marketing campaigns by CPGs and retailers as they focus on manufacturing in-demand products, replenishing out-of-stock items, adjust to changes in consumer purchasing behavior, contend with supply-chain challenges, and other issues arising out of the COVID-19 pandemic;
•disruption of planned themed marketing campaigns by CPGs and retailers, including campaigns that were adversely impacted by shelter-in-place orders and social distancing due to the COVID-19 pandemic;
•reduction in overall media spend by CPGs in reaction to the COVID-19 pandemic, which primarily harmed our media business starting March of 2020 and into the second quarter of 2020 and despite a return of bookings, could have an adverse effect through the rest of 2020;
•our ability to successfully respond to changes in the digital promotions and media market and continue to grow the market and demand for our platforms;
•our ability to grow consumer selection and use of our digital promotion offerings and attract new consumers to our platforms;
•the amount and timing of digital promotions and marketing campaigns by CPGs, which are affected by budget cycles, economic conditions, seasonality and other factors;
•the impact of global business or macroeconomic conditions, including the resulting effects on the level of coupon and trade promotion spending by CPGs and spending by consumers;
•our ability to grow and maintain our relationships with retailers, including our ability to negotiate favorable data rights agreements with retailers;
•the impact of competitors or competitive products and services, and our ability to compete in digital marketing;
•our ability to obtain and increase the number of high quality promotions;
•changes in consumer behavior with respect to digital promotions and media and how consumers access digital promotions and media and our ability to develop applications that are widely accepted and generate revenues for CPGs, retailers and us;
•the costs of investing, maintaining and enhancing our technology infrastructure;
•increased legal and compliance costs associated with data protection laws and regulations in various jurisdictions, including the CCPA, which went into effect on January 1, 2020;
•the costs of developing new products, solutions and enhancements to our platform;
•whether new products successfully launch on time;
•our ability to manage our growth, including scaling our solutions, developing and growing our Media, Audience and Analytics Cloud platforms;
•the success of our sales and marketing efforts;
•the costs of acquiring new companies;
•the costs of successfully integrating acquired companies and employees into our operations, including costs related to the integration of Elevaate and Ubimo;
•changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•our ability to deal effectively with fraudulent transactions or customer disputes;
•our ability to collect payment for services timely, as COVID-19 pandemic may cause liquidity issues for some of our customers;
•the attraction and retention of qualified employees and key personnel, which can be affected by changes in U.S. immigration policies;
•the effectiveness of our internal controls;
•increased legal, accounting and compliance costs associated with complying with Section 404 of the Sarbanes-Oxley Act (“SOX”);
•changes in accounting rules, tax laws or interpretations thereof; and
•changes in the way we process and deliver our services, which could affect whether revenue is recognized on a net or gross basis.
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
The effects of health epidemics, including the COVID-19 pandemic, have had, and may continue to have, an adverse impact on our business, operations and the markets and communities in which we and our partners operate.
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
In response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners. Certain jurisdictions have begun lifting such orders or restrictions only to return to these restrictions in the face of increases in new COVID-19 cases. The effects of these indefinite travel restrictions and prolonged alternative working arrangements are unknown, and may negatively impact the productivity of our employee base, and a disproportionately negative impact on our sales and operations functions, which could have an adverse effect on our business, operating results, and financial condition.
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
Some of our agreements with retailers include certain prepaid or guaranteed distribution fees. If the adoption and usage of Retailer iQ, targeted in-lane at checkout offers, and our other platforms and solutions do not meet projections or minimums, these prepaid or guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. For example, during the third quarter of 2016, we recorded a one-time charge associated with certain distribution fees under an arrangement with a retail partner that were deemed unrecoverable. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. Accordingly, during the third quarter of 2016, we recognized a loss of $7.4 million related to such distribution fee arrangement. In 2020, implementation of one of the Company’s solutions with a retailer experienced slower than expected adoption due to a variety of factors, including impacts related to the spread of COVID-19 and the retailer's failure to perform certain obligations under the agreement. In light of these factors, the Company was not able to meet the contractual minimum under such arrangement at the end of the applicable period, which was originally scheduled to end in October 2020. If the contractual minimum and applicable period remain enforceable in light of these factors, the Company may recognize a loss that, depending on a variety of factors, could be as high as the high single digit millions. Accordingly, the Company has accrued $2.0 million related to such guaranteed distribution fee arrangement in other current liabilities as of September 30, 2020.
Our gross margins are dependent on many factors, some of which are not directly controlled by us.
The factors potentially affecting our gross margins include:
•our product mix since we have significant variations in our gross margin among products. Any substantial change in product mix could change our gross margin;
•growth and expansion of our lower-margin media products, including programmatic ads delivered through third-party ad-tech partners and publishers;
•increasing data and traffic acquisition costs for offsite media on non-owned-and-operated properties;
•evolving fee arrangements with CPGs, because as we continue to scale customers on our platforms we will continue to experiment with various fee arrangements which might have an impact on our gross margins;
•evolving fee arrangements with retailers, because as we expand our product offerings we have also expanded distribution fee arrangements with retailers which might have an impact on our gross margins;
•success of our pricing strategies, including strategies that guarantee certain outcomes;
•success of our investments in technology and automation or through acquisitions to gain cost efficiencies; and
•pricing and acceptance of higher-margin new products.
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

We must continue to maintain and expand the use by consumers of digital promotions in order to increase the attractiveness of our platforms to CPGs and retailers and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of relevant and high quality digital promotions, or that the usage of digital promotions is easy and convenient through our platforms, we may not be able to attract or retain consumers on our platforms. If we are unable to maintain and expand the use by consumers of digital promotions on our platforms, including through our national rebates platform, software-free print solution, our retail partners properties, our white label customer relationship management solutions, and Coupons.com and Shopmium mobile applications, or if we do not do so to a greater extent than our competitors, CPGs may find that offering digital promotions on our platforms do not reach consumers with the scale and effectiveness that is compelling to them. Likewise, if retailers find that using our platforms, including Retailer iQ, does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, then the revenues we generate may not increase to the extent we expect or may decrease. Any of these could adversely affect our operating results.
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
Consumer shopping behavior has changed dramatically in response to the COVID-19 pandemic. For instance, shoppers continue to minimize shopping trips, rely on online grocery shopping, change buying habits as their lifestyles were impacted by state and local orders and social distancing . If consumers decide not to use our products that involve paper as a result of COVID-19 and do not find our purely digital products compelling, our business could be harmed.
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
We expect competition in digital promotions and media and audiences to continue to increase. The market for digital promotions and media and audiences is competitive, fragmented and rapidly changing. We compete against a variety of companies with respect to different aspects of our business, including:
•offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupon promotions and discounts on products and services in free standing inserts or other forms, including Valassis Communications, Inc., News America Marketing and Catalina Marketing Corporation;
•providers of digital promotions such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire, Inmar/You Technology, News America Marketing’s SmartSource; companies that offer cash back solutions such as iBotta, Inc., News America Marketing’s Checkout 51; and companies providing other eCommerce based services that allow consumers to obtain direct or indirect discounts on purchases; and companies that offer coupon codes such as RetailMeNot, Inc., Groupon, Inc., Exponential Interactive, Inc.’s TechBargains.com, Savings.com, Inc., Honey Science Corporation, which was acquired by PayPal Holdings, Inc., and Rakuten, Inc.;
•Internet sites and blogs that are focused on specific communities or interests that offer promotions or discount arrangements related to such communities or interests;
•companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corp.; and
•companies offering digital advertising technology, inventory, data, and services solutions for CPGs and Retailers including:  Google, Facebook, Pinterest, Adobe, The Trade Desk, Oracle, Criteo, Microsoft, and others.

We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:
•scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
•ability to attract consumers to use digital promotions and media delivered by it;
•platform security, scalability, reliability and availability;
•integration with retailer applications, point of sales systems, and consumer channels;
•access to retailer data;
•measurement that demonstrates the effectiveness of campaigns;
•quality of tools, reporting and analytics for planning, development and optimization of promotions;
•number of channels by which a company engages with consumers;
•integration of products and solutions;
•rapid deployment of products and services for customers;
•breadth, quality and relevance of the Company’s digital promotions and media and audiences;
•ability to deliver high quality and increasing number of digital promotions that are widely available and easy to use in consumers’ preferred form;
•brand recognition and reputation;
•breadth and expertise of the Company’s sales organization; and
•skill and expertise of the Company’s operations organization.
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
We may face competition from companies we do not yet know about. If existing or new companies develop, market or offer competitive digital coupon solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. For example, on March 13, 2019, Inmar announced that it completed the acquisition of Kroger’s subsidiary You Technology and entered into a long-term service agreement to provide digital coupon services to the Kroger family of stores.  Following this acquisition, Inmar terminated our agreement with You Technology as of December 2019. This adversely affected our ability to distribute digital promotions through You Technology, which generated less than 5% of our revenue in 2019.
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
We have acquired a number of businesses, and expect to continue to evaluate and consider a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and strategic investments. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:
•expected and unexpected costs incurred in identifying and pursuing strategic transactions and performing due diligence regarding potential strategic transactions that may or may not be successful;
•failure of an acquired company to achieve anticipated revenue, earnings, cash flows or other desired technological and business goals;
•effectiveness of our due diligence review and our ability to evaluate the results of such due diligence, which are dependent upon the accuracy and completeness of statements and disclosures made by the acquired company;
•diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration;
•disputes as a result of certain terms and conditions of our transactions, such as payment of contingent consideration, compliance with covenants, or closing adjustments;
•the need to integrate technical operations and security protocols, which may lead to significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our products and services;
•the need to integrate the acquired company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;
•retention of key employees from the acquired company and cultural challenges associated with integrating employees from the acquired company into our organization;
•the need to implement or improve controls, procedures and policies appropriate for a public company at companies that prior to acquisition had lacked such controls, procedures and policies;
•in some cases, the need to transition operations and customers onto our existing platforms;

•in certain instances, the ability to exert control of acquired businesses that include earnout provisions in the agreements relating to such acquisitions or the potential obligation to fund an earnout for, or other obligations related to, a product that has not met expectations;
•the need to integrate operations across different geographies, cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities;
•difficulties valuing intangibles related to acquired businesses, which could lead to write-offs or charges related to acquired assets or goodwill; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties and intellectual property infringement claims.
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
We have significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Through acquisitions we have added multiple additional offices within the last two years.  Such expansion increases the complexity of our business and places significant demands on our management, operations, technical performance, financial resources and internal control over financial reporting functions. Continued growth could strain our ability to deliver digital promotions and media on our platforms, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. Failure to manage our expansion may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.
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
Our sales cycles with CPGs and retailers have been prolonged as a result of the uncertainty and restrictions caused by the COVID-19 pandemic. Sales meetings are conducted remotely due to shelter-in-place orders and work and travel restrictions.
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
We collect and maintain data about consumers, including personally identifiable information or personal data, as well as other confidential or proprietary information. Like all businesses that use computer systems and the Internet, our security measures as well as those of companies we may acquire and our third-party service providers and partners, may not detect or prevent all attempts to gain access to our systems, denial-of-service attacks, viruses, malicious software including malware and ransomware, break-ins, phishing attacks, social engineering, human error, security breaches or other attacks and similar disruptions (including those caused by national disasters, terrorism, war and telecommunication and electric failures). Such events may jeopardize the security of information stored in or transmitted by our systems or solutions or that we or our third-party service providers and partners otherwise maintain, including payment systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure, access to, acquisition of or use of personally identifiable or other confidential information or proprietary data, or subject us to fines or higher transaction fees or limit or result in the termination of our access to certain payment methods. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and other security vulnerabilities could be significant. Due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks. If we, or our service providers and partners, experience compromises to our security that result in performance or availability problems, the complete shutdown of one or more of our websites and mobile applications, or the misuse, loss or unauthorized access to or disclosure of confidential information, personally identifiable information, or other personal or proprietary data, CPGs, retailers, and consumers may lose trust and confidence in us and decrease their use of our platforms or stop using our platforms entirely. Such compromises to personal or sensitive information or proprietary data could lead to litigation or other adversarial actions by business partners such as retailers or consumers.

Because the techniques used to obtain unauthorized access are often sophisticated and change frequently, neither we nor third-party service providers and partners can guarantee that our systems will not be breached. In addition, consumer information including email addresses, phone numbers, transaction data, and data on consumer usage of our and our retailer partners’ websites and mobile applications could be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. Security breaches can also occur as a result of nontechnical issues, including intentional or inadvertent actions by our employees or by persons with whom we have commercial relationships that lead to exposure of any types of personal, sensitive or proprietary information. Any or all of these issues, or the perception that any of them has occurred, even if inaccurate, could negatively impact our reputation and our ability to attract and retain CPGs and retailers as well as consumers or could reduce the frequency with which our platforms are used, cause existing or potential CPG or retailer customers to cancel their contracts or subject us to third-party lawsuits, regulatory fines or other action or liability, and harm our business and results of operations. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals or other parties pursuant to various foreign, domestic (federal and state) data protection, privacy and security laws, regulations and guidelines, industry standards and contracts, if applicable. Accordingly, a security breach or privacy violation that leads to unauthorized access to, disclosure of, or acquisition of personally identifiable information, could result in fines, increased costs or loss of revenue as a result of: harm to our reputation; additional compliance obligations or enforcement measures under foreign, federal or state laws; and remediation and corrective action we undertake as required by law or as otherwise necessary.
Remediation of any potential cyber security breach may involve significant time, resources, and expenses, which may result in potential regulatory inquiries, litigation or other investigations, and can affect our financial and operational condition.
Failure to deal effectively with fraudulent or other improper transactions could harm our business.
Digital promotions are issued in the form of redeemable coupons, coupon codes with unique identifiers. It is possible that third parties may create counterfeit digital coupons or coupon codes or exceed print or use limits in order to fraudulently or improperly claim discounts or credits for redemption. It is also possible that third parties may fraudulently or improperly claim cash-back rebates causing us to pay out cash that we are not able to get reimbursement from our customers. It is possible that individuals will circumvent our anti-fraud systems using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract. Further, we may not detect any of these unauthorized activities in a timely manner. Third parties who succeed in circumventing our anti-fraud systems may sell the fraudulent or fraudulently obtained digital coupons on social networks or claim discounts, credits or cash-back that they are not entitled to, which would damage our brand and relationships with CPGs and harm our business. Legal measures we take or attempt to take against these third parties may be costly and may not be ultimately successful. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse CPGs and retailers for any funds stolen or revenues lost as a result of such breaches. Our CPGs and retailers could also request reimbursement, or stop using our services, if they are affected by buyer fraud or other types of fraud. We may incur significant losses from fraud and counterfeit digital coupons and receipts. If our anti-fraud technical and legal measures do not succeed, our business may suffer.

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
A portion of our business is based upon consumers using coupon codes from specialty retailers in connection with the purchase of goods or services. The commissions we earn for coupon codes accessed through our platform are tracked by performance marketing networks. Third-party performance marketing networks provide publishers with affiliate tracking links that allow for revenues to be attributed to publishers. When a consumer executes a purchase on a publisher’s website as a result of a performance marketing program, most performance marketing conversion tracking tools credit the most recent link or ad clicked by the consumer prior to that purchase. This practice is generally known as “last-click attribution.” We generate revenues through transactions for which we receive last-click attribution. Risks that may adversely affect our performance marketing programs and our relationships with performance marketing networks include the following, some of which are outside our control:
•we may not be able to adapt to changes in the way in which CPGs and merchants attribute credit to us in their performance marketing programs, whether it be “first-click attribution” or “multichannel attribution,” which applies weighted values to each of a retailer’s advertisements and tracks how each of those advertisements contributes to a purchase, or otherwise;
•we may not receive revenue if consumers make purchases from their mobile devices as many retailers currently do not recognize affiliate tracking links on their mobile-optimized websites or applications, and tracking mechanisms on mobile websites or applications may not function to allow retailers to properly attribute sales to us;
•we may not generate revenue if consumers use mobile devices for shopping research but make purchases using coupon codes found on our sites in ways where we do not get credit;
•refund rates for products delivered on merchant sites may be greater than we estimate;
•performance marketing networks may not provide accurate and timely reporting on which we rely, we could fail to properly recognize and report revenues and misstate financial reports, projections and budgets and misdirect our advertising, marketing and other operating efforts for a portion of our business;
•we primarily rely on a small number of performance marketing networks in non-exclusive arrangements, the loss of which could adversely affect our coupon codes business;
•we primarily rely, in connection with our search engine marketing business, on a small number of brand partners that work with us in non-exclusive arrangements, the loss of which could adversely affect our coupon codes business;
•industry changes relating to the use of performance marketing networks could adversely impact our commission revenues;
•to the extent performance marketing networks serve as intermediaries between us and merchants, it may create challenges to building our own brand awareness and affinity with merchants, and the termination of our relationship with the performance marketing networks would terminate our ability to receive payments from merchants we service through that network;
•performance marketing networks may compete with us; and
•economic uncertainty related to COVID-19 and its impact on consumer spending.
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
We are subject to a variety of foreign, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, eCommerce, competition, price discrimination, consumer protection, taxation, and the use of promotions. Many of these laws, regulations, and standards are still evolving and being tested in courts and industry standards are still developing. Our business, including our ability to operate and expand, could be adversely affected if legislation, regulations or industry standards are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices or the design of our platform. Existing and future laws, regulations and industry standards could restrict our operations, and our ability to retain or increase our CPGs and retailers and consumers’ use of digital promotions delivered on our platform may be adversely affected and we may not be able to maintain or grow our revenues as anticipated.

For example, the CCPA came into effect on January 1, 2020; the CCPA has already been amended and grants California residents new rights with respect to their personal information. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered businesses to provide new disclosures to California residents and provide them new ways to opt-out of certain disclosures of personal information. In addition, the CCPA allows for a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted, but as currently written, it may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data. As we expand our operations, the CCPA may increase our compliance costs and potential liability, Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S. Other states are beginning to propose similar laws.

Compliance with these and any other applicable privacy, data protection, data security, marketing and consumer protection guidelines, laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with them. We believe our policies and practices comply in material respects with these guidelines, laws and regulations. However, if our belief is incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may face significant fines and penalties that could adversely affect our business, financial condition and result of operations. Further, we could be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information or implement new safeguards or business processes to help individuals manage our use of their information, among other changes. We also cannot control our retail partners’ approach or interpretation of CCPA or other privacy regulations, which may impact their willingness or ability to provide us data that our platforms and solutions are dependent upon, or the terms on which they are willing or able to provide it. Changes to our data sources may restrict our ability to maintain or grow our revenues as anticipated.
If the use of third-party cookies or other tracking technology is rejected by Internet users, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could decline and we could lose customers and revenue.
We use a number of technologies to collect information used to deliver our solutions. For instance, we use small text files (referred to as "cookies"), placed through an Internet browser on an Internet user's machine which corresponds to a data set that we keep on our servers, to gather important data to help deliver our solution. Certain of our cookies, including those that we predominantly use in delivering our solution through Internet browsers, are known as "third-party" cookies because they are delivered by third parties rather than by us. Our cookies collect information, such as when an Internet user views an advertisement, clicks on an advertisement, or visits one of our advertisers' websites. In some countries, including countries in the European Economic Area, and certain states within the U.S., such as California, this information may be considered personal information under applicable data protection laws. On mobile devices, we may also obtain location based information about the user's device through our cookies or other tracking technologies. We use these technologies to achieve our customers' campaign goals, to ensure that the same Internet user does not unintentionally see the same media too frequently, to report aggregate information to our customers regarding the performance of their digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network. We also use data from cookies to help us decide whether and how much to bid on an opportunity to place an advertisement in a certain Internet location and at a given time in front of a particular Internet user. A lack of data associated with or obtained from third-party cookies may detract from our ability to make decisions about which inventory to purchase for an advertiser's campaign and may adversely affect the effectiveness of our solution and harm our business.
Cookies may be deleted or blocked by Internet users. The most commonly used Internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers. Some Internet users also download "ad blocking" software that prevents cookies from being stored on a user's computer. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, certain web browsers may block third-party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers are altered by Internet users to permit the placement of third-party cookies, we would be able to set fewer of our cookies in users’ browsers, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to identify individual Internet users or Internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same user across different web properties, and reduce the effectiveness of our solution.
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
Failure to comply with federal, state and foreign privacy, data protection, marketing and consumer protection laws, regulations and industry standards, or the expansion of current or the enactment or adoption of new privacy, data protection, marketing and consumer protection laws, regulations or industry standards, could adversely affect our business.
We and our service providers and partners are subject to a variety of federal, state and foreign laws, regulations and industry standards regarding privacy, data protection, data security, marketing and consumer protection, which address the collection, storing, sharing, using, processing, disclosure and protection of data relating to individuals, as well as the tracking of consumer behavior and other consumer data. We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing and may be subject to differing interpretations and are costly to comply with or inconsistent among jurisdictions. For example, the Federal Trade Commission, or the FTC, expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use, disclosure, and storage of consumer information, and establish principles relating to notice, consent, access and data integrity and security. The laws and regulations in many foreign countries relating to privacy, data protection, data security, marketing and consumer protection often are more restrictive than in the United States, and may in some cases be interpreted to have a greater scope. Additionally, the laws, regulations and industry standards, both foreign and domestic, relating to privacy, data protection, data security, marketing and consumer protection are dynamic and may be expanded or replaced by new laws, regulations or industry standards.
Various industry standards on privacy and data security have been developed and are expected to continue to develop, which may be adopted by industry participants at any time. We are subject to the terms of our privacy policies, other documentation and obligations to third parties relating to privacy, data protection and data security, including contractual obligations relating to privacy rights, data protection, data use and data security measures. We are also required, under certain regulatory regimes and industry standards, to contractually require our service providers to meet certain privacy and security requirements. Certain of our solutions, including Quotient Promotions, Media, Audience and Analytics platforms and solutions depend in part on our ability to use data that we obtain in connection with our offerings, and our ability to use this data may be subject to restrictions in our commercial agreements and subject to the privacy policies of the entities that provide us with this data. Our, our service providers or our partners’, failure to adhere to these third-party restrictions on data use may result in claims, proceedings or actions against us by our business counterparties or other parties, or other liabilities, including loss of business, reputational damage, and remediation costs, which could adversely affect our business.

We strive to comply with applicable laws, policies, contractual and other legal obligations as well as industry standards of conduct relating to privacy, data security, data protection, marketing and consumer protection. However, these obligations and standards of conduct often are complex, vague, and difficult to comply with fully, and it is possible that these obligations and standards of conduct may be interpreted and applied in new ways and/or in a manner that is inconsistent with each other or that new laws, regulations or other obligations may be enacted. It is possible that our practices may be argued or held to conflict with applicable laws, policies, contractual or other legal obligations, or applicable industry standards of conduct relating to privacy, data security, data protection, marketing or consumer protection. Any failure, or perceived failure, by us or parties upon which we rely to comply with our posted privacy policies or any federal, state or, as we continue to expand internationally, foreign privacy, data security, data protection, marketing or consumer protection-related laws, regulations, contractual obligations or self-regulatory principles or other industry standards could result in claims, proceedings or actions against us by governmental entities or others, other liabilities, could result in a loss of consumers using our digital coupons or loss of CPGs and retailers or harm to our reputation. Any of these circumstances could adversely affect our business. Further, if third parties we work with violate applicable laws, our policies or other privacy-related obligations, such violations may also put our consumers’ information at risk and could in turn have an adverse effect on our business.

Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer or other processing of personal data regarding individuals in the United Kingdom and European Union, is subject to the European Union General Data Protection Regulation (EU) 2016/679, or the GDPR, which took effect across all member states of the European Union, or EU, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data or personally identifiable information, including requirements relating to obtaining consent of the individuals to whom the personal data relates, establishing a legal basis for processing personal data, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data that requires the adoption of administrative, physical and technical safeguards, providing notification of data breaches to appropriate data protection authorities or data subjects, establishing means for data subjects to exercise rights in relation to their personal data and taking certain measures when engaging third-party processors. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal data and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenue or 20 million Euros, whichever is greater, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from GDPR violations. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data.

European data protection laws, including the GDPR, generally restrict the transfer of personal data from Europe, including the EEA, United Kingdom and Switzerland (collectively, "Europe"), to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Although there are legal mechanism to allow for the transfer of personal data from the EEA, Switzerland and United Kingdom to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary for our business.One of the primary safeguards allowing U.S. companies to import personal data from Europe to the United States has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce.  However, in July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used to transfer personal data from Europe to the United States or other countries.  At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses, the latter of which is a mechanism upon which we have relied for transfers of personal data from the EU to the United States. The Swiss Federal Data Protection and Information Commissioner similarly announced the use of the Swiss-U.S. Privacy Shield is inadequate for personal data transfers from Switzerland to the U.S. Authorities in the UK may similarly invalidate use of the EU-U.S. Privacy Shield for transfers of personal data from the United Kingdom to the U.S. As such, if we are unable to implement a valid solution for personal data transfers from Europe, we may face increased exposure to regulatory actions, sanctions, and injunctions against processing personal data from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal data from Europe may decrease demand for our services as our customers that are subject to European data protection laws seek alternative services that do not involve personal data transfers out of Europe. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. In addition, we may experience reluctance or refusal by European consumers, retailers or CPGs to continue to using our solutions, and we may be at risk of enforcement actions taken by a European data protection authority until we ensure that all applicable data transfers to us from Europe are compliant with the European data protection laws.

Additionally, the United Kingdom has exited from the EU, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. While the UK Data Protection Act of 2018, that “implements” and complements the GDPR is effective in the United Kingdom, it remains unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR following the Brexit transition period ending on December 31, 2020. During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the UK, including the GDPR, and transfers of data from the EU to the United Kingdom are permitted without the need for any “adequacy mechanism.” Unless the EU Commission makes an “adequacy finding” in respect of the United Kingdom before January 1, 2021, from that date the United Kingdom will be a “third country” under the GDPR and transfers of personal data from the EU to the United Kingdom will require an “adequacy mechanism,” such as the Standard Contractual Clauses.
We may incur liabilities, expenses, costs, and other operational losses under the GDPR and applicable EU Member States, Switzerland and United Kingdom privacy laws in connection with any measures we take to comply with them. Additionally, the CCPA creates new individual privacy rights for California residents and places increased privacy and security obligations on entities handling personal data of California residents.
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
We currently generate almost all of our revenues from the United States. We also operate to a limited extent in the United Kingdom, France and other countries in Europe. Many CPGs and retailers on our platforms have global operations and we plan to grow our operations and offerings through expansion in existing international markets and by partnering with our CPGs and retailers to enter new geographies that are important to them. Further expansion into international markets will require management attention and resources and we have limited experience entering new geographic markets. Entering new foreign markets will require us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our business model. In some countries, we will compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. As we expand internationally, we will be subject to risks of doing business internationally, including the following:
•competition with strong local competitors and preference for local providers, or foreign companies entering the same markets;
•the cost and resources required to localize our platform;
•burdens of complying with a wide variety of different laws and regulations, including intellectual property laws and regulation of digital coupons and media, Internet services, privacy and data protection, marketing and consumer protection laws, anti-competition regulations and different liability standards, which may limit or prevent us from offering of our solutions in some jurisdictions or limit our ability to enforce contractual obligations;
•differences in how trade promotion spending is allocated;
•differences in the way digital coupons and advertising are delivered and how consumers access and use digital coupons;
•technology compatibility;
•difficulties in recruiting and retaining qualified employees and managing foreign operations;
•different employee/employer relationships and the existence of workers’ councils and labor unions;
•shorter payment cycles, different accounting practices and greater problems in collecting accounts receivable;
•higher product return rates;
•seasonal reductions in business activity;
•adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash; and
•political and economic instability.
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
We prepare our financial statements to conform to U.S. GAAP. These accounting principles are subject to interpretation by the FASB, American Institute of Certified Public Accountants (“AICPA”), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in August 2020, the FASB issued a new standard ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which generally requires companies to report our convertible debt instrument as a single liability instrument with no separate accounting for the embedded conversion features. Additionally, this ASU amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. This new standard is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020.
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
We have research and development centers in India, France, and Israel.  We expect to increase our headcount, development, and operations activity in India. There is no assurance that our reliance upon international research and development resources and operations will enable us to achieve our research and development and operational goals or greater resource efficiency. Further, our international research and development and operations efforts involve significant risks, including:
•difficulty hiring and retaining appropriate personnel due to intense competition for such resources and resulting wage inflation in the cities where our research and development activities and operations are located;
•different labor regulations, especially in the European Union, where labor laws are generally more advantageous to employees as compared to United States, including deemed hourly wage and overtime regulations in these locations;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions;
•delays and inefficiencies caused by geographical separation of our international research and development activities and operations and other challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•the knowledge transfer related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our customers and other third parties;
•heightened exposure to change in the economic, security and political conditions in the countries where our research and development activities and operations are located;
•fluctuations in currency exchange rates and regulatory compliance in the countries where our research and development activities and operations are located; and

•interruptions to our operations in the countries where our research and development activities and operations are located as a result of floods and other natural catastrophic events as well as other events beyond our control such as power disruptions or terrorism.
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
In November 2017, we issued $200 million aggregate principal amount of convertible senior notes (the “notes”).  Our leveraged capital structure could have negative consequences, including, but not limited to, the following:
•we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;
•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;
•a substantial portion of our cash flow from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due; and
•we may elect to make cash payments upon any conversion of the convertible notes, which would reduce our cash on hand
Our ability to meet our payment obligations under our notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.
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
The price of our common stock may change in response to variations in our operating results and also may change in response to other factors, including factors specific to technology companies, many of which are beyond our control. As a result, our stock price may experience significant volatility. Among other factors that could affect our stock price are:
•the financial projections that we or analysts may choose to provide to the public, any changes in these projections or our failure for any reason to meet these projections;
•actual or anticipated changes or fluctuations in our results of operations;
•whether our results of operations meet the expectations of securities analysts or investors;
•addition or loss of significant customers or commercial business partners;
•price and volume fluctuations in the overall stock market from time to time;
•fluctuations in the trading volume of our shares or the size of our public float;
•success of competitive products or services;
•the public’s response to press releases or other public announcements by us or others, including our filings with the SEC;
•disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;
•announcements relating to litigation;
•speculation about our business in the press or the investment community;
•reports, guidance and ratings issued by securities or industry analysts;
•future sales of our common stock by our significant stockholders, officers and directors;
•changes in our capital structure, such as future issuances of debt or equity securities;
•our entry into new markets;
•regulatory developments in the United States or foreign countries;
•strategic actions by us or our competitors, such as acquisitions or restructurings; and
•changes in accounting principles.

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
Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 41% of our outstanding common stock, based on the number of shares outstanding as of September 30, 2020. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.
Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
Our Board of Directors previously approved programs for us to repurchase shares of our common stock. In April 2019, our Board of Directors authorized a one-year share repurchase program (“May 2019 Program”) for us to repurchase up to $60.0 million of our common stock from May 2019 through May 2020. In August 2019, our Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for us to repurchase up to $50.0 million of our common stock from August 2019 through August 2020. In March 2020, we suspended the August 2019 Program, as a precautionary measure to maximize liquidity and increase available cash on hand during this time of uncertainty and the August 2019 Program expired in August 2020. If our Board of Directors were to authorize a new repurchase program, the existence of such program could cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under any stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. In addition, we may face media or other scrutiny for past and any future stock repurchase programs. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.
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
Provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. Amongst other things, these provisions:

•authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to defend against a takeover attempt;
•establish a classified Board of Directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;
•require that directors only be removed from office for cause and only upon a majority stockholder vote;
•provide that vacancies on the Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;
•prevent stockholders from calling special meetings; and
•prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

In August 2019, the Company’s Board of Directors authorized a one-year share repurchase program for the Company to repurchase up to $50.0 million of its common stock from August 2019 through August 2020. During the three and nine months ended September 30, 2020, the Company did not repurchase any shares of its common stock, and the program expired in April 2020.

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

QUOTIENT TECHNOLOGY INC.

Dated: November 5, 2020	By:	/s/ Steven Boal
Steven Boal
Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2020	By:	/s/ Pamela Strayer
Pamela Strayer
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)