Form 10-K
period 2020-12-31
Quotient Technology Inc.
filed 2021-02-23
CIK 1115128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $7.32 per share of the
Registrant’s common stock as reported by the New York Stock Exchange on June 30, 2020, was $625.1 million. The calculation of the aggregate market value of voting and non-voting common equity excludes 5.1 million shares of the registrant held by executive officers, directors and stockholders that the registrant concluded were affiliates of the registrant on that date.  Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of registrant’s Common Stock outstanding as of February 17, 2021 was 92,578,728.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.  Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

Unless the context otherwise requires, the terms “Quotient,” “Coupons,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Quotient Technology Inc. and its consolidated subsidiaries.
Quotient, Ubimo, Ahalogy, Elevaate, SavingStar, Shopmium and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Quotient and its subsidiaries. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “believe,” “continue,” “could,” “seek,” “might,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “approximately,” “project,” “should,” “will,” “would” or the negative or plural of these words or similar expressions, as they relate to our company, business and management, are intended to identify forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our financial performance, including our revenues, margins, costs, expenditures, growth rates and operating expenses, and our ability to generate positive cash flow and become profitable;
•our expectations regarding Quotient Media Platform, Quotient Retailer Performance Media Platform, Quotient Promotions Platform, Quotient Retailer Promotions Platform, Quotient Consumer Properties, Quotient Retailer Media Services and Quotient Data & Analytics Platform;
•our expectations regarding the shift to digital promotions and advertising from off-line channels;  our ability to adapt to CPG's and retailer's changes in marketing goals, strategies and budgets and the timing of their marketing spend;
•our ability to maintain and grow our retailer network and expand into new verticals;
•our ability to capitalize on the shift from offline to digital marketing and growth in e-commerce;
•our ability to maintain and expand our data rights with our retailer network;
•our ability to successfully execute and expand our digital media solutions into areas such as retail performance media, social influencer marketing, sponsored product search, DOOH, and programmatic media;
•our ability to successfully execute and expand our promotions solutions into areas such as in-lane, targeted promotions, national rebates, and loyalty rewards programs;
•our strategies relating to the growth of our platforms and our business, including pricing strategies;our ability to demonstrate the value of our platforms through trusted measurement metrics;
•our ability to maintain and grow the size of our targetable audience;
•our ability to respond to changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•our ability to deploy, execute, and continue to develop our measurement and analytics capabilities;
•our ability to expand the use of our media and promotions offerings by consumers;
•our ability to innovate our consumer solutions and experiences to retain and grow our consumer base;
•our ability to expand the number, variety, quality, and relevance of promotions available on our platforms and through our network;
•our ability to hire, integrate, train and retain talented personnel;
•our ability to successfully integrate our newly acquired companies into our business;
•our ability to effectively manage scaling and international expansion of our operations;
•our ability to successfully compete with existing and new competitors; and
•our ability to maintain, protect and enhance our brand and intellectual property.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully under "Item 1A. Risk Factors" below and include, but are not limited to, risks related to:

Risks Related to Our Business

•We have incurred net losses since inception and we may not be able to generate sufficient revenues or revenue growth to achieve or subsequently maintain profitability.
•Our revenue and business will be negatively affected if we fail to retain and expand our relationships with retailers and obtain retailer commitment and support for our platforms.
•The loss or decrease in spending of any significant customer could materially and adversely affect our results of operations and financial condition.
•If the distribution, revenue sharing or other fees that we pay increase or we are unable to meet contractual minimums under guaranteed distribution fee arrangements, our gross profit and business will be negatively affected.
•Our gross margins are dependent on many factors, some of which are not directly controlled by us.
•We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
•If we are unable to successfully respond to changes in the digital promotions market, our business could be negatively affected.
•If we fail to maintain and expand the use by consumers of digital promotions on our platform, our revenues and business will be negatively affected.
•Competition presents an ongoing threat to the success of our business.
•We depend in part on advertising agencies as intermediaries, and if we fail to develop and maintain these relationships, our business may be negatively affected.
•Our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.
•The effects of health epidemics, including the COVID-19 pandemic, have had, and may continue to have, an adverse impact on our business, operations and the markets and communities in which we and our partners operate. The loss or decrease in spending of any significant customer could materially and adversely affect our results of operations and financial condition.
•Acquisitions, joint ventures and strategic investments could result in operating difficulties, dilution and other harmful consequences.
•If we fail to effectively manage our growth, our business and financial performance may suffer.
•If our websites or those of our publishers fail to rank prominently in unpaid search results from search engines, traffic to our websites could decline and our business would be adversely affected.
•Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses including unauthorized use or disclosure of consumer data.
•Our business depends on strong brands, and if we are not able to maintain and enhance our brands, or if we receive unfavorable media coverage, our ability to retain and expand our number of CPGs, retailers and consumers will be impaired and our business and operating results will be negatively affected.

Risks Related to Government Regulation, Tax Law or Accounting Standards
•Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or our actual and perceived failure to comply with these laws, regulations and industry standards could substantially harm our business and results of operations.

•If our estimates or judgements relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

Risks Related to Our Platforms, Technology and Intellectual Property
•If our security measures or information we collect and maintain are compromised or publicly exposed, CPGs, retailers and consumers may curtail or stop using our platforms and we could be subject to claims, penalties and fines.
•Our ability to generate revenue depends on the collection, reliability, and use of significant amounts of data from various sources, which may be restricted by consumer choice, restrictions imposed by retailers, publishers and browsers or other software developers, changes in technology, and new developments in laws, regulations and industry requirements or standards.
•Our business relies in part on electronic messaging, including emails and SMS text messages, and any technical, legal or other restrictions on the sending of electronic messages or an inability to timely deliver such communications could harm our business.
•Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms, including our websites and mobile applications, and any significant disruption in service could result in a loss of CPGs, retailers and consumers.
•We may not be able to adequately protect our intellectual property rights.
•We may be accused of infringing intellectual property rights of third parties.
•Some of our solutions contain open source software, which may pose particular risks to our proprietary software and solutions.

Risks Related to Ownership of our Common Stock
•The market price of our common stock has been, and is likely to continue to be, subject to wide fluctuations and could subject us to litigation.

Risks Related to Our Convertible Senior Notes
•We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future growth, business needs and development plans.

General Risks
•Our business is subject to interruptions, delays or failures resulting from earthquakes, other natural catastrophic events or terrorism.
•Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.
•Global economic conditions could materially adversely affect our revenue and results of operations.

PART I
Item 1.         Business.
Overview
Quotient Technology Inc. is an industry leading digital media and promotions technology company that creates cohesive omnichannel brand-building and sales-driving marketing campaigns for consumer-packaged goods (“CPGs") companies and retailers throughout the path to purchase. These programs are delivered through our platforms across our broad network of digital properties to drive measurable sales and customer loyalty. Our network includes the digital properties of our retail partners and CPG customers, social media platforms, third-party properties, our flagship consumer brand Coupons.com properties and digital out-of-home ("DOOH") properties. This network provides Quotient with proprietary and licensed data, including retailers’ in-store point-of-sale (“POS”) shopper data, purchase intent and online behavior, location intelligence, to deliver more valuable outcomes for CPGs, retailers, and consumers. Customers and partners use Quotient to leverage consumer data, and insights, consumers via digital channels, and integrate marketing and merchandising programs, and to drive measurable sales results.
For our retail partners, we provide Quotient Retailer Promotions Platform, formerly known as Quotient Retailer iQ, and Quotient Retailer Performance Media Platform, to directly engage with shoppers across their websites, mobile, eCommerce, and social channels. These platforms are generally co-branded or white-labeled through retailers’ savings or loyalty programs and use shopper data to deliver relevant digital media and promotions solutions from brand marketers and retailers to consumers. By partnering with Quotient, retailers can leverage their proprietary sales data and digital properties to build new alternative revenue streams and offer effective marketing opportunities for their brand partners to engage consumers, all while measuring the impact of every partnership.
Our network is made up of three constituencies:
•Our customers consist of approximately 800 CPGs, representing over 2,000 brands, including many of the leading food, beverage, personal care and household product manufacturers;
•Our retail partners, represent multiple classes of trade such as leading grocery retailers, drug, mass merchant, dollar, club, and convenience merchandise channels, where most CPGs' products are sold; and
•Millions of consumers who visit our websites, mobile properties, and social channels, as well as those of our CPGs and retailer partners.
Through these three groups, we have created a network effect, which we believe gives us a competitive advantage over both offline and online competitors. As our consumer audience increases, our platforms become more valuable to CPGs and their brands and retailers, which, in turn, rely more heavily on our platforms for their digital media and promotions. In addition, the breadth of media and promotion content offered from leading brands enables us to attract and retain more retailers and shoppers. As our network expands, we generate more consumer data and insights, which improves our ability to deliver more relevant, targeted and personalized media and promotions, and strengthens our measurement and data insights solutions.
We primarily generate revenue by using our technology platforms to create, target, deliver, analyze and measure digital media and/or promotional programs for our CPG customers, retail partners and advertising agencies. Using shopper data from our retail partners and our proprietary data and audience segments, we deliver targeted and/or personalized digital media and promotions to shoppers through our network, including our websites and mobile applications, as well as those of our publishers, retail partners and other third-party properties. As our customers and partners shift more of their marketing spend to digital channels, our solutions help them optimize the performance of such digital channels. Our solutions' performance is measured by attribution of digital campaigns to retail purchases in near real time, demonstrating return on spend for our customers and partners.
Our promotional products include digital paperless coupons, digital print coupons, in-lane on receipt promotions, digital rebates and loyalty offers. Our media solutions include display, social, DOOH, Retailer.com display and sponsored search, shoppable brand pages, and audiences. A growing number of campaigns our customers purchase are purchased as an integrated campaign which combines a mix of digital media and/or promotions solutions in a single campaign. The revenue we earn from these programs is generally based on cost-per-click, cost-per-impression, or cost-per-acquisition.

We also generate revenues from our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute digitally.
We generally pay a distribution fee or revenue share to retailers and publishers for activation or redemption of a digital promotion, for media campaigns, and for use of data for targeting or measurement. We also pay a fee to third-party publishers for traffic acquisition, which consists of delivering campaigns on certain networks or properties. These distribution, revenue share and third-party service fees are included in our cost of revenues.
During 2020, we generated revenues of $445.9 million, representing 2% growth over 2019, and a net loss of $65.4 million in 2020 as compared to $37.1 million in 2019. See our Consolidated Financial Statements and accompanying notes for more information. For the year ended December 31, 2020, there was no customer that accounted for greater than 10% of our total revenues. For the year ended December 31, 2019, there was one customer that accounted for greater than 10% of our total revenues. For the year ended December 31, 2018, there was no customer that accounted for greater than 10% of our total revenues.
Our Industry
CPGs and retailers continue to turn to data-driven digital marketing strategies to engage and influence shoppers to compete more effectively in today’s retail environment and drive sales. By shifting dollars from traditional offline channels to digital, CPGs and retailers can use consumer data and behaviors to target and deliver digital media and promotions with greater efficiency and return on investment.
For decades, brands and retailers have been focused on driving sales. However, only recently have they started to work more collaboratively to increase sales and revenue, which in turn benefits both parties. CPGs sell their products to retailers, and retailers are responsible for selling those products directly to consumers. To help retailers attract consumers and ensure sales, CPGs spend over $225 billion annually in promotions, media, shopper marketing, trade and other in-store advertising. Excluding trade and certain other budgets from the $225 billion results in approximately $117 billion which we believe is addressable on Quotient's network through our comprehensive solutions. Additionally, we continue to see a shift from offline to digital which continues to be a tailwind for our business. Historically, the vast majority of CPGs budgets have been spent in offline channels such as free-standing inserts found in newspapers, direct mail, printed circulars, in-store aisle tags, end caps and television. These traditional offline channels continue to become less effective as consumers spend more time online, particularly on mobile devices, giving way to the rising importance of using data to drive personalized and targeted, content to consumers. To reach consumers at the right time and place, more now than ever, CPGs are shifting dollars historically spent in offline channels to digital channels for both promotions and media.
At the same time, traditional retailers are paving the path for this digital shift by utilizing technology and creating digital strategies to better compete and drive sales. This includes focusing on retail performance media, loyalty strategies, eCommerce experiences, and data-driven media platforms, many of which Quotient powers for its retailers and partners. As retailers expand their digital capabilities, and shoppers increase their digital engagement through more eCommerce purchases or a mixed mode of on-line and in-store purchases, it creates greater opportunities for CPGs to shift marketing dollars from offline to digital as well as greater collaboration between the two parties.
Digital promotions, primarily funded by CPGs, have been found to be more effective and are redeemed at higher rates compared to traditional offline promotions. We believe that the ease of digital promotions, coupled with greater awareness of digital savings programs and increased demand for digital promotions, is broadening the demographic reach and driving continued momentum for digital promotions.
Digital media and promotions from consumer marketing spend funded by the CPGs to gain consumer awareness and drive sales within a specific retailer, also continues to shift from traditional in-store and print promotions and media to digital, particularly to mobile. Consumer marketers are looking to reach consumers directly across the right touchpoints throughout the path to purchase.
As the shift to digital media and promotions continues to grow, so does the importance placed on data to target audiences and measure campaign performance. As a greater portion of grocery sales have shifted to online, retailers are focused on implementing omnichannel strategies, technology, and solutions to meet consumer demands, compete effectively and drive sales. This is resulting in an increased number of digital touchpoints, using combined data from offline and online sales, for retailers and their CPGs to target shoppers with relevant promotions and digital marketing. As retailers add more omnichannel capabilities, brands are able to shift more marketing dollars to digital.
Our Platforms and Solutions
We offer industry-leading digital platforms providing technology and services that power integrated digital media and promotions programs for brands and retailers. We do this through personalized and targeted media and promotions for the purpose of driving profitable sales, building shopper loyalty and increasing brand awareness and affinity. Our customers use our platforms to plan, manage and distribute digital media and promotions, target shopper audiences, and measure campaign performance and sales results.
Through Quotient’s solutions, CPGs and retailers can integrate their marketing campaigns' use of national brand promotions, loyalty rewards promotions, direct to consumer marketing, brand media advertising, social marketing, sponsored search, and DOOH.
We have a broad distribution network that includes our owned and operated web and mobile properties, such as Coupons.com, and thousands of publishing and retail partner properties. Through this network, we distribute relevant and targeted digital media and promotions.
Our solutions fall into the following categories:
Promotions
Quotient Promotions Platform (for CPGs)
Quotient Promotions Platform offers digital paperless promotions and digital print promotions across our distribution network. With digital paperless, shoppers add promotions directly to retailer loyalty accounts for automatic digital redemption or use a mobile device to take a picture of a retailer receipt with the appropriate purchase for cash back redemption. With digital print, shoppers select promotions and print them from their desktop or mobile device to redeem in store.
Through our platform, brands and retailers can reach shoppers on the web and on mobile devices by offering digital promotions through our extensive network which includes:
•the Coupons.com website and our Coupons.com mobile applications;
•brand and retailer websites and mobile applications; and
•thousands of third-party publishing websites and mobile applications in our network.
Quotient Promotions Platform offers national digital promotions from brands, and retail-specific promotions sourced from shopper marketers and retailers. Other platform solutions include in-lane on receipt promotions, loyalty rewards promotions, digital rebates, and specialty retail or promotional codes and rebates. Promotions can be personalized and/or targeted to shoppers through a combination of data points, including shopper purchase and intent data, historical purchase transactions, promotion activations and redemptions, interests, online clicks and search behavior, demographics, and location data. These techniques enable us to optimize the delivery of promotions across the network and drive campaign performance.
Quotient Retailer Promotions Platform (for retailers)
Quotient Retailer Promotions Platform, our proprietary and core platform, is used by top retailers in the grocery, drug, mass merchant, dollar, club and convenience merchandise channels to integrate into their POS systems, or loyalty program, which serves as their digital marketing platform, to create a direct, digital relationship with millions of their shoppers and an omnichannel experience. Through the Quotient Retailer Promotions Platform, we use consumer data and insights to distribute personalized and targeted media and promotions, primarily funded by our advertiser (brand) customers, to help drive consumer loyalty and increase sales. Additional solutions on this platform include personalized e-mails, targeted in-lane promotions at checkout, loyalty rewards, rebate offers, digital grocery list, digital receipts, branding landing pages, and digital circular.

Media
Quotient Media Platform (for CPGs)
Quotient Media platform offers targeted advertising solutions, enabling brands to reach shoppers before, during and after their shopping cycles with digital media campaigns. Brands can leverage our proprietary shopper data and audience segments to deliver targeted media ads across our network, including retail partners and Coupons.com, and across third-party publishers’ web, mobile and social channels outside our network. For example, we can target consumers on Facebook who have redeemed a promotion or purchased a product in a particular product category with advertising within that product category.
Our media solutions include display, social, DOOH, Retailer.com and sponsored search, shoppable brand pages and audiences.
Quotient Retailer Performance Media Platform (for retailers)
Quotient Retailer Performance Media Platform ("RPM"), provides retailers with the technology to build a sustainable omnichannel strategy leveraging the retailer's consumer data to drive sales and enhance the shopper experience. Through RPM, brand marketers can use specific retail data to target and deliver media directly to shoppers and measure direct sales results. Additionally, retailers deliver digital media campaigns through RPM. Solutions included on this platform include onsite media (sponsored search and display) and offsite media (programmatic, desktop and mobile, DOOH, social and self-service demand side platform ("DSP").We distribute this targeted media content via retailer digital properties, our expansive network including Coupons.com properties, and other third-party publishing sites.  We also power Quotient Digital Circular, a personalized retail circular experience for shoppers, with targeted media units for CPGs to showcase their products and drive sales.
Quotient Analytics
Quotient Analytics provides campaign analytics and measured sales results to brands and retailers, attributing digital promotions and/or media campaigns to in-store and online purchases. Through Quotient Analytics, we combine purchase data from select retailers across the Quotient Retailer Promotion Platform and/or the Quotient Retailer Performance Media Platform with online engagement and purchase-intent data from Quotient’s flagship brand, Coupons.com, and the Company’s thousands of publishing partners. Our campaign measurement tools also provide brands and retailers with flexibility to adjust their campaigns in mid-flight to drive greater efficiency with marketing dollars. This capability and analysis is provided to customers who utilize our Promotions and Media Platforms. It provides the basis for our calculations to CPGs on their Return-on-Ad-Spend and Return-on-Promotion-Spend. As our platform, network and audience expands, the value of our data and analytics increases.
Quotient Consumer Properties
Our consumer properties complement our offerings and enable us to deliver critical capabilities. We provide CPGs and other parties access to our Coupons.com, Coupons.com Brandcaster and Shopmium audiences, including our website and mobile properties, to market their brands, including premium media and product placements on our site, promoted positions within our coupon galleries and premium placement in our marketing efforts.

Quotient Retailer Media Services
To complement Quotient's retailer platform solutions, we offer retailers the following individual capabilities to accomplish their specific objectives:
Creative Strategy:
•Our creative strategy and services team delivers high-quality, personalized ad creative to run across omnichannel media campaigns.
Media Buying:
•Our full-service media operations team offers high-performing media buying services, ranging from strategy and planning to real-time in-flight optimization.
Audiences:
•Quotient Audiences allows retailers to build and optimize audience segments to activate across media channels at scale. Our full-service data and analytics team enhances existing retailer data with Quotient’s proprietary data to build actionable audiences for brands.
Growth Strategy
We intend to grow our platforms and our business through the following key strategies:
Increase revenues from CPGs already on our platforms as well as expand our CPG base .
From our experience to date, we believe we have opportunities to continue increasing revenues from our existing customer base through:
•increasing our share of CPG spending on overall media and promotions by providing them a high return on their marketing investments and deploying larger digital marketing budgets as CPGs move off-line spend to on-line digital marketing spend;
•increasing the number of brands that are using our platforms within each CPG;
•leveraging data to provide our customers and partners with more insights, including campaign performance, and to distribute more targeted promotions, media, and analytics across our retail partner properties, our network including our owned and operated properties, and third-party sites; and
•maximizing consumer experiences across all products.
Increase the growing number of smaller CPGs that use, or desire to use our solutions.
We believe we have the opportunity to capture this revenue through:
•a dedicated sales team focused on smaller CPGs; and
•leveraging our solutions and retailer platforms to provide this segment of customers with digital opportunities on a national and shopper level versus traditional solutions that they have not had the ability to participate in, such as the offline free-standing insert (FSI), due to their market size.
Grow our digital promotions business.      We plan to grow our digital promotions business through increased consumer demand of promotions, and by increasing the number of promotions that brands offer on our platforms leveraging the shift from offline to digital promotional channels. Additionally, smaller advertisers who have been excluded from the FSI are taking advantage of digital solutions for promotions. By bringing retailers and shoppers into our network, our ability to expand our targeted promotions and expand our audience reach grows, increasing our ability to more effectively engage consumers and drive sales. We plan to continue to expand our shopper adoption on Quotient Retailer Promotions Platform with our solutions, such as national promotions, targeted digital paperless promotions, targeted in-lane promotions at checkout, brand loyalty promotions, and our national rebate offering.
Grow our digital media business.     As the industry continues to see eCommerce growth, the market for our digital media capabilities grows. We plan to capitalize on this through our digital media business, including Quotient RPM, programmatic display, social, DOOH, and our self-service sponsored search product as we see continued demand for these offerings from CPGs and our retail partners. We plan to continue to innovate and invest in our media solutions, expanding the use of our proprietary data as well as data from select exclusive retail partnerships, and by adding and expanding relationships, including national media buyers and publishers, new partnerships, verticals, and third parties such as media agencies.
Offer more integrated digital media and promotions solutions. We continue to focus our sales strategy on further integrating digital media and promotions, including selling these offerings together through packaged solutions. We believe that brand spend on digital media and promotions will continue to grow as POS, mobile channels and social media offer new opportunities to engage consumers on their path to purchase.
Grow our retailer network and add retailers in new verticals.    We believe we have the opportunity to grow the number of retailers that we partner with, thereby increasing the value of our platforms to all constituents. Also, we intend to continue growing our network with the addition of retailers outside of our core verticals in new verticals for our platform.
Grow international operations.    Many CPGs and retailers on our platforms have global operations and we believe that we can opportunistically grow our operations and offerings in existing international markets and partner with our existing clients to enter new geographies in which they operate. We also plan to leverage our existing presence in France and the UK through our mobile application Shopmium, a receipt-scanning, cash-back mobile application platform, to develop further international opportunities.
Fraud Prevention and Distribution Controls
Our platforms include a proprietary digital distribution management system to enable CPGs and retailers to securely control the number of coupons distributed by device. We have controls in place to limit the number of digital coupons that can be printed. Similar controls are in place for linking coupons to loyalty cards and other paperless solutions, which allows us to limit the number of coupons distributed and activated. In addition, each printed coupon carries a unique ID that is encrypted, enabling us to trace each coupon from print to redemption. All of our digital print coupons can be authenticated and validated using this unique code. This unique ID also can be used to detect counterfeit or altered coupons. Our platforms allow us to systematically identify and respond to fraudulent and prohibited activities by restricting a device from printing coupons. We also have a proprietary rebate distribution solution with built in authentication capabilities through phone and payment verification. We have transactional level controls across rebate portfolio to enforce stacking rules and prevent receipt alteration and/or manipulation.
Sales and Marketing
We have a team of dedicated, skilled specialists focused on CPGs and retailers. We believe that our sales, integration, digital media and promotions campaign management and analytics, customer success and support capabilities are difficult to replicate and a key reason for the growth and success of our business. Our sales activity is focused on expanding the number of brands within existing and new CPG customers, including smaller CPGs, that offer digital media and promotions through our platforms as well as increasing the revenue from those brands currently using our platform. The team is also focused on expanding relationships within CPGs to include consumer marketing and digital media teams, where we believe there is a large opportunity for growth particularly in media. Additionally, we are focused on continuing to increase the size and breadth of our publishing and partner network. We are also seeking to partner with retailers in our non-core verticals.
In addition to sales support during the campaign planning process, our sales representatives provide additional support to CPGs and retailers to ensure that their campaigns are launched and delivered within specified time frames. Representatives assigned to specific customers review performance metrics and share feedback with the advertiser.
We are focused on managing our brand, increasing market awareness and generating new pipeline from both CPGs and retailers. We often present at industry conferences, create custom events and invest in public relations. In addition, our marketing team runs targeted digital marketing programs, develops data-led collateral and customer case studies, sponsors and conducts research, and delivers engaging content through social media channels. We are dedicated to growing our engaged consumer user base for Coupons.com through channels including paid media, search engine optimization, and public relations. This team is responsible for the acquisition, retention and ongoing engagement of users to increase our monthly promotions activations through Coupons.com.

Technology and Infrastructure
Since inception, we have made significant investments and will continue to invest in developing our differentiated and proprietary platforms aimed at solving the problems of CPGs and retailers in ways that traditional solutions cannot. We are focused on solutions that provide measurable results. We have assembled a team of highly skilled engineers and data scientists with deep expertise across a broad range of relevant disciplines. Key focus areas of our engineering team include:
•Scalable infrastructure.    We use a combination of proprietary and open-source software to achieve a horizontally scalable, global, distributed and fault-tolerant architecture, with the goal of enabling us to ensure the continuity of our business, regardless of local disruptions. Our computational infrastructure currently processes millions of events per day and is designed in a way that enables us to add significant capacity to our platforms as we scale our business without requiring any material design or architecture modifications. We use a combination of public and private cloud computing platforms. Our private cloud technology infrastructure is hosted across data centers in co-location facilities in California and Virginia.
•Redundancy.    Our critical production infrastructure utilizes a hot failover configuration which allows us to switch server loads, be it a single server or an entire data center, to the other data center within minutes. Data is continuously replicated between sites, and multiple copies at each site provide fast recovery whenever it is requested. Each data center has been designed to handle more than our entire server needs, which enables us to perform platform maintenance, business resumption and disaster recovery without any customer impact.
•Reporting.    Our user interface provides flexible reporting and interactive visualization of the key drivers of success for each campaign. We use these reporting and visualization products internally to manage campaigns and provide campaign insights.
•AdTech.    Our media delivery is largely powered by proprietary ad servers, creative and social platforms, workflow automation tools, and data management tools.  We develop and use these platforms with a range of differentiated features that are specialized for the CPG and retail industries.
•Security.    Our security policy adheres to established policies to ensure that all data, code, and production infrastructure are secure and protected. Our data centers are SSAE 16 Type II certified. We use our internal team and third parties to test, audit, and review our entire production environment to protect it.
Competition
We compete against a variety of different businesses with respect to different aspects of our business, including:
•providers of digital promotions such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire, Inmar/You Technology, Neptune Retail Services' (formerly known as News America Marketing) SmartSource; companies that offer cash back solutions such as iBotta, Inc., Neptune Retail Services' Checkout 51;
•companies providing other e-commerce based services that allow consumers to obtain direct or indirect discounts on purchases; and companies that offer coupon codes such as RetailMeNot, Inc., which recently entered into an agreement to be purchased by J2 Global, Inc., Groupon, Inc., Exponential Interactive, Inc.’s TechBargains.com, Savings.com, Inc., Honey Science Corporation, which was recently acquired by PayPal Holdings, Inc., and Rakuten, Inc.;
•offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupon promotions and discounts on products and services in free standing inserts or other forms, including Valassis Communications, Inc., Neptune Retail Services and Catalina Marketing Corporation;
•retailers who develop and manage digital advertising or data products in-house, such as The Kroger Company with its wholly owned subsidiary of 84.51°;
•internet sites and blogs that are focused on specific communities or interests that offer promotions or discount arrangements related to such communities or interests;

•companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corp.; and
•companies offering digital advertising technology, inventory, data, and services solutions for CPGs and retailers including Alphabet, Inc., Facebook, Inc., Pinterest, Inc., Amazon.com, Inc., Adobe Inc., The Trade Desk, Inc., Oracle Corporation, Criteo S.A., Microsoft Corporation, and others;
We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:
•scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other online properties;
•scale and reach of our retailer network;
•scale and reach of our targetable audience data;
•ability to attract consumers to our platform;
•platform security, usability, scalability, reliability and availability;
•integration with retailer applications, point of sales systems, and consumer channels;
•access to consumer data;
•measurement that demonstrates the effectiveness of campaigns;
•quality of tools, reporting and analytics for planning, development and optimization of digital marketing campaigns;
•integration of products and solutions;
•rapid deployment of products and services for customers;
•breadth, quality and relevance of our solutions;
•ability to deliver high quality and increase number of digital promotions that are widely available and easy to use in consumers’ preferred form;
•brand recognition and reputation; and
•ability to recruit, retain, and train employees.
While we believe we compete effectively with respect to the factors identified above, we may face increasing competition from larger or more established companies that seek to enter our market or from smaller companies that launch new products, solutions and services that could gain market acceptance.
Human Capital Resources
Our long-term business success is driven by technological innovation, customer service, as well as operational and functional excellence. Attracting, developing and retaining top talent are critical to these long-term business success and are a key focus of the executive team. Our culture is underpinned by a newly defined set of core values that are integrated throughout our company and define how employees and leaders operate and interact. We recognize and celebrate our employees who champion our values through a newly established quarterly employee recognition program where employees are nominated by their peers for exemplary work demonstrating our values.
In 2020, the COVID-19 pandemic impacted our workforce, with a large majority of our employees working remotely since mid-March 2020. To support employees while working from home, we offered Wi-Fi reimbursement, expanded home office equipment support, provided several health and wellness programs and converted training offerings to a virtual format. We instituted a phased return-to-office plan with safety protocols and procedures outlined in a detailed Return-to-Office playbook. No employee layoffs that occurred in 2020 were related directly to COVID-19.

We continued to strategically hire during the COVID-19 pandemic. As of December 31, 2020, we had 1,163 full-time employees, consisting of 701 employees in the United States and 462 employees internationally. In 2020, a newly designed global onboarding program was introduced to enhance the new hire experience, especially as employees onboarded remotely for most of the year. Voluntary workforce turnover was 13.6% in 2020. At the end of 2020, our global workforce was 48.1% female, a slight increase over 2019. Nearly 38% of our employees who hold a manager title and above are women, an increase from 2019. Women represented 50% of our executive leadership team.
We are taking steps to expand our role as an employer that champions diversity, equity and inclusion. In 2020, we formed a 30-member diversity, equity and inclusion council focused on four key areas: Awareness and Education, Community Outreach, Recruitment and Development & Retention. At Quotient, we want everyone to feel valued and appreciated for their contributions to the growth and sustainability of our business.
We believe in cultivating high performing teams. In 2020, we launched a new performance management framework that aligns performance to reward and provides actionable feedback to employees. Twice a year, leaders commit to a comprehensive organization and talent review process, covering key elements such as organization structure, employee performance and potential, talent pipelines and development. We offer employees a free subscription to a leading learning platform to develop skills for current and future roles, as well as other online and facilitator-led learning opportunities.
We have a long-standing culture of helping local communities and neighbors through our philanthropic program. The program’s mission is to provide communities with tangible outcomes, leaving a positive legacy for future generations’ through the use of our time, talent, and technology. In 2020, we participated in virtual volunteer and community building events aimed at supporting local neighborhoods impacted by COVID-19 and organizations focused on supporting underrepresented groups.
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
In addition to these contractual arrangements, we also rely on a combination of trade secrets, patents, copyrights, trademarks, service marks and domain names to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations outside the United States. As of December 31, 2020, we hold or have exclusive rights to 44 active issued patents in the United States and 30 active patents that have been issued outside of the United States with terms expiring between 2022 and 2038.
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
Corporate Information
We changed our name to Quotient Technology Inc. on October 20, 2015. Our corporate website address is www.quotient.com. Information contained on, or that can be accessed through, our website does not constitute part of this report and inclusions of our website address in this report are inactive textual references only. Quotient, the

Quotient logo, the Coupons.com logo, the SavingStar logo, Elevaate, Shopmium, the Shopmium logo, Ahalogy, and Ubimo are trademarks or registered trademarks of Quotient Technology Inc. and its subsidiaries in the United States and other countries. Other marks are property of their respective owners.
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
Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are available on our investor relations website at http://investors.quotient.com/. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website, as well as through press releases, SEC filings, public conference calls, our corporate blog and social media in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.  Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. Further corporate governance information, including our corporate governance guidelines, board committee charters, corporate social responsibility report, and code of conduct, is also available on our investor relations website under the heading “Governance.” The contents of our websites, blog, press releases, public conference calls and social media are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC (and the contents of other SEC filings are not incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with the SEC except as required by law or to the extent we expressly incorporate such SEC filing into this Annual Form 10-K or other report or document we file with the SEC), and any references to our websites are intended to be inactive textual references only.
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
We have incurred net losses of $65.4 million, $37.1 million and $28.3 million in 2020, 2019 and 2018 respectively. We have an accumulated deficit of $450.3 million as of December 31, 2020. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:
•retailer partnerships;
•sales and marketing;
•research and development, including new product development;
•our technology infrastructure, business processes, and automation;
•general administration, including legal and accounting expenses related to our growth and continued expenses;

•expanding into new markets and verticals; and
•strategic opportunities and commercial relationships.
For example, we have incurred and expect to continue to incur expenses in developing and retaining retailer partnerships and developing self-service capabilities and automation. We may not succeed in increasing our revenues sufficiently to offset these expenses.
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
We may not achieve revenue growth.
We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. Historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. Our revenues may fluctuate due to changes in marketing budgets of CPGs and retailers and the timing of their marketing spend. Marketing spend by CPGs is considered the most flexible and easiest to cut and CPGs can change their spend without notice, which can result in our inability to anticipate such fluctuations. For example, budget pressures or unspent budgets at the end of a CPG’s fiscal year may lead to respectively, unexpected reduced or increased spending on our platforms.
Decisions by CPGs or retailers to delay or reduce their digital marketing on our platforms or choose a solution from one of our competitors, or changes in our fee arrangements with CPGs, retailers and other commercial partners, could also slow our revenue growth or reduce our revenues. For instance, beginning in mid-March of 2020, decisions by CPGs and retailers to mostly pause or delay, and in some cases cancel, marketing campaigns due to the uncertainty, supply-chain disruption, and consumer purchasing behavior changes caused by the COVID-19 pandemic had an adverse impact on our revenue and revenue growth for the second quarter of 2020. While CPGs and retailers resumed digital marketing in the second half of 2020 generally, certain CPGs still are experiencing supply chain disruption and as circumstances change, we may continue to see reduced digital marketing levels and postponed or cancelled campaigns, particularly if COVID-19 outbreaks worsen.
Our business is complex and evolving. We may offer new capabilities, pricing, service models, process and delivery methods to CPGs and retailers. These new capabilities may change the way we generate and/or recognize revenue, which could impact our operating results. We announced in the first quarter of 2020 that effective second quarter of 2020, we would modify the way we process and deliver certain media products to enhance customer experience. As a result of these changes, we have recognized certain revenue on a net basis as compared to the prior recognition on a gross basis and this has caused a decrease in our revenue growth and impacted our revenues. In addition, if we shift a greater number of our arrangements with CPGs to new pricing models and we are not able to deliver on the results, our revenue growth and revenue could be negatively affected.
We believe that our continued revenue growth will depend on our ability to:
•increase our share of CPG spend on promotions and media (collectively, “marketing spend”) through our platforms, increase the number of brands that are using our platforms within each CPG, and expand our CPG base;
•adapt to changes in marketing goals, strategies and budgets of CPGs and retailers and the timing of their marketing spend;
•maintain and grow our retailer network and expand into new verticals;
•capitalize on the shift from offline to digital marketing and growth in e-commerce;
•maintain and expand our data rights with our retailer network;
•successfully execute and expand our digital media solutions into areas such as retail performance media, social influencer marketing, sponsored product search, DOOH, and programmatic media;

•successfully execute and expand our promotions solutions into areas such as in-lane, targeted promotions, national rebates, and loyalty rewards programs;
•demonstrate the value of our platforms through trusted measurement metrics;
•maintain and grow the size of our targetable audience;
•respond to changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•deploy, execute, and continue to develop our analytics capabilities;
•expand the use by consumers of our media and promotions offerings;
•successfully integrate our newly acquired companies into our business;
•innovate our consumer solutions and experiences to retain and grow our consumer base;
•expand the number, variety, quality, and relevance of promotions available on our platforms and through our network;
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
Our revenue and business will be negatively affected if we fail to retain and expand our relationships with retailers and obtain retailer commitment and support for our platforms.
The success and scale of our platforms depend on our strategic relationships with retailers and the level of retailer commitment and support for our platforms. If we do not renew, maintain and expand these relationships, or add new retailers to our platforms, our business will be negatively affected
For instance, our revenue and growth may be adversely impacted if retailers do not support our platforms. The success of our platforms requires integration with a retailer’s POS, loyalty programs and consumer channels. Certain platform capabilities may require integration with other retailer systems as well. This integration requires time and effort from the retailer; and may require us to work with a retailer’s third-party service providers, some of whom may be our competitors. In addition, the success of our platforms requires consumer and CPG adoption which requires significant marketing and other support from retailers, If retailers do not provide sufficient or timely resources and support, platform launches could be delayed and consumer and/or CPG adoption could be slow or minimal, which would negatively impact our revenue, costs of revenue, and recoverability of certain assets. For example, delays in the launch of in-lane promotions and sponsored search and display adversely impacted our revenue growth for the second half of 2019. Our revenue was negatively affected in the first half of 2020 when retailers mostly paused or delayed, and in some cases cancelled, marketing campaigns on our platforms in response to supply-chain challenges and out-of-stock product at shelf, consumer purchasing behavior changes, and other issues resulting from the COVID-19 pandemic.
The success of our platforms also depends in part on our use of consumer sales data provided by retailers, our access to retailer’s consumer channels, and the national scale and reach of our retailer network. If we fail to secure, or are found to be in violation of the terms of, such data, access and scale, we could lose access to retailer data and our platforms would be less valuable to CPGs and other business partners. If we do not renew our retailer agreements at the same level, lose a retailer, or fail to add new retailers on our platforms, our business, revenue and growth would be negatively affected.

In addition, we depend on retailers to comply with laws, regulations and industry standards relating to privacy and the use of consumer data. If we and our retail partners cannot timely respond to legal, regulatory and industry changes, or if retailers decide to limit or prohibit use of their data to comply with such changes, our revenue and growth would be impaired. For instance, if the California Consumer Privacy Act of 2018 (the " CCPA"), is amended to prohibit the “sale” (as defined in the CCPA) of loyalty program data, or if retailers materially restrict our use of sales and loyalty card data in light of the CCPA or similar laws or regulations, our business will be negatively affected. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.
Our sales cycle with retailers tends to be long and we may make investments and incur significant expenses before an agreement or renewal is reached, if at all, and before we are able to generate any revenue from such agreement or renewal. There are no guarantees that we will be able to recoup such investments and expenses, which would have an adverse effect on our business, financial condition and results of operations.
The loss or decrease in spending of any significant customer could materially and adversely affect our results of operations and financial condition.
Our business is exposed to risks related to customer concentration, particularly among CPGs and retailers. The loss or decrease in spending of any of our significant customers or deterioration in our relationships with any of them could materially and adversely affect our results of operations and financial condition.
If the distribution, revenue sharing or other fees that we pay increase or we are unable to meet contractual minimums under guaranteed distribution fee arrangements, our gross profit and business will be negatively affected.
We generally pay a distribution fee to retailers and publishers when we deliver media and promotions on their digital properties or through their loyalty programs. We also pay fees to retailers for use of their data to power our platforms. Such fees have increased as a percentage of our revenue in recent periods. As we renew agreements or enter into new ones, we may face pressure to pay higher distribution fees. If such fees continue to increase, our cost of revenue could increase and our operating results would be adversely affected. In addition, calculations of such fees are complex and if retailers disagree with our calculations in an audit, it could have an adverse impact on our business.
Some of our agreements with retailers include certain prepaid or guaranteed distribution fees, which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these prepaid or guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We consider various factors in our assessment of whether these prepaid or guaranteed distribution fees may not be recoverable, including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenue, and associated revenue share payments. For example, in 2020, implementation with a retailer of one of the Company’s solutions resulted in slower than expected adoption due to a variety of factors, including the spread of COVID-19 and a dispute related to the retailer's failure to perform certain obligations under the agreement. In light of these factors, we were not able to meet the contractual minimum under such arrangement at the end of the applicable period, which was originally scheduled to end in October 2020. In order to resolve a disagreement regarding the parties' respective obligations under the agreement with respect to such applicable period, we recognized a loss of $8.8 million to settle such matter. It is possible that we will not be able to meet future contractual minimums of this agreement or other agreements in the future, which could have an adverse impact on our business.
Our gross margins are dependent on many factors, some of which are not directly controlled by us.
The factors potentially affecting our gross margins include:
•our product mix since we have significant variations in our gross margin among products. Any substantial change in product mix could change our aggregate gross margin;

•growth and expansion of our lower-margin media products, including programmatic ads delivered through third-party ad-tech partners and publishers;
•ability to meet contractual minimums under guaranteed distribution fee arrangements;
•increasing costs of maintaining, expanding and adding retailer relationships;
•increasing data and traffic acquisition costs for offsite media on third-party properties;
•evolving fee arrangements with CPGs, which might have an impact on our gross margins;
•success of our pricing strategies, including outcome-based strategies;
•success of our investments in technology and automation or through acquisitions to gain cost efficiencies;
•increasing pricing pressures from competitors, CPGs and agencies representing CPGs; and
•success of higher-margin new products.
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
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Historically, our revenue growth has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. In addition, our operating costs and expenses have fluctuated in the past, and we anticipate that our costs and expenses will increase over time as we continue to invest in growing our business. Our operating results could vary significantly from quarter-to-quarter and year-to-year as a result of these and other factors, many of which are outside of our control, and as a result we have a limited ability to forecast the amount of future revenue and expenses, which may adversely affect our ability to predict financial results accurately. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in changing industries. Our results of operations may fall below our estimates or the expectations of public market analysts and investors. Fluctuations in our quarterly operating results may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price and the trading price of the convertible senior notes to decline. As a result of the potential variations in our quarterly revenue and operating results, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and the results of any one quarter or historical patterns should not be considered indicative of our future sales activity, expenditure levels or performance.
In addition to other factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•our ability to adapt to changes in marketing goals, strategies and budgets of CPGs and retailers and the timing of their marketing spend;
•our ability to maintain or expand our retailer network and expand into new verticals;
•our ability to maintain and expand our data rights with our retailer network;
•our ability to leverage retailer demands to increase CPG spend on retailer performance media;
•the impact of competitors or competitive products and services, and our ability to compete in digital marketing;

•the impact of pricing pressures from our competitors, CPGs and agencies representing CPGs;
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
•reduction in overall media spend by CPGs in reaction to the COVID-19 pandemic, which primarily had a negative effect on our media business starting March of 2020 and into the second quarter of 2020 and despite a return of bookings in the second half of 2020, could have an adverse effect through 2021;
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
•our ability to control costs including the costs of obtaining consumer data and investing, maintaining and enhancing our technology infrastructure;
•increased legal and compliance costs associated with data protection laws and regulations in various jurisdictions, including the CCPA, which went into effect on January 1, 2020, and invalidation of the EU-U.S.Privacy Shield framework and Swiss-U.S. Privacy Shield Framework in July 2020;
•the costs of developing new products, solutions and enhancements to our platform;
•whether new products successfully launch on time;
•our ability to manage our growth, including scaling our platform;
•the success of our sales and marketing efforts;
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

The effects of these factors individually or in combination, including the uncertainty created by the COVID-19 pandemic, could cause our quarterly and annual operating results to fluctuate, and affect our ability to forecast those results and our ability to achieve those forecasts. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet or exceeding the expectations of our investors or financial analysts for any period. In addition, we may release guidance in our quarterly earnings conference calls, quarterly earnings releases, investor day, or otherwise, based on predictions of our management, which are necessarily uncertain in nature. The guidance provided depends on our prediction of demand for our platform, maintaining and growing our retailer network, cost of maintaining retailer partnerships which can fluctuate greatly and are beyond our control. Our guidance may vary materially from actual results. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below or above the expectations of our investors or financial analysts, or below or above any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below or above the expectations of analysts or investors, the price of our common stock could decline or increase substantially. Such a stock price decline or increase could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert our management’s attention and resources. If we exceed our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but exceed analyst or investor expectations, our stock price could increase.
If we are unable to successfully respond to changes in the digital promotions market, our business could be negatively affected.
As consumer demand for digital promotions has increased, promotion spending has shifted from traditional promotions through traditional offline or analog channels, such as newspapers and direct mail, to digital coupons. Although we expect CPGs to reduce and eventually stop spending on the offline free-standing insert ("FSI"), our expectations regarding the timing of such change or our expectations that CPGs will shift some of their FSI budgets to our platforms or about the timing of such shifts may not be accurate. It is also difficult to predict whether CPGs will decide to shift FSI budgets to other marketing channels if digital promotions lose favor with CPGs, retailers or consumers. For example, some large retailers do not yet use digital paperless promotions. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. We will need to continue to grow demand for our platforms by CPGs, retailers and consumers, including through continued innovation and implementation of new initiatives associated with digital promotions. If a retailer decides not to accept digital paperless promotions, CPGs reduce spend in digital promotions, or CPGs chooses our competitors’ products and services, our business could be negatively affected.
If the demand for digital promotions does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenue and gross margins require increasing or maintaining the number of brands that are using our promotions platforms within each CPG. If our projections regarding the adoption and usage of our promotions platforms by retailers, CPGs and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. Even if we are successful in driving the adoption and usage of promotions platforms by retailers, CPGs and consumers, if our fee arrangements or transaction volumes, or the mix and quality of offers, change or do not meet our projections, our revenues may be negatively affected. We expect that the market will evolve in ways which may be difficult to predict. For example, if consumer demand for our software-free print solution, in-lane promotions, national rebates, or our mobile applications does not grow as we expect or decreases, our business may be negatively affected. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be negatively affected and our results of operations could be negatively impacted. For example, some retailers discontinued the acceptance of paper coupons for a variety of reasons, including to address the fear that COVID-19 may be transmitted through paper. If retailers and consumers refuse to use our solutions involving paper, such as digital print, in-lane offers and national rebates, our business could be negatively affected. Our revenues may also be negatively affected if we are unable to manage the transition and the growth of digital paperless coupons is slower than the decline in digital print coupons. Conversely, acceleration of this shift (from, for example, acceptance of digital paperless coupons by new retailers) could lead to unanticipated increases in revenue.

If we fail to maintain and expand the use by consumers of digital promotions on our platform, our revenues and business will be negatively affected.
We must continue to maintain and expand the use by consumers of digital promotions in order to increase the attractiveness of our platforms to CPGs and retailers and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of relevant and high-quality digital promotions, or that the usage of digital promotions is easy and convenient through our platforms, we may not be able to attract or retain consumers. In addition, as consumer behavior in accessing digital promotions changes and new distribution channels emerge, if we do not successfully respond and do not develop products or solutions that are widely accepted we may be unable to retain consumers or attract new consumers and as a result our business may suffer. We also depend on our retail partners to devote sufficient time, resources or funds to the promotion of our platforms and marketing of our digital promotions to consumers. If we are unable to maintain and expand the use by consumers of digital promotions on our platforms and consumer properties, as well as the digital properties and channels of retailers and other publishers in our network, or if we do not do so to a greater extent than our competitors, CPGs may find that offering digital promotions on our platforms do not reach consumers with the scale and effectiveness that is compelling to them. Likewise, if retailers find that use of our platforms does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, then the revenues we generate may not increase to the extent we expect or may decrease. Any of these could harm our business. Additionally, consumer shopping behavior has changed dramatically in response to the COVID-19 pandemic. For instance, shoppers continue to minimize shopping trips, rely on online grocery shopping, change buying habits as their lifestyles were impacted by state and local orders and social distancing. If consumers decide not to use our products that involve paper as a result of the COVID-19 pandemic and do not find our purely digital products compelling, our business could be harmed.
Competition presents an ongoing threat to the success of our business.
We expect competition in digital marketing to continue to increase. This industry is competitive, fragmented and rapidly changing. We compete against a variety of companies with respect to different aspects of our business, including:
•providers of digital promotions such as Valassis’ Redplum.com, Catalina Marketing Corporation’s Cellfire, Inmar/You Technology, Neptune Retail Services’ (formerly known as News America Marketing) SmartSource; companies that offer cash back solutions such as iBotta, Inc., Neptune Retail Services’ Checkout 51; companies providing other eCommerce based services that allow consumers to obtain direct or indirect discounts on purchases; and companies that offer coupon codes such as RetailMeNot, Inc., which recently entered into an agreement to be purchased by J2 Global, Inc., Groupon, Inc., Exponential Interactive, Inc.’s TechBargains.com, Savings.com, Inc., Honey Science Corporation, which was acquired by PayPal Holdings, Inc., and Rakuten, Inc.;
•offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupon promotions and discounts on products and services in free standing inserts or other forms, including Valassis Communications, Inc., Neptune Retail Services and Catalina Marketing Corporation;
•retailers who develop and manage digital advertising or data products in-house, such as The Kroger Company with its wholly owned subsidiary of 84.51°;
•Internet sites and blogs that are focused on specific communities or interests that offer promotions or discount arrangements related to such communities or interests;
•companies offering online and marketing services to retailers and CPGs, such as MyWebGrocer, Inc. and Flipp Corp.; and
•companies offering digital advertising technology, inventory, data, and services solutions and channels for CPGs and retailers including: Alphabet Inc., Facebook, Inc., Pinterest, Inc., Amazon.com, Inc., Adobe Inc.,, The Trade Desk Inc., Oracle Corporation, Criteo S.A., Microsoft Corporation, and others.
We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•scale and effectiveness of reach in connecting CPGs and retailers to consumers in a digital manner, through web, mobile and other digital properties;
•scale and reach of our retailer network;
•scale and reach of our targetable audience data;
•ability to attract consumers to our platform;
•platform security, usability, scalability, reliability and availability;
•integration with retailer applications, POS systems, and consumer channels;
•access to consumer data;
•measurement that demonstrates the effectiveness of campaigns;
•quality of tools, reporting and analytics for planning, development and optimization of digital marketing campaigns;
•integration of products and solutions;
•rapid deployment of products and services for customers;
•breadth, quality and relevance of our solutions;
•ability to deliver high quality and increasing number of digital promotions that are widely available and easy to use in consumers’ preferred form;
•brand recognition and reputation; and
•ability to recruit, retain and train employees.
We are subject to competition from large, well-established companies which have significantly greater financial, marketing and other resources than we do and have offerings that compete with our platforms or may choose to offer digital promotions and media and audiences as an add-on to their core business on their own or in partnership with one of our competitors that would directly compete with ours. Many of our larger actual and potential competitors have the resources to significantly change the nature of the digital promotions industry to their advantage, which could materially disadvantage us. For example, Alphabet Inc. and Facebook, Inc., retailers such as Kroger, online retailers such as Amazon have highly trafficked industry platforms which they have leveraged, or could leverage, to distribute digital promotions and media that could negatively affect our business. In addition, these potential competitors may have greater access to first-party data, be able to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to attract more consumers and, as a result, more CPGs and retailers, or generate revenues more effectively than we do. Our competitors may offer digital promotions or targeted media campaigns that are similar to the digital promotions and targeted media campaigns we offer or that achieve greater market acceptance than those we offer. We are also subject to competition from smaller companies that launch similar or new products and services that we do not offer and that could gain market acceptance.
Our success depends on the effectiveness of our platforms in connecting CPGs and retailers with consumers and with attracting consumer use of the digital promotions and media delivered through our platforms. To the extent we fail to provide digital promotions and media for high quality, relevant products, or otherwise fail to successfully reach consumers on their mobile device or elsewhere, consumers may become dissatisfied with our platforms and decide not to use our digital promotions or interact with our digital media and elect to use or view the digital promotions and media distributed by one of our competitors. As a result of these factors, our CPGs and retailers may not receive the benefits they expect, and CPGs may use the offerings of one of our competitors, and retailers may elect to handle promotions and media themselves or exclude us from integrating with their in-store and POS systems or consumer channels, and our operating results would be adversely affected. Similarly, if retailers elect to use a competitive distribution network or platform, and we do not have, or fail to maintain, an agreement to distribute content through that network or platform, CPGs may elect to provide digital promotions and media directly to that network or platform, instead of through our platform. If retailers and CPGs require our platforms to integrate with competitive offerings instead of using our products, we could lose some of our competitive advantage and our business could be negatively affected.
We also face significant competition for trade promotion and marketing spending. We compete against online and mobile businesses, including those referenced above, and traditional advertising outlets, such as television, radio and print, and marketing spending. In order to grow our revenues and improve our operating results, we must increase our share of CPG spending on digital promotions and media relative to traditional sources and relative to our competitors, many of whom are larger companies that offer more traditional and widely accepted media products.
We also directly compete with retailers who develop and manage digital advertising or data products in-house, such as The Kroger Company with its wholly owned subsidiary of 84.51. Many retailers market and offer their own digital advertising solutions, including retailer performance media, targetable audiences and sponsor search, directly to CPGs. We also compete with retailers directly and indirectly for consumer traffic. Retailers will market promotions and media and directly to consumers using their own websites, email newsletters and alerts, mobile applications and social media channels. Additionally, some retailers also market and offer their own digital promotions and media directly to consumers using our platforms for which we earn no revenue. Our retailers could be more successful than we are at marketing their own digital promotions and media and could decide to terminate their relationship with us.
We may face competition from companies we do not yet know about. If existing or new companies develop, market or offer competitive digital coupon solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be negatively affected. For example, on March 13, 2019, Inmar announced that it completed the acquisition of Kroger’s subsidiary You Technology and entered into a long-term service agreement to provide digital coupon services to the Kroger family of stores. Following this acquisition, Inmar terminated our agreement with You Technology as of December 2019. This adversely affected our ability to distribute digital promotions through You Technology, which generated less than 5% of our revenue in 2019.
We depend in part on advertising agencies as intermediaries, and if we fail to develop and maintain these relationships, our business may be negatively affected.
A growing portion of our business is conducted with advertising agencies acting on behalf of CPGs and retailers. Advertising agencies are instrumental in assisting CPGs and retailers to plan, manage and purchase media and promotions, and each advertising agency generally allocates media and promotion spend from CPGs and retailers across numerous channels. As advertising agencies represent the marketing budgets of multiple CPGs and retailers, we expect they will be able to exert more pricing pressure on us. We are still developing relationships with, and do not have exclusive relationships with, advertising agencies and we depend in part on advertising agencies to work with us as they embark on marketing campaigns for CPGs and retailers. While in most cases we have developed relationships directly with CPGs and retailers, we nevertheless depend in part on advertising agencies to present to their CPG and retailer clients the merits of our platform. Inaccurate descriptions of our platforms by advertising agencies, over whom we have no control, negative recommendations regarding use of our service offerings or failure to mention our platforms at all could hurt our business. In addition, if an advertising agency is disappointed with our platforms on a particular campaign or generally, we risk losing the business of the CPG or retailer for whom the campaign was run, and of other CPGs and retailers represented by that agency. Since many advertising agencies are affiliated with other advertising agencies in a larger corporate structure, if we fail to develop and maintain good relations with one advertising agency in such an organization, we may lose business from the affiliated advertising agencies as well.
Our sales could be adversely impacted by industry changes relating to the use of advertising agencies. Moreover, to the extent that we do not have a direct relationship with CPGs or retailers, the value we provide to CPGs and retailers may be attributed to the advertising agency rather than to us, further limiting our ability to develop long-term relationships directly with CPG and retailers. CPGs and retailers may move from one advertising agency to another, and we may lose the underlying business. The presence advertising agencies as intermediaries between us and the CPGs and retailers thus creates a challenge to building our own brand awareness and affinity with the CPGs and retailers that are the ultimate source of our revenues. In addition, advertising agencies conducting business with us could develop similar digital marketing solutions. As such, these advertising agencies are, or may become, our competitors. If they further develop their own capabilities they may be more likely to offer their own solutions to advertisers, and our ability to compete effectively could be significantly compromised and our business, financial condition and operating results could be adversely affected.
Our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.
As an industry leading digital promotions and media company we compete for sales, engineering and other technical talent in a highly competitive environment against large, well-established technology companies and well-funded start-ups, which have significantly greater financial and other resources than we do. If we do not succeed in attracting, hiring and integrating qualified personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
We may be limited in our ability to recruit global talent by U.S. immigration laws, including those related to H1-B visas. The demand for H1-B visas to fill highly-skilled technology and computer science jobs is greater than the number of H-1B visas available each year. In addition, the regulatory environment related to immigration under the current presidential administration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition.
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
In response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners. Certain jurisdictions lifted such orders or restrictions only to return to these restrictions in the face of increases in new COVID-19 cases. The effects of these indefinite travel restrictions and prolonged alternative working arrangements are unknown, and may negatively impact the productivity of our employee base, and a disproportionately negative impact on our sales and operations functions, which could have an adverse effect on our business, operating results, and financial condition.
In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular is difficult to assess or predict. A recession or market correction resulting from the spread of COVID-19 and its impacts could decrease marketing spend, particularly in media, adversely affecting the demand for our solutions, our business, and the value of our common stock. While we have seen CPGs historically continue to spend on promotions during economic downturns, there is no guarantee they will continue to do so.
The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. The COVID-19 pandemic, and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.
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
For example, we have acquired businesses whose technologies are new to us and with which we did not have significant experience. We have made and are making investments of resources to support such acquisitions, which will result in ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments and the integration of these acquisitions will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be negatively impacted.

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
We have significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Through acquisitions we have added multiple additional offices within the last three years. We also recently announced that we signed a lease in Salt Lake City, Utah and plan to move our principal executive offices there in mid-2021. Such expansion increases the complexity of our business and places significant demands on our management, operations, technical performance, financial resources and internal control over financial reporting functions. Continued growth could strain our ability to deliver solutions on our platforms, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. Failure to manage our expansion may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.
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
Providing our products and services to our CPGs, retailers and consumers is costly and we expect our expenses to continue to increase in the future as we grow our business with existing and new CPGs and retailers and develop new products and services that require enhancements to our technology infrastructure. In addition, our operating expenses, such as our sales, marketing and engineering expenses are expected to continue to grow to support our anticipated future growth. As a result of the requirements of being a public company we incur significant legal, accounting and other expenses. Our expenses may grow faster than our revenues, and our expenses may be greater than we anticipate. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be negatively affected.
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
A portion of our business is based upon consumers using coupon codes from specialty retailers in connection with the purchase of goods or services. The fees we earn for coupon codes accessed through our platforms are tracked by performance marketing networks. Third-party performance marketing networks provide publishers with affiliate tracking links that allow for revenues to be attributed to publishers. When a consumer executes a purchase on a publisher’s website as a result of a performance marketing program, most performance marketing conversion tracking tools credit the most recent link or ad clicked by the consumer prior to that purchase. This practice is generally known as “last-click attribution.” We generate revenues through transactions for which we receive last-click attribution. Risks that may adversely affect our performance marketing programs and our relationships with performance marketing networks include the following, some of which are outside our control:
•we may not be able to adapt to changes in the way in which advertisers and merchants attribute credit to us in their performance marketing programs, whether it be “first-click attribution” or “multichannel attribution,” which applies weighted values to each of a retailer’s advertisements and tracks how each of those advertisements contributes to a purchase, or otherwise;
•we may not receive revenue if consumers make purchases from their mobile devices as some retailers currently do not recognize affiliate tracking links on their mobile-optimized websites or applications, and tracking mechanisms on mobile websites or applications may not function to allow retailers to properly attribute sales to us;
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

•economic uncertainty related to the COVID-19 pandemic and its impact on consumer spending.
While coupon codes from specialty retailers represent a declining portion of our business, any of these risks could adversely affect our revenues in this area.
Failure to deal effectively with fraudulent or other improper transactions could harm our business.
Digital promotions can be in the form of redeemable coupons, coupon codes with unique identifiers, loyalty card linked offers, and national rebates. It is possible that third parties may create counterfeit digital coupons, coupon codes, exceed print or use limits in order, or submit fraudulent receipts to fraudulently or improperly claim discounts or credits for redemption. If we are unable to identify fraudulent national rebates claims before we pay out cash for these claims we might be unable to get reimbursement from our customers. It is possible that individuals will circumvent our anti-fraud systems using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract. Further, we may not detect any of these unauthorized activities in a timely manner. Third parties who succeed in circumventing our anti-fraud systems may sell the fraudulent or fraudulently obtained digital coupons on social networks or claim discounts, credits or rebates that they are not entitled to, which would damage our brand and relationships with CPGs and harm our business. Legal measures we take or attempt to take against these third parties may be costly and may not be ultimately successful. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse CPGs and retailers for any funds stolen or revenues lost as a result of such breaches. Our CPGs and retailers could also request reimbursement, or stop using our platforms and products, if they are affected by buyer fraud or other types of fraud. We may incur significant losses from fraud and counterfeit digital coupons and receipts. If our anti-fraud technical and legal measures do not succeed, our business may suffer.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses including unauthorized use or disclosure of consumer data.
Our agreements with CPGs, retailers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement or other liabilities relating to or arising from our products, services or other contractual obligations including those relating to data use and consumer consent. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments, individually or in the aggregate across customers, could harm our business.
Our business depends on strong brands, and if we are not able to maintain and enhance our brands, or if we receive unfavorable media coverage, our ability to retain and expand our number of CPGs, retailers and consumers will be impaired and our business and operating results will be negatively affected.
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brand is critical to expanding our base of CPGs, retailers and consumers. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business would be negatively affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive.
Unfavorable publicity or consumer perception of our websites, mobile applications, platforms, practices or service offerings, or the offerings of our CPGs and retailers, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenues and a negative impact on the number of CPGs and retailers we feature and our user base, the loyalty of our consumers and the number and variety of digital coupons we offer. As a result, our business could be negatively affected.
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
If we fail to expand effectively in international markets, our revenues and our business may be negatively affected.
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
•differences in how trade marketing spend is allocated;
•differences in the way digital promotions and media are delivered and how consumers access and use digital promotions;
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
Risks Related to Government Regulation, Tax Law or Accounting Standards
Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or our actual and perceived failure to comply with these laws, regulations and industry standards could substantially harm our business and results of operations.
We are subject to a variety of foreign, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, eCommerce, competition, price discrimination, consumer protection, taxation, and the use of promotions. Many of these laws, regulations, and standards are still evolving and being tested in courts and industry standards are still developing. Our business, including our ability to operate and expand, could be adversely affected if legislation, regulations or industry standards are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices or the design of our platform. Existing and future laws, regulations and industry standards could restrict our operations, and our ability to retain or increase our CPGs and retailers and consumers’ use of digital promotions delivered on our platforms may be adversely affected and we may not be able to maintain or grow our revenues as anticipated.
For example, California also enacted legislation, the California Consumer Privacy Act of 2018, or the CCPA, which affords consumers expanded privacy protections as of January 1, 2020. The potential effects of this legislation are far reaching and has required us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of the sale of personal information with third parties and provides a private right of action and statutory damages for data breaches. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase the risk of data breach litigation, all of which may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, that goes into effect on January 1, 2023. The CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law.
The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.
Compliance with these and any other applicable privacy, data protection, data security, marketing and consumer protection guidelines, laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with them. We believe our policies and practices comply in material respects with these guidelines, laws and regulations. However, if our belief is incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may face significant fines and penalties that could adversely affect our business, financial condition and result of operations. Further, we could be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information or implement new safeguards or business processes to help individuals manage our use of their information, among other changes. We also cannot control our retail partners’ approach or interpretation of CCPA, the CPRA or other privacy regulations, which may impact their willingness or ability to provide us data that our platforms and solutions are dependent upon, or the terms on which they are willing or able to provide it. Changes to our data sources may restrict our ability to maintain or grow our revenues as anticipated.
If our estimates or judgements relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to business combinations, goodwill and intangible assets, treatment of our convertible senior notes, revenue recognition, promotion revenue, media revenue, gross versus net revenue reporting, arrangements with multiple performance obligations, stock-based compensation and provision for income taxes. For example, the recognition of our revenue is governed by certain criteria that determine whether we report revenue either on a gross basis, as a principal, or net basis, as an agent, depending upon the nature of the sales transaction. Historically, our media products revenue has generally been recognized on a gross basis. However, effective second quarter of 2020, we modified the way we process and deliver certain media products to enhance the customer experience. As a result of these changes, we expect that we will recognize certain revenue on a net basis, as compared to the prior recognition on a gross basis, and expect this will cause a decrease in our revenue growth and impact our revenues. We may have gross reporting for portions of our media products and other revenue in the future as a result of the evolution of our existing business practices, development of new products, acquisitions, or changes in accounting standards or interpretations, that in any case result in transactions with characteristics that dictate gross reporting. It is also possible that revenue reporting for existing businesses may change from gross to net or vice versa as a result of changes in contract terms or transaction mechanics. We may experience significant fluctuations in revenue in future periods depending upon, in part, the nature of our sales and our reporting of such revenue and related accounting treatment, without proportionate correlation to our underlying activity or net income. Any combination of net and gross revenue reporting would require us to make estimates and assumptions about the mix of gross and net-reported transactions based upon the volumes and characteristics of the transactions we think will make up the total mix of revenue in the period covered by the projection. Those estimates and assumptions may be inaccurate when made, or may be rendered inaccurate by subsequent circumstances, such as changing the characteristics of our offerings or particular transactions in response to client demands, market developments, regulatory pressures, acquisitions, and other factors. Even apparently minor changes in transaction terms from those initially envisioned can result in different accounting conclusions from those foreseen. In addition, we may incorrectly extrapolate from revenue recognition treatment of prior transactions to future transactions that we believe are similar, but that ultimately are determined to have different characteristics that dictate different revenue reporting treatment. These factors may make our financial reporting more complex and difficult for investors to understand, may make comparison of our results of operations to prior periods or other companies more difficult, may make it more difficult for us to give accurate guidance, and could increase the potential for reporting errors.
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
We process data about consumers, including personally identifiable information or personal data, as well as other confidential or proprietary information necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. We collect such information from individuals located both in the United States and abroad and may store or Process such information outside the country in which it was collected.
Data privacy and regulation of privacy, information security and Processing has become a significant issue in the United States, countries in Europe, and in other countries across the globe. The legal and regulatory framework for privacy and security issues is rapidly evolving, and is expected to increase our compliance costs and exposure to liability. We and our service providers and partners are subject to a variety of federal, state and foreign laws, regulations and industry standards regarding privacy, data protection, data security, marketing and consumer protection, which address the collection, storing, sharing, using, processing, disclosure and protection of data relating to individuals, as well as the tracking of consumer behavior and other consumer data (“Data Protection Laws”). We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing, may be subject to differing interpretations, may be inconsistent among countries, or conflict with other rules, and may be costly to comply with or inconsistent among jurisdictions.
Various industry standards on privacy and data security have been developed and are expected to continue to develop, which may be adopted by industry participants at any time. We have committed to comply, and generally require our customers and partners to comply, with applicable self-regulatory principles, such as the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the U.S. Trade associations and industry self-regulatory groups have also promulgated best practices and other industry standards relating to targeted advertising. Our efforts to comply with these self-regulatory principles include offering Internet users notice and choices about when advertising is served to them based, in part, on their interests. If we, our clients or partners make mistakes in the implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding Internet-based advertising, or opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources, and be damaging to our brand, reputation, and business. In addition, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We cannot yet determine the impact such future standards may have on our business.
We are or may also subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks (“Privacy Policies”) and contractual obligations to third parties related to privacy, data protection, and information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-

compliance with Data Protection Laws or other obligations (“Data Protection Obligations”). Our solutions depend in part on our ability to use data that we obtain in connection with our offerings, and our ability to use this data may be subject to restrictions in our commercial agreements and subject to the privacy policies of the entities that provide us with this data. Our service providers or our partners’, failure to adhere to these third-party restrictions on data use may result in claims, proceedings or actions against us by our business counterparties or other parties, or other liabilities, including loss of business, reputational damage, and remediation costs, which could adversely affect our business.
We expect that there will continue to be new Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Obligations may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and Process data and operate our business.
Data Protection Laws and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with these laws could: increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; limit or eliminate our ability to Process data; expose us to regulatory scrutiny, actions, investigations, fines and penalties; result in reputational harm; lead to a loss of business result in litigation and liability, including class action litigation; cause to incur significant costs, expenses and fees (including attorney fees); cause a material adverse impact to business operations or financial results, and; otherwise result in other material harm to our business (“Adverse Data Protection Impact”).
We are subject to Data Protection Laws, Privacy Policies and Data Protection Obligations as well as applicable foreign, federal, state, local and municipal laws, regulations and industry standards that relate to electronic communications, intellectual property, eCommerce, competition, price discrimination, consumer protection, taxation, and the use of promotions. We strive to comply with applicable laws, policies, contractual and other legal obligations as well as industry standards of conduct relating to privacy, data security, data protection, marketing and consumer protection to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. These obligations and standards of conduct often are complex, vague, and difficult to comply with fully, and it is possible that these obligations and standards of conduct may be interpreted and applied in new ways and/ or in a manner that is inconsistent with each other or that new laws, regulations or other obligations may be enacted.
Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations. We may be subject to, and suffer a an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws, Privacy Policies and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions or investigations by governmental entities, authorities or regulators, which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing, or other remedies that adversely affect our business.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. In Europe, the General Data Protection Regulation (2016/679) (“GDPR”) went into effect in May 2018 and introduced strict requirements for Processing the personal data of European Union data subjects. The GDPR applies to us to the extent we Process the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, an order prohibiting Processing of European data subject personal data and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. European data protection laws including the GDPR also generally prohibit the transfer of personal data from Europe, including the EEA, the United Kingdom, and Switzerland, to the United States and most other countries unless the parties to the transfer have established a legal basis for the transfer and implemented specific safeguards to protect the transferred personal data. One of the primary mechanisms allowing U.S. companies to import personal information from Europe in compliance with the GDPR has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, the “Schrems II” ruling, recently invalidated the EU-U.S. Privacy Shield framework. The Swiss Federal Data Protection and Information Commissioner also recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. Authorities in the United Kingdom, whose data protection laws are similar to those of the European Union, may similarly invalidate use of the EU-U.S. Privacy Shield as mechanisms for lawful personal information transfers from those countries to the United States.
The Schrems II decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses (“SCCs”). The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to imposes additional obligations on companies seeking to rely on the SCCs. As such, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may reduce demand from companies subject to European data protection laws. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our products and operating our business. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. In addition, we may experience reluctance or refusal by European consumers, retailers or CPGs to continue to using our solutions, and we may be at risk of enforcement actions taken by a European data protection authority until we ensure that all applicable data transfers to us from Europe are compliant with the European data protection laws.
Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, known as Brexit. Following December 31, 2020, the GDPR’s data protection obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” or more explicitly, the GDPR continues to form part of the laws in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (EU Exit) Regulations), which potentially exposes us to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. In addition, it is still unclear whether the transfer of personal data from the EU to the United Kingdom will in the future continue to remain lawful under the GDPR. For example, pursuant to a post-Brexit agreement between the United Kingdom and the EU, the European Commission will continue to treat the United Kingdom as if it remained a member state of the EU in relation to transfers of personal data from the EEA to the United Kingdom, meaning such transfers may be made without a need for additional safeguards, for four months from January 1, 2021, with a potential additional two month extension. This “transition” period, however, will end if and when the European Commission adopts an adequacy decision in respect of the United Kingdom or the United Kingdom amends certain UK data protection laws, or relevant aspects thereof, without the EU’s consent (unless those amendments are made simply to align those UK data protection laws with the EU’s data protection regime). If the European Commission does not adopt an adequacy decision with regard to personal data transfers to the United Kingdom before the expiration of the transition period, from that point onwards, the United Kingdom will be a “third country” under the GDPR and such transfers will need to be made subject to GDPR-compliant safeguards (for example, the Standard Contractual Clauses). With substantial uncertainty over the interpretation and application of how United Kingdom will approach and address GDPR following the transition period, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with applicable laws and regulations or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us Any of the foregoing could result in significant liability or cause our customers to lose trust in us, any of which could have an adverse effect on our reputation, operations, financial performance and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, and other state and federal laws relating to privacy and data security. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of the sale of personal information with third parties and provides a private right of action and statutory damages for data breaches. The CCPA may increase our compliance costs and potential liability. In addition, the California Privacy Rights Act of 2020, or CPRA, is scheduled to take effect on January 1, 2023, and would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or similar requirements, which could increase the cost and complexity of providing our products and services and other aspects of our business.
We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. With laws and regulations in the EU, the United States, and globally imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these laws and regulations, or of contractual or other obligations relating to privacy, data protection, or information security, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and Processing practices, our policies or procedures, or our products and services. For instance, with the increased focus on the use of data for advertising, the anticipation and expectation of future laws, regulations, standards and other obligations could impact us and our existing and potential business partners and delay certain business partnerships or deals until there is greater certainty. In addition, as we expand our data analytics and other data-related product offerings there may be increased scrutiny on our use of data and we may be subject to new and unexpected regulations. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to provide targeted digital promotions and media to consumers, CPGs and retailers, thereby impairing our ability to maintain and grow our total customers and increase revenues. Future restrictions on the collection, use, sharing or disclosure of our users’ data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our solutions, possibly in a material manner, and could limit our ability to develop or outright prohibit new solutions and features.
We may face challenges in addressing their requirements of any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards and making necessary changes to our policies and practices, and such changes may require us to incur additional costs and restrict our business operations. Although we endeavor to comply with our Privacy Policies and other privacy-, data protection-, or information security-related obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors to comply with our Privacy Policies and other privacy-, data protection-, or information security-related obligations. Any failure or perceived failure by us to comply with our Privacy Policies and our privacy-, data protection-, or information security-related obligations to customers or other third parties or any of our other legal obligations relating to privacy, data protection, information security, marketing or consumer protection, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity or public statements against us by consumer advocacy groups or others and could result in significant liability or cause a loss of trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our users’, CPGs’ or retailers’ ability to use and share personally identifiable information or our ability to store, process and share personally identifiable information or other data, demand for our solutions could decrease, our costs could increase, our revenue growth could slow, and our business, financial condition and operating results could be harmed.
Additionally, if third parties we work with, such as vendors or developers, violate Data Protection Laws, Privacy Policies and Data Protection Obligations, such violations may also put our customers’ content at risk and could in turn have an adverse effect on our business. Any significant change to Data Protection Laws, Data Protection Obligations, or industry practices regarding the collection, use, retention, security, or disclosure of our customers’ content, or regarding the manner in which the express or implied consent of customers for the collection, use, retention, or disclosure of such content is obtained, could increase our costs and require us to modify our products and services, possibly in a material manner, which we may be unable to complete and may limit our ability to store and Process customer data or develop new applications and features.
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
State and foreign laws regulating money transmission could impact our rebates solutions.
Many states and certain foreign jurisdictions impose license and registration obligations on those companies engaged in the business of money transmission, with varying definitions of what constitutes money transmission. If our rebates solutions were to subject us to any applicable state or foreign laws, it could subject us to increased compliance costs and delay our ability to offer this product in certain jurisdictions pending receipt of any necessary licenses or registrations. If we need to make product and operational changes in light of these laws, the growth and adoption of these products may be adversely impacted, and our revenues may negatively affected.
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

Changes in the U.S. and foreign tax law or challenges by taxing authorities of the jurisdictions in which we operate could increase our worldwide effective tax rate and have a negative effect on our financial position and results of operations.
Changes in the U.S. taxation of international activities may increase our worldwide effective tax rate and harm our financial condition and results of operations. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations. Significant judgment will be required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there will be many transactions and calculations for which the ultimate tax determination is uncertain. As we expand our business to operate in numerous taxing jurisdictions, the application of tax laws may be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance.
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
Risks Related to Our Platforms, Technology and Intellectual Property
If our security measures or information we collect and maintain are compromised or publicly exposed, CPGs, retailers and consumers may curtail or stop using our platforms and we could be subject to claims, penalties and fines.
We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share (“Process” or “Processing”) data about consumers, including personally identifiable information or personal data, as well as other confidential or proprietary information necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.
While we and our third-party service providers have implemented security measures designed to protect against security breaches, like all businesses that use computer systems and the Internet, our security measures, as well as those of companies we may acquire and our third-party service providers and partners, could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, unavailability, destruction, or loss of our or our customers’ data or other sensitive information. Any security breach of our operational systems, physical facilities, or the systems of our third-party partners, or the perception that one has occurred, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Even though we do not control the security measures of third parties, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our retail partners or other third-party partners to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other malicious internet-based activity are prevalent in our industry and our customers and partners’ industries and continue to increase. In addition, we may experience attacks, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, and advanced persistent threat intrusions. Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity information technology networks and systems, Processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against all data security and privacy threats. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, will be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our applications, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our applications, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Our applications, systems, networks, and physical facilities could be breached or personal information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees, customers or partners to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, applications, systems, networks and/or physical facilities utilized by our vendors. We have and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers or partners’ data or to disrupt our operations or ability to provide our services. While we have been successful in preventing such unauthorized access and disruption in the past, we may not continue to be successful against these or other attacks in the future.
Due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks. If we, or our service providers and partners, experience compromises to security that result in performance or availability problems, the complete shutdown of one or more of our platforms, digital properties and mobile applications, or the misuse, loss or unauthorized access to or disclosure of confidential information, personally identifiable information, or other personal or proprietary data, CPGs, retailers, and consumers may lose trust and confidence in us and decrease their use of our platforms or stop using our platforms entirely. Such compromises to personal or sensitive information or proprietary data could lead to litigation or other adversarial actions by business partners such as retailers or consumers.
The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation, which could have an adverse effect on our business.
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach involving customer or partner data on our systems or those of subcontractors Processing customer or partner data on our behalf. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach may cause us to breach customer contracts. Depending on the facts and circumstances of such an incident, these damages, penalties and costs could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. Such an event also could harm our reputation and result in litigation against us. Any of these results could materially adversely affect our financial performance. Our agreements with certain customers may require us to use industry-standard, reasonable, or other specified measures to safeguard sensitive personal information or confidential information, and any actual or perceived breach of such measures may increase the likelihood and frequency of customer audits under our agreements, which is likely to increase the costs of doing business. An actual or perceived security breach could lead to claims by our customers, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts, which we have in certain agreements, would be enforceable or adequate or would otherwise protect us from liabilities or damages.
Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our applications, systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our business and operational capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners or our customers was disrupted, we could incur significant liability, or our applications, systems, or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers or partners, or if we suffer a cyberattack that impacts our ability to operate our applications, systems, or networks, we may suffer material damage to our reputation, business, financial condition, and results of operations. Further, we may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. Depending on the facts and circumstances of such an incident, the damages, penalties and costs could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand our applications, systems, or networks, grow our customer base, and Process, store, and transmit increasingly large amounts of proprietary and sensitive data.
Remediation of any potential cyber security breach may involve significant time, resources, and expenses, which may result in potential regulatory inquiries, litigation or other investigations, and can affect our financial and operational condition.
Our ability to generate revenue depends on the collection, reliability, and use of significant amounts of data from various sources, which may be restricted by consumer choice, restrictions imposed by retailers, publishers and browsers or other software developers, changes in technology, and new developments in laws, regulations and industry requirements or standards.
Our ability to deliver our solutions depends on our ability to successfully leverage data, including data that we collect from consumers, data we receive from retailers and other parties, and data from our own operating history. Using loyalty card numbers both on-line and in-store, device identifiers (including Google AdID and Apple IDFA), cookies, and other tracking technologies, we, our retail partners and other data providers collect information about the interactions of consumers with our retail partners’ digital properties and in-store, our owned and operated properties, and certain other publisher sites and mobile applications, as well as other data such as location. We may enhance this data with other data, such as demographic information that we obtain from data providers. Our ability to successfully leverage such data depends on our continued ability to access and use such data, which can be restricted by a number of factors, including consumer choice, the success in obtaining consumer consent, restrictions imposed by our retail and other data partners or other third parties, publishers and web browser developers or other software developers, changes in technology, including changes in web browser technology, and new developments in, or new interpretations of laws, regulations and industry standards. For example, Apple has recently announced several changes to iOS that will require consumers to opt-in to sharing data with publisher sites and app, which may adversely impact our business. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanism as a result of industry regulatory and/or legal developments, the adoption by consumers of browsers settings or “ad-blocking” software and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.
In addition, unfavorable publicity and negative public perception about our industry or data collection and use could adversely affect our business and operating results. With the growth of online advertising and eCommerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and privacy matters, particularly as they relate to individual privacy interests. Any unfavorable publicity or negative public perception about our use of data or other data focused industries could affect our business and results of operations, and may lead digital publishers like Facebook to change their business practices, or trigger additional regulatory scrutiny or lawmaking that affects us. Negative public attention could cause CPGs or our retail partners to discontinue using our targeted advertising solutions and limit our ability to measure campaigns delivered through our platforms. This public scrutiny may also lead to general distrust of data and marketing companies, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective customers’ demand for our products and services and adversely affect our business and operating results.
If the use of mobile device identifiers, third-party cookies or other tracking technology is rejected by consumers, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, our performance could decline and we could lose customers and revenue.
We and our third-party partners might use a number of technologies to collect information used to deliver our solutions. For instance, mobile device identifiers such as Apple IDFA and Google AdID help us and our third-party partners identify, target and measure relevant promotions and media to consumers. Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, Apple announced early 2020 that it will require user opt-in before permitting access to Apple’s unique identifier, or IDFA. Apple initially targeted fall of 2020 for implementing these changes but has pushed that date out to early this year. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem and could harm our growth in this channel.

We also use small text files (referred to as "cookies"), placed through an Internet browser on a consumer's machine which corresponds to a data set that we keep on our servers, to gather important data to help deliver our solution. Certain of our cookies, including those that we predominantly use in delivering our solution through Internet browsers, are known as "third-party" cookies because they are delivered by third parties rather than by us. Our cookies collect information, such as when a consumer views an advertisement, clicks on an advertisement, or visits one of our advertisers' websites. In some countries, including countries in the European Economic Area, and certain states within the United States, such as California, this information may be considered personal information under applicable data protection laws. When a consumer interacts with our solutions on a mobile device, we may also obtain location-based information about the user's device through our cookies or other tracking technologies. We use these technologies to achieve our customers' campaign goals, to ensure that the same consumer does not unintentionally see the same media too frequently, to report aggregate information to our customers regarding the performance of their digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network. We also use data from cookies to help us decide whether and how much to bid on an opportunity to place an advertisement in a certain Internet location and at a given time in front of a particular consumer. A lack of data associated with or obtained from third-party cookies may detract from our ability to make decisions about which inventory to purchase for a customer's campaign and may adversely affect the effectiveness of our solution and harm our business.

Cookies may be deleted or blocked by consumers. The most commonly used Internet browsers (including Chrome, Firefox, and Safari) allow their users to prevent cookies from being accepted by their browsers. Consumers can also delete cookies from their computers. Some consumers also download "ad blocking" software that prevents cookies from being stored on a user's computer. If more consumers adopt these settings or delete their cookies more frequently than they currently do, our business could be negatively affected. In addition, certain web browsers may block third-party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers are altered by consumers to permit the placement of third-party cookies, we would be able to set fewer of our cookies in users’ browsers, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to identify individual consumers or Internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same user across different web properties,and reduce the effectiveness of our solution.
In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the "Cookie Directive," directs EU member states to ensure that collecting information on a consumer's computer, such as through a cookie, is allowed only if the consumer has appropriately given his or her prior freely given, specific, informed and unambiguous consent. Similarly, this Directive, which also contains specific rules for the sending of marketing communications, limits the use of marketing texts messages and e-mails. Additionally, an e-Privacy Regulation, which will replace the Cookie Directive with requirements that could be stricter in certain respects, apply directly to activities within the EU without the need to be transposed in each Member State’s Law, and could impose stricter requirements regarding the use of cookies and marketing e-mails and text messages and additional penalties for noncompliance, has been proposed, although at this time it is unclear whether it will be approved as it is currently drafted or when its requirements will be effective. We may experience challenges in obtaining appropriate consent to our use of cookies from consumers or to send marketing communications to consumers within the EU, which may affect our ability to run promotions and our operating results and business in European markets, and we may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.
We allow our clients to utilize application programming interfaces ("APIs"), with our platform, which could result in outages or security breaches and negatively impact our business, financial condition and results of operations.
The use of APIs by our customers and retail partners have significantly increased in recent years. Our APIs allow customers and retail partners to integrate their own business system with our platforms. The increased use of APIs increases security and operational risks to our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation and remediation damage to our reputation and loss of goodwill, any of which could harm our business, financial condition and results of operations.
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
Changes in laws or regulations, or changes in interpretations of existing laws or regulations, including the Telephone Consumer Protection Act ("TCPA") in the United States and laws regarding commercial electronic messaging in other jurisdictions, that would limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications could also adversely impact our business. For example, the Federal Communications Commission amended certain of its regulations under the TCPA in recent years in a manner that could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Given the enormous number of communications we send to consumers, the actual or perceived improper sending of communications or a determination that there have been violations of the TCPA or other communications-based statutes could subject us to potential risks including liabilities or claims relating to consumer protection laws and expose us to significant damage awards that could, individually or in the aggregate, materially harm our business. Moreover, even if we prevail, such litigation against us could impose substantial costs and divert our management’s attention and resources.
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
Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms, including our websites and mobile applications, and any significant disruption in service could result in a loss of CPGs, retailers and consumers.
We deliver digital promotions and media via our platforms, including over our websites and mobile applications, as well as through those of our CPGs and retailers and our publishers and other third parties. Our reputation and ability to acquire, retain and serve CPGs and retailers, as well as consumers who use digital promotions or view media on our platforms are dependent upon the reliable performance of our platforms. As the number of our CPG customers, retailers and consumers and the number of digital promotions, digital media and information shared through our platforms continue to grow, we will need an increasing amount of network capacity and computing power. Our technology infrastructure and platforms are hosted across two data centers in co-location facilities in California and Virginia. We have spent and expect to continue to spend substantial amounts in our data centers and equipment and related network infrastructure to handle the traffic on our platforms. The operation of these systems is expensive and complex and could result in operational failures. In the event that the number of transactions or the amount of traffic on our platforms grows more quickly than anticipated, we may be required to incur significant additional costs. In addition, as we scale, we must continually invest in our information technology, and continue to invest in information security, infrastructure and automation. Deployment of new software or processes may adversely affect the performance of our services and harm the customer experience. If we fail to support our platforms or provide a strong customer experience, our ability to retain and attract customers may be negatively affected. Interruptions in these systems or service disruptions, whether due to system failures, computer viruses, malware, ransomware, denial of service attacks, attempts to degrade or disrupt services, or physical or electronic break-ins, could affect the security or availability of our websites and platforms, and prevent CPGs, retailers or consumers from accessing our platforms. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential CPGs, retailers and consumers, which could harm our operating results and financial condition.
We currently have not experienced disruptions to our network or operations as a result of COVID-19 but there are no guarantees there will not be disruptions in the future.
We are dependent on technology systems and electronic communications networks that are supplied and managed by third parties, which could result in our inability to prevent or respond to disruptions in our services.
Our ability to provide services to consumers depends on our ability to communicate with CPGs, retailers and consumers through the public Internet and electronic networks that are owned and operated by third parties. Our solutions and services also depend on the ability of our users to access the public Internet. In addition, in order to provide services promptly, our computer equipment and network servers must be functional 24 hours per day, which requires access to telecommunications facilities managed by third parties and the availability of electricity, which we do not control. Severe disruptions, outages, defects, or other security performance and quality problems with one or more of these networks, including as a result of utility or third-party system interruptions, or any material change in our contractual and other business relationships with third-party providers could impair our ability to process information, which could impede our ability to provide digital promotions and media to consumers, harm our reputation, increase expenses, including significant, unplanned capital investments and/or contractual obligations, result in a loss of consumers or CPGs and retailers, any of which could adversely affect our business, financial condition, and operating results.
For example, currently, as a result of work and travel restrictions related to the ongoing COVID-19 pandemic, all of our employees are working remotely and dependent upon their respective internet service providers to be able to access the internet, our systems and systems of our service providers. In other words, our business workflows now rely on availability of residential broadband bandwidth as well as connectivity which is currently under considerable strain. If the residential broadband and internet access break down under strain, our business and operations would be negatively affected.
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

Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. Even where we have such rights, they may be later found to be unenforceable or have a limited scope of enforceability. We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Litigation may be necessary to enforce our intellectual property rights, protect our respective trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be negatively affected.
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
Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 91,743,302 shares of common stock outstanding as of December 31, 2020, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.
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
Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 41% of our outstanding common stock, based on the number of shares outstanding as of December 31, 2020. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.
Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
Our Board of Directors has approved share repurchase programs for us to repurchase shares of our common stock. In April 2019, our Board of Directors authorized a one-year share repurchase program (“May 2019 Program”) for us to repurchase up to $60.0 million of our common stock from May 2019 through May 2020. In August 2019, our Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for us to repurchase up to $50.0 million of our common stock from August 2019 through August 2020. In March 2020, we suspended the August 2019 Program, as a precautionary measure to maximize liquidity and increase available cash on hand during this time of uncertainty and the August 2019 Program expired in August 2020. In February 2021, our Board of Directors authorized a one-year share repurchase program (“2021 Program”) for us to repurchase up to $50.0 million of our common stock from February 2021 through February 2022. The 2021 Program could cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under any stock repurchase program will diminish our cash reserves, which could impact our ability to further develop our technology, access and/or retrofit additional facilities and service our indebtedness. In addition, we may face media or other scrutiny for past and any future stock repurchase programs. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness.
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
General Risks
Our business is subject to interruptions, delays or failures resulting from earthquakes, other natural catastrophic events or terrorism.
Our headquarters is currently located in Mountain View, California. Our current technology infrastructure is hosted across two data centers in co-location facilities in California and Nevada. In addition, we use two other co-location facilities in California and Virginia to host our retailer platform. Our services, operations and the data centers from which we provide our services are vulnerable to damage or interruption from earthquakes, fires, floods, public health crises such as pandemics and epidemics, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events (such as the COVID-19 pandemic). A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, financial condition and results of operations and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism could cause disruptions to the Internet, our business or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting areas where data centers upon which we rely are located, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Such disruptions could negatively impact our ability to run our websites, which could harm our business.
Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

We may in the future be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity or equity-linked financing, such as our convertible senior notes, may dilute the interests of our stockholders, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business. In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and could result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.
Global economic conditions could materially adversely affect our revenue and results of operations.
Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for, or supply of, consumer packaged goods products. A severe and/or prolonged economic downturn could adversely affect our customers' financial condition and the levels of marketing spend of our customers. While we have seen CPGs historically continue to spend on promotions during economic downturns, there is no guarantee they will continue to do so. Weakness in, and uncertainty about, global economic conditions may cause CPGs and retailers to postpone marketing in response to tighter credit, negative financial news and/or declines in income or asset values. As also noted in the risk factor “The effects of health epidemics, including the COVID-19 pandemic, have had, and may continue to have, an adverse impact on our business, operations and the markets and communities in which we and our partners operate.,” above, the COVID-19 pandemic has significantly increased economic uncertainty. Some CPGs continue to experience supply chain pressures and have not returned to pre-pandemic levels of promotional marketing spend. The current severe economic slowdown resulting from the pandemic has already started to lead to a global recession. Adverse changes in economic conditions, including as a result of the pandemic, can significantly harm demand for our marketing solutions (or change the mix of solutions demanded) and make it more challenging to forecast our operating results and make business decisions.
In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. There could be a number of other follow-on effects from these economic developments on our business, including customer insolvencies; decreased demand for our marketing solutions; decreased customer ability to pay their accounts; and increased collections risk and defaults.
Item 1B.    Unresolved Staff Comments.

None.
Item 2.        Properties.

Our principal executive office is located in Mountain View, California, totaling approximately 42,000 square feet under lease expiring December 2021. We have additional principal office space in Cincinnati, Ohio that includes two spaces totaling approximately 47,000 square feet under leases expiring from November 2023 to June 2024. We maintain additional leased spaces in New York, New York, Marina Del Rey, California, Nashville, Tennessee, Bangalore, India, Paris, France, London, United Kingdom, and Tel Aviv, Israel. We believe our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.
During February 2021, the Company entered into an Office Lease (“Lease”) with approximately 25,610 rentable square feet, for office facilities located in Salt Lake City, Utah. The lease term is approximately eight years with total lease payments of $5.8 million over the lease term.
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
Holders
As of February 16, 2021, there were 49 holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
In August 2019, the Company’s Board of Directors authorized a one-year share repurchase program for the Company to repurchase up to $50.0 million of its common stock from August 2019 through August 2020. During the year ended December 31, 2020, the Company did not repurchase any shares of its common stock and the program expired in August 2020.
Additionally, in February 2021, the Company’s Board of Directors authorized a one-year share repurchase program ("2021 Program") for the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2021 Program at any time without prior notice.
Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the Russell 3000 and the S&P North American Technology Sector Index. The chart assumes $100 was invested at the close of market on December 31, 2015, in our common stock, the Russell 3000 and the S&P North American Technology Sector Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Quotient Technology, Inc. the Russell 3000 Index, and
the S&P North American Technology Sector Index
$350
$300
$250
$200
$150
$100
$50
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Quotient Technology Inc.
Russell 3000 Index
S&P North American Technology Sector Index

	INDEXED RETURNS Quarter Ending
Company / Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Quotient Technology Inc.	$100	$158	$172	$157	$145	$138
Russell 3000 Index	$100	$110	$131	$122	$157	$186
S&P North American Technology Sector Index	$100	$112	$153	$156	$220	$316
Unregistered Sales of Equity Securities
Not applicable.

 Item 6.        Selected Financial Data

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Revenues	$445,887	$436,160	$386,958	$322,115	$275,190
Cost of revenues (1)	277,914	263,606	206,230	140,752	114,870
Gross margin	167,973	172,554	180,728	181,363	160,320
Operating expenses:
Sales and marketing (1)	104,527	101,244	90,086	92,833	92,596
Research and development (1)	40,316	39,076	46,873	50,009	50,503
General and administrative (1)	54,177	58,328	49,805	48,124	43,404
Change in fair value of escrowed shares and contingent consideration, net	20,234	1,571	13,190	5,515	(6,450)
Total operating expenses	219,254	200,219	199,954	196,481	180,053
Loss from operations	(51,281)	(27,665)	(19,226)	(15,118)	(19,733)
Interest expense	(14,521)	(13,955)	(13,411)	(1,589)	—
Other income, net	1,140	5,223	4,801	928	495
Loss before income taxes	(64,662)	(36,397)	(27,836)	(15,779)	(19,238)
Provision for (benefit from) income taxes	719	660	482	(702)	241
Net loss	$(65,381)	$(37,057)	$(28,318)	$(15,077)	$(19,479)
Net loss per share, basic and diluted	$(0.72)	$(0.41)	$(0.30)	$(0.17)	$(0.23)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	90,412	91,163	93,676	89,505	84,157
 (1)    The stock-based compensation expense included above was as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenues	$1,743	$2,193	$2,315	$2,000	$1,821
Sales and marketing	5,311	6,812	6,596	6,621	5,776
Research and development	3,831	4,804	6,137	7,949	7,286
General and administrative	17,486	18,328	16,338	15,682	13,403
Total stock-based compensation	$28,371	$32,137	$31,386	$32,252	$28,286

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term investments	$222,752	$224,764	$322,766	$394,537	$175,346
Working capital	257,450	249,811	352,810	404,145	207,694
Property and equipment, net	17,268	13,704	15,579	16,610	16,376
Total assets	586,792	591,938	662,353	629,075	362,756
Deferred revenues	12,027	10,903	8,686	6,276	6,856
Convertible senior notes, net	177,168	166,157	155,719	145,821	—
Total liabilities	339,763	306,716	282,266	231,034	51,007
Total stockholder's equity	$247,029	$285,222	$380,087	$398,041	$311,749

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
Overview
Quotient Technology Inc. is an industry leading digital media and promotions technology company that creates cohesive omnichannel brand-building and sales-driving marketing campaigns for CPGs companies and retailers throughout the path to purchase. These programs are delivered across our platforms across our broad network of digital properties to drive measurable sales results and customer loyalty. Our network includes the digital properties of our retail partners and CPG customers, social media platforms, third-party properties, our flagship consumer brand Coupons.com properties and DOOH properties. This network provides Quotient with proprietary and licensed data, including retailers’ in-store POS shopper data, purchase intent and online behavior, location intelligence, and, to deliver more valuable outcomes for CPGs, retailers, and consumers. Customers and partners use Quotient to leverage shopper data, and insights, consumers via digital channels, integrate marketing and merchandising programs, and leverage consumer data and insights to drive measurable sales results.

For our retail partners, we provide Quotient Retailer Promotions Platform, formerly known as Quotient Retailer iQ, and Quotient Retailer Performance Media Platform, to directly engage with shoppers across their websites, mobile, eCommerce, and social channels. These platforms are generally co-branded or white-labeled through retailers’ savings or loyalty programs and use shopper data to deliver relevant digital media and promotions solutions from brand marketers and retailers to consumers. By partnering with Quotient, retailers can leverage their proprietary sales data and digital properties to build new alternative revenue streams and offer effective marketing opportunities for their brand partners to engage consumers, all while measuring the impact of every partnership.

Our network is made up of three constituencies: over 2,000 brands from approximately 800 CPGs; retail partners across multiple classes of trade such as grocery retailers, drug, mass merchant, dollar, club, and convenience merchandise channels; and consumers who visit our websites, mobile properties, social channels, as well as those of our CPGs and retailer partners.

We primarily generate revenue by using our technology platforms to create, target, deliver, analyze and measure digital media and/or promotional programs for our CPG customers, retail partners and advertising agencies. Using shopper data from our retail partners and our proprietary data and audience segments, we deliver targeted and/or personalized digital media and promotions to shoppers through our network, including our websites and mobile applications, as well as those of our publishers, retail partners and other third-party properties. As our customers and partners shift more of their marketing spend to digital channels, our solutions help them optimize the performance of such digital channels. Our solutions’ performance is measured by attribution of digital ad campaigns to retail purchases in near real time, demonstrating return on spend for our customers and partners.

Our promotional products include digital paperless coupons, digital print coupons, in lane on receipt promotions, digital rebates and loyalty offers. Our media solutions include display, social, DOOH, Retailer.com display and sponsored search, shoppable brand pages, and audiences. A growing number of campaigns our customers purchase are purchased as an integrated campaign which combines a mix of digital media and/or promotions solutions in a single campaign. The revenue we earn from these programs is generally based on cost-per-click, cost-per-impression, or cost-per-acquisition.

We also generate revenues from our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute digitally.

We generally pay a distribution fee or revenue share to retailers and publishers for activation or redemption of a digital promotion, for media campaigns, and for use of data for targeting or measurement. We also pay a fee to third-party publishers for traffic acquisition, which consists of delivering campaigns on certain networks or sites. These distribution, revenue share, and third-party service fees are included in our cost of revenues. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Non-GAAP Financial Measure and Key Operating Metrics” for more information.
Our operating expenses may increase in the future as we continue to (1) invest in (i) research and development to enhance our platforms and investments in newer product offerings; (ii) sales and marketing to acquire new CPG and retailer customers and increase revenues from our existing customers; and; (iii) corporate infrastructure; (2) amortize expenses related to intangibles assets associated with acquisitions and other strategic acquisitions and partnerships; and (3) remeasure contingent consideration related to acquisitions.
For 2020, 2019 and 2018, our revenues were $445.9 million, $436.2 million, and $387.0 million, respectively. Our net loss for 2020, 2019 and 2018 was $65.4 million, $37.1 million, and $28.3 million, respectively.
Seasonality
Some of the Company’s products experience seasonal sales and buying patterns mirroring those in the CPG, retail, advertising, and eCommerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of the Company’s fiscal year. Seasonality may also be affected by CPG annual budget cycles, as some large CPGs have fiscal years ending in June. We believe that this seasonality pattern has affected, and will continue to affect, our business and the associated revenues during the first half and second half of our fiscal year. We recognized 59%, 54% and 54% of our annual revenue during the second half of 2020, 2019 and 2018, respectively. We believe the first half of 2020 results were negatively impacted by the COVID-19 pandemic resulting in a higher percentage of revenues in our second half of the year than we have experienced in the past.
Impact of COVID-19

We are cognizant of the rapid expansion of the COVID-19 pandemic and the resulting global implications. In an effort to protect the health and safety of our employees, our workforce has had, and continues in most instances, to spend a significant amount of time working remotely and travel has been severely curtailed. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, some of which have been subsequently rescinded or modified, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe. While we observed a significant increase in revenue growth during the second half compared to the first half of our fiscal year, we cannot estimate the impact COVID-19 will have in the future as government entities and businesses make decisions about whether and when to open businesses and what impact these decisions will have on consumer activity across the globe.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. If CPGs, retailers and brands pause, delay, or cancel campaigns due to the uncertainty, supply-chain disruption, and consumer purchasing behavior changes caused by COVID-19, such as we experienced during the first half of the year, there may be an adverse impact on our promotion and media revenues and associated growth. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.
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
Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense, income taxes, other (income) expense net, change in fair value of escrowed shares and contingent consideration, net, impairment charges for capitalized software development costs, charges related to Enterprise Resource Planning (“ERP”) software implementation costs, certain acquisition related costs, restructuring charges and a loss contingency/settlement related to a contract dispute. We exclude certain items because we believe that these costs (benefits) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to contribute to a meaningful evaluation of our current or past operating performance.
Net loss and Adjusted EBITDA for each of the periods presented were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net loss	$(65,381)	$(37,057)	$(28,318)
Adjusted EBITDA	46,037	45,150	57,612
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
•Adjusted EBITDA also does not include the effects of stock-based compensation, amortization of acquired intangible assets, impairment charges for capitalized software development costs, charges related to ERP software implementation costs, net change in fair value of escrowed shares and contingent consideration, interest expense, other (income) expense, net, provision for income taxes, certain acquisition related costs, restructuring charges and a loss contingency/settlement related to a contract dispute; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net loss	$(65,381)	$(37,057)	$(28,318)
Adjustments:
Stock-based compensation	28,371	32,137	31,386
Depreciation and amortization	36,352	31,437	25,041
Acquisition related costs and other (1)	12,361	7,670	7,221
Change in fair value of escrowed shares and contingent consideration, net	20,234	1,571	13,190
Interest expense	14,521	13,955	13,411
Other income, net	(1,140)	(5,223)	(4,801)
Provision for income taxes	719	660	482
Total adjustments	$111,418	$82,207	$85,930

Adjusted EBITDA	$46,037	$45,150	$57,612

(1)For the years ended December 31, 2020, 2019 and 2018, Other includes restructuring charges of $1.5 million, $4.3 million, and $4.4 million, respectively, and a $8.8 million loss contingency/settlement related to a contract dispute for the year ended December 31, 2020. Restructuring charges relate to impairment charges for capitalized software development costs, and severance for certain executive management changes and impacted employees. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period and diligence, accounting, and legal expenses incurred related to certain acquisitions.
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
Factors Affecting Our Performance
Obtaining high quality promotions and increasing the number of brand-authorized activations.   Our ability to grow revenue will depend upon our ability to shift more dollars to our platforms from our brand customers, continue to obtain high quality promotions and increase the number of brand-authorized activations available through our platform. If we are unable to do any of these, growth in our revenue will be adversely affected.
Increasing revenue from advertisers on our platform.    Our ability to grow our revenue in the future depends upon our ability to continue to increase revenues from existing and new advertisers on our platforms through national brand coupons, targeted media and measurement, and increasing the number of brands that are using our platforms within each advertiser.
Variability in promotional and media spend by advertisers or brands.    Our revenues may fluctuate due to changes in promotional or media spending budgets of advertisers and the timing of their promotional and media spending. Decisions by major advertisers to delay or reduce their promotional and media spending, move campaigns, or divert spending away from digital promotions or media could slow our revenue growth or reduce our revenues.
Ability to scale Quotient Retail Performance Media Platform and further integrate with additional Retailers.    Our ability to grow our revenues will depend upon on our ability to continue to successfully implement and scale Quotient Retailer Promotion Platform and Quotient Retail Performance Media Platform among retailers. If we are unable to continue to successfully maintain our Quotient Retailer Promotion Platform and Quotient Retail Performance Media Platform partners, or if our retail partners do not provide sufficient support to our platforms, the growth in our revenues will be adversely affected. Our ability to grow our revenue in the future is also dependent upon our ability to further integrate digital media and promotions into retailers’ loyalty or POS systems and other channels so that advertisers and retailers can more effectively engage consumers and drive their own sales.
Growth of our consumer selection and digital offerings.    Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Quotient Retailer Promotion Platform, Quotient Retail Performance Media Platform, sponsored search, mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail together with cash-back offers, leverage our reach to consumers and the strength of our platforms to broaden the selection and consumers use of digital coupons and rebates as well as in-lane targeted promotions, manage the transition from digital print coupons to digital paperless coupons as well as the transition from desktop to mobile platforms, and invest in solutions around our data and analytic capabilities, referred to as Quotient Analytics and Audiences, for advertisers and retailers.
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
We generate revenues by delivering digital promotions, including coupons, rebates and coupon codes, and digital media through our platforms. Advertisers (CPGs) choose one or more of our offerings and are charged a fee for each selected offering. Our customers generally submit insertion orders that outline the terms and conditions of a campaign, including the channels through which the campaign will be run, the offerings for each selected channel, the type of content to be delivered, the timeframe of the campaign, the number of authorized coupon activations or media impressions and the pricing of the campaign. Substantially all of our revenues are generated from sales within the United States.
Coupons.    We generate revenues, as consumers select, activate, or redeem a coupon or rebate offer through our platform by either saving it to a retailer loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. Coupon setup fees relates to the creation of digital coupons and set up of the underlying campaign on our proprietary platforms for tracking of related activations or redemptions. We recognize revenues related to coupon setup fees over time, proportionally, on a per transaction basis, using the number of authorized transactions per insertion order, commencing on the date of the first coupon transaction. Coupon transaction fees are generally determined on a per unit activation or per redemption basis, and are generally billed monthly. Insertion orders generally include a limit on the number of activations, or times consumers may select a coupon.
Coupon Codes.     We generally generate revenues when a consumer makes a purchase using a coupon code from our platform and completion of the order is reported to us. This leads to a transaction, and a distribution fee is generally paid to us. In the same period that we recognize revenues for the delivery of coupon codes, we also estimate and record a reserve, based upon historical experience, to provide for end-user cancellations or product returns which may not be reported until a subsequent date.
Digital Media.    Our media services enable advertisers (CPGs) and retailers to distribute digital media to promote their brands and products on our websites, and mobile applications, and through a network of affiliate publishers and non-publisher third parties that display our media offerings on their websites or mobile applications. Revenue is generally recognized each time a digital media ad is displayed or each time a user clicks on the media ad displayed on the Company’s websites, mobile applications or on third party websites. Media pricing is generally determined on a per campaign, impression or per click basis and are generally billed monthly. Changes to the way we process and deliver media could affect whether revenue is recognized on a gross or net basis.
Cost of Revenues
Cost of revenues includes the costs resulting from distribution fees or revenue share. If we deliver a digital promotion or media on a retailer’s website or mobile applications or through its loyalty program, or the website or mobile applications of a publisher, we generally pay a distribution fee or revenue share to the retailers or publisher which is included in our cost of revenues. These costs are expensed as incurred. We generally do not pay a distribution fee for a coupon, rebate or code which is offered through the website of the CPG or retailer that is offering the coupon, rebate or coupon code. From time to time, we have entered into arrangements pursuant to which we have agreed to the payment of minimum distribution or other service fees that are included in our cost of revenues.
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
Sales and marketing.    Our sales and marketing expenses consist primarily of personnel compensation costs (including salaries and benefits, sales commissions, and stock-based compensation) provided to our sales and marketing personnel, brand marketing, amortization of acquired intangible assets, professional services, travel, trade shows and marketing materials. We expect to continue to invest in sales and marketing in order to support our growth and business objectives, while continuing to optimize our investment in promotional and advertising activities.
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
General and administrative.    Our general and administrative expenses consist primarily of personnel compensation costs (including salaries and benefits, bonuses and stock-based compensation) provided to our executives, finance, legal, human resources, compliance and other administrative personnel, as well as facility costs and other related overhead; accounting, tax and legal professional services fees and other corporate expenses.
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
Other Income (Expense), Net
Other income (expense), net, includes interest income on U.S. Treasury Bills held as cash equivalents and foreign currency exchange gains and losses.
Provision for Income Taxes
We recorded a provision for income taxes of $0.7 million, $0.7 million, and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 was primarily the impact of the indefinite lived deferred tax liabilities related to tax deductible goodwill, change in the geographical mix of earnings in foreign jurisdictions and state taxes.
Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented.

	Year Ended December 31,
	2020		2019		2018
	(in thousands, except percentages)
Revenues	$445,887	100.0%	$436,160	100.0%	$386,958	100.0%
Cost of revenues	277,914	62.3%	263,606	60.4%	206,230	53.3%
Gross margin	167,973	37.7%	172,554	39.6%	180,728	46.7%
Operating expenses:
Sales and marketing	104,527	23.4%	101,244	23.2%	90,086	23.3%
Research and development	40,316	9.0%	39,076	9.0%	46,873	12.1%
General and administrative	54,177	12.2%	58,328	13.4%	49,805	12.9%
Change in fair value of escrowed shares and contingent consideration, net	20,234	4.5%	1,571	0.4%	13,190	3.4%
Total operating expenses	219,254	49.2%	200,219	46.0%	199,954	51.7%
Loss from operations	(51,281)	(11.5)%	(27,665)	(6.3)%	(19,226)	(5.0)%
Interest expense	(14,521)	(3.3)%	(13,955)	(3.2)%	(13,411)	(3.5)%
Other income, net	1,140	0.3%	5,223	1.2%	4,801	1.2%
Loss before income taxes	(64,662)	(14.5)%	(36,397)	(8.3)%	(27,836)	(7.3)%
Provision for income taxes	719	0.2%	660	0.2%	482	0.1%
Net loss	$(65,381)	(14.7)%	$(37,057)	(8.5)%	$(28,318)	(7.4)%

Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by type of services. The majority of the Company’s revenue is generated from sales within the United States.

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except percentages)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Promotion	$237,385	$246,479	$245,493	$(9,094)	(4)%	$986	—%
Media	208,502	189,681	141,465	18,821	10%	48,216	34%
Total revenue	$445,887	$436,160	$386,958	$9,727	2%	$49,202	13%

Revenues

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except percentages)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Revenues	$445,887	$436,160	$386,958	$9,727	2%	$49,202	13%

Revenues increased by $9.7 million, or 2%, during the year ended December 31, 2020, as compared to 2019. The increase was primarily due to growth in media revenue as a result of an increase in our media product offerings, partially offset by a decrease in revenues from digital promotion due to the COVID-19 pandemic, as well as a decrease in media revenues related to a portion of the media business we exited during the year. During 2020, revenues from digital promotion and media campaigns were 53% and 47% of total revenues, respectively, as compared to 57% and 43% of total revenues, respectively, for 2019.
Cost of Revenues and Gross Profit

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except percentages)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Cost of revenues	$277,914	$263,606	$206,230	$14,308	5%	$57,376	28%
Gross profit	$167,973	$172,554	$180,728	$(4,581)	(3)%	$(8,174)	(5)%
Gross margin	38%	40%	47%

Cost of revenues for the year ended December 31, 2020 increased by $14.3 million, or 5%, as compared to the same period in 2019. The increase was primarily due to a $8.8 million settlement related to a contract dispute resulting from a retailer's failure to perform certain obligations related to a guaranteed distribution fee arrangement, an increase in amortization expense of $3.5 million related to acquired intangible assets as well as certain exclusivity rights acquired under strategic partnerships, an increase in data center expenses of $1.5 million, and an increase in compensation costs, including stock-based compensation of $1.4 million. The increases were partially offset by a decrease in overhead expenses of $1.0 million related to facilities and infrastructure support and a net decrease of $0.3 million in data and traffic acquisition costs for offsite media on non-owned-and-operated properties, offset by an increase in distribution fees paid to our partners for media and promotions revenues delivered through their platforms.
Gross margin for the year ended December 31, 2020 decreased to 38% from 40%, as compared to the same period in 2019. The decrease was primarily due to an increase in amortization expense related to acquired intangible assets and a $8.8 million settlement related to a contract dispute, partially offset by the benefit of the change of performing certain media services under the specific direction of our customers resulting in recognizing revenue net of certain costs. During the third quarter of 2020, we exited the portion of media business that had gone through a delivery change resulting in recognizing revenues net of certain costs from gross.
We expect the costs associated with distribution and third-party service fees to continue to increase in absolute dollars in the future as we continue to expand and scale our distribution network and reach.
Sales and Marketing

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except percentages)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Sales and marketing	$104,527	$101,244	$90,086	$3,283	3%	$11,158	12%
Percent of revenues	23%	23%	23%

Sales and marketing expenses increased by $3.3 million, or 3%, during the year ended December 31, 2020 as compared to the same period in 2019. The increase was primarily the result of an increase in intangible asset amortization expense of $2.0 million related to our acquisitions, an increase in compensation costs of $2.0 million related to acquisitions and hiring additional employees to support our growth and business objectives, an increase in restructuring charges of $0.5 million related to severance for impacted employees and an increase in facilities expense of $0.2 million, partially offset by reduced spending in travel and entertainment costs of $1.4 million.

We expect to invest in sales and marketing in order to support our growth and business objectives.
Research and Development

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except percentages)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Research and development	$40,316	$39,076	$46,873	$1,240	3%	$(7,797)	(17)%
Percent of revenues	9%	9%	12%

Research and development expenses increased by $1.2 million, or 3%, during the year ended December 31, 2020, as compared to the same period in 2019. The increase was primarily due to an increase in compensation costs of $2.4 million related to acquisitions and hiring additional employees to support our growth and business objectives, an increase in restructuring charges of $0.3 million related to severance for impacted employees, offset by an increase in capitalization of internal use software development costs of $1.5 million.

During the year ended December 31, 2020, we capitalized internal use software development costs of $5.7 million, as compared to $4.2 million during the year ended December 31, 2019. As we continue to invest in our products and customer offerings to develop new product functionality, the higher capitalization of costs will result in lower research and development expenses.

We believe that continued investment in technology is critical to attaining our strategic objectives and we intend to balance our investment in research and development with our continued operational and cost optimization efforts. We expect to incur additional research and development expenses in future periods to expand our tools and products that will enable our business to scale and provide more offerings and platform capabilities to our customers.

General and Administrative

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except percentages)	2020	2019	2018	$ Change	% Change	$ Change	% Change
General and administrative	$54,177	$58,328	$49,805	$(4,151)	(7)%	$8,523	17%
Percent of revenues	12%	13%	13%

General and administrative expenses decreased by $4.2 million, or 7%, during the year ended December 31, 2020, as compared to the same period in 2019. The decrease was primarily due to a decrease in restructuring charges of $3.6 million due to the benefit of the non-recurring restructuring costs recorded in the third quarter of 2019 related to the impairment of capitalized software development costs associated with a non-strategic product and severance for certain executive management changes, a decrease in acquisition related charges of $1.4 million, a decrease in other administrative expenses of $0.8 million and a decrease in compensation costs of $0.1 million, partially offset by an increase in professional service fees of $1.7 million.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and we intend to balance our investment in corporate infrastructure with our continued operational and cost optimization efforts.
Change in Fair Value of Escrowed Shares and Contingent Consideration, Net

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except percentages)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Change in fair value of escrowed shares and contingent consideration, net	$20,234	$1,571	$13,190	$18,663	1,188%	$(11,619)	(88)%

During the year ended December 31, 2020, we recorded a charge of $20.2 million related to the change in fair value of contingent consideration resulting from the re-measurement of Ubimo and Elevaate contingent consideration of $15.2 million and $5.0 million, respectively, as discussed in Note 3 (Fair Value Measurements) to our Consolidated Financial Statements.
Interest Expense and Other Income, Net

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except percentages)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Interest expense	$(14,521)	$(13,955)	$(13,411)	$(566)	4%	$(544)	4%
Other income, net	1,140	5,223	4,801	(4,083)	(78)%	422	9%
	$(13,381)	$(8,732)	$(8,610)	$(4,649)	53%	$(122)	1%

Interest expense is related to the convertible senior notes issued during the fourth quarter of 2017, promissory note and finance lease obligations.
Other income, net consists primarily of interest income on U.S. Treasury Bills held as cash equivalents. The decrease in other income, net during the year ended December 31, 2020, as compared to the same period in 2019, was due to lower interest income earned on U.S. Treasury Bills held as cash equivalents, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.
Provision for Income Taxes

	Year Ended December 31,			2019 to 2020		2018 to 2019
(in thousands, except percentages)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Provision for income taxes	$719	$660	$482	$59	9%	$178	37%

The provision for income taxes of $0.7 million for the year ended December 31, 2020 was primarily the impact of the indefinite lived deferred tax liabilities related to tax deductible goodwill, change in the geographical mix of earnings in foreign jurisdictions and state taxes.
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through cash flows from operation and the issuance of convertible senior notes. As of December 31, 2020, our principal source of liquidity were cash and cash equivalents of $222.8 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds.
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
Our Board of Directors previously approved programs for us to repurchase shares of our common stock. In August 2019, our Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for us to repurchase up to $50.0 million of our common stock from August 2019 through August 2020. During the year ended December 31, 2020, we did not repurchase any shares of our common stock and the August 2019 Program expired in August 2020.
In February 2021, the Company’s Board of Directors authorized the 2021 Program for the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2021 Program at any time without prior notice.
We believe our existing cash, cash equivalents and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. During the period of uncertainty of volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity. See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.
In November 2017, we issued $200.0 million aggregate principal amount of 1.75% convertible senior notes due 2022 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the “notes”). The notes are unsecured obligations of the company and bear interest at a fixed rate of 1.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2018. The notes will mature on December 1, 2022, unless earlier repurchased, redeemed, or converted in accordance with their terms.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash flows provided by operating activities	$26,465	$31,818	$22,048
Cash flows used in investing activities	(11,369)	(16,824)	(21,119)
Cash flows used in financing activities	(17,174)	(92,235)	(33,558)
Effects of exchange rates on cash	66	(23)	22
Net (decrease) increase in cash and cash equivalents	$(2,012)	$(77,264)	$(32,607)

Operating Activities
Cash provided by operating activities is a result of our net income or loss for the period adjusted for net non-cash income or expenses and changes in our operating assets and liabilities.
During 2020, net cash provided by operating activities of $26.5 million reflects our net loss of $65.4 million, adjusted for net non-cash expenses of $100.9 million, and cash used as a result of changes in working capital of $9.0 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, allowance for credit losses, deferred income taxes, change in fair value of contingent consideration, and other non-cash expenses, including amortization of right-of-use asset and loss on disposal of property and equipment. The primary uses of cash from working capital items included payment for Ahalogy contingent consideration of $15.4 million, an increase in accounts receivable of $13.2 million, and a decrease in accrued compensation and benefits of $0.2 million, partially offset by an increase in accounts payable and other current liabilities of $24.3 million, a decrease in prepaid expenses and other current assets of $3.2 million, and an increase in deferred revenues of $1.1 million. During 2020, we made a payment of $8.8 million for settlement related to a contract dispute resulting from a retailer's failure to perform certain obligations related to a guaranteed distribution fee arrangement.
Investing Activities
Purchases of property and equipment which may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development activities related to our future offerings. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platforms for the foreseeable future. In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.

During 2020, net cash used in investing activities of $11.4 million reflects purchase of property and equipment of $8.4 million, which includes capitalized software development costs, and technology hardware and software to support our growth and payment of $3.0 million to acquire certain exclusive rights pursuant to a strategic partnership agreement.
Financing Activities
Our financing activities have consisted primarily of repurchases of common stock, payments made for shares withheld to cover payroll withholding taxes and the issuance of shares of common stock upon the exercise of stock options.
During 2020, net cash used in financing activities of $17.2 million reflects payments for Ahalogy contingent consideration of $14.6 million (initially measured and included as part of purchase consideration on the date of acquisition), payments made for shares withheld to cover the required payroll withholding taxes of $7.2 million, and payments on promissory note and finance lease obligations of $0.4 million, partially offset by proceeds received from exercises of stock options under equity incentive plans, ESPP, and other, net of $5.0 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2020.
Contractual Obligations
The following table summarizes our future minimum payments under contractual commitments as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Convertible senior notes (1)	$200,000	$—	$200,000	$—	$—
Interest obligations (2)	6,708	3,500	3,208	—	—
Operating leases (3)	24,703	4,636	7,014	5,086	7,967
Purchase obligations (4)	43,155	23,465	14,970	714	4,006
Total	$274,566	$31,601	$225,192	$5,800	$11,973

(1)Represents aggregate principal amount of the convertible senior notes due 2022, without the effect of associated discounts.
(2)Represents the estimated interest obligation for our outstanding convertible senior notes that is payable in cash.
(3)We lease various office facilities, including our corporate headquarters in Mountain View, California and various sales offices, under operating lease agreements that expire through January 2031. The terms of the lease agreements provide for rental payments on a graduated basis.
(4)We have an unconditional purchase commitment for the years 2020 to 2034 in the amount of $5.4 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which we use for sales and marketing purposes. We have unconditional purchase commitments, primarily related to distribution fees, ongoing software license fees and marketing services, of $37.8 million.
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

We evaluate the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.
We evaluate our intangible assets for potential impairment indicators at least quarterly and more frequently upon the occurrence of events that could impact prior conclusions. Judgment regarding the existence of impairment indicators is based on market conditions as well as the operational performance of our businesses. Additionally, future events could cause us to conclude that impairment indicators exist, and therefore long-lived assets could be impaired.
We consider the following to be some examples of indicators that may trigger an impairment review: (i) actual undiscounted cash flows significantly below historical or projected future undiscounted cash flows for the associated assets; (ii) significant changes in the manner or use of the assets or in our overall strategy with respect to the manner or use of the acquired assets or changes in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) a significant decline in our stock price for a sustained period of time.
Once we determine that a potential impairment indicator exists, we perform the test for recoverability by comparing the estimated future undiscounted cash flows associated with the intangible assets with the intangible asset’s carrying amount. Where the carrying value of the intangible asset exceeds the future undiscounted cash flows associated with the intangible assets, it is determined that the value of those intangible assets cannot be recovered. For an intangible asset failing the recoverability test, an impairment charge is recorded for the difference between the carrying value and the estimated fair value.
The key assumptions used in our estimates of projected cash flow of our intangible assets deal largely with forecasts of sales levels, gross margins, and operating costs. These forecasts are typically based on historical trends and take into account recent developments as well as our plans and intentions. Any material change in our assumptions could significantly impact projected future cash flows of the intangible assets and these factors are considered in evaluating impairment. Other factors, such as increased competition or a decrease in the desirability of our products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant decrease in cash flows in the future could result in an impairment of long-lived assets.
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
Revenue Recognition
We primarily generate revenue by providing digital media and promotions solutions to our customers and partners. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation

We provide digital promotions, including digital coupons, and/or media programs to our customers which consists of CPG customers, retail partners and advertising agencies whereby we use our proprietary technology platforms to create, target, deliver and analyze these programs. We typically generate revenue from our customers through the use of these programs on a cost-per-click, cost-per-impression, or cost-per-acquisition basis. Programs usually include a limit on the number of clicks and/or impressions and are billed monthly.
The pricing of digital promotions programs typically includes both promotion setup fees and promotion campaign fees. Promotion setup fees are related to the creation of digital promotions and set up of the underlying campaign on our proprietary platforms for tracking of the related clicks. We recognize revenues related to promotion setup fees over time, proportionally, on a per click basis, using the number of authorized clicks, per insertion order, commencing on the date of the first click. A click refers to the consumers action of activating a digital promotion through our proprietary technology platform by either saving it to a retailer’s loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. Promotion campaign fees are usually determined on a per click basis. We typically recognize revenues for digital promotion campaign fees as clicks occur.
We generate revenue from promotions, in which consumer packaged goods brands, or CPGs, pay us to deliver coupons to consumers through our network of publishers and retail partners. We generate revenues, as consumers select, activate, or redeem a coupon through our platform by either saving it to a retailer loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. The pricing for promotion arrangements generally includes both coupon setup fees and coupon transaction fees. Coupon setup fees are related to the creation of digital coupons and set up of the underlying campaign on our proprietary platforms for tracking of related activations or redemptions. We recognize revenues related to coupon setup fees over time, proportionally, on a per transaction basis, using the number of authorized transactions per insertion order, commencing on the date of the first coupon transaction. Coupon transaction fees are generally determined on a per unit activation or per redemption basis, and are generally billed monthly. Insertion orders generally include a limit on the number of activations, or times consumers may select a coupon.
Digital promotion programs also include our Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and others, offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, a fee is typically paid to us. We usually generate revenues when a consumer makes a purchase using a coupon code from our platform and completion of the order is reported to us. In the same period that we recognize revenues for the delivery of coupon codes, we also estimate and record a reserve, based upon historical experience, to provide for end-user cancellations or product returns which may not be reported until a subsequent date.
Our media services enable CPGs and retailers to distribute digital media ads to promote their brands and products on our retailers' websites, and mobile applications, and through a network of affiliate publishers and non-publisher third parties that display our media offerings on their websites or mobile applications. Pricing for media campaigns is usually determined on a cost-per-impression, cost-per-click or cost-per-acquisition basis. We recognize revenue each time a digital media ad is displayed or each time a user clicks on the media ad displayed on our websites, mobile applications or on third-party websites.
Gross versus Net Revenue Reporting
In the normal course of business and through our distribution network, we deliver digital media and promotions on retailers’ websites through retailers’ loyalty programs, and on the websites of digital publishers. In these situations, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). Generally, we report digital promotion and media advertising revenues for campaigns placed on third-party owned properties on a gross basis, that is, the amounts billed to our customers are recorded as revenues, and distribution fees paid to retailers or digital publishers are recorded as cost of revenues. We are the principal because we control the digital promotion and media advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the digital coupon and media advertising inventory, being primarily responsible to our customers, having discretion in establishing pricing for the delivery of the digital media and promotions, or a combination of these.
In other cases, we report certain digital media advertising revenues on a net basis, that is, the costs for digital advertising inventory and third-party data paid to suppliers are deducted from gross revenues to arrive at net revenues. Our performance obligation in these arrangements is to provide the use of our platforms that enables customers to bid on digital advertising inventory, which is determined based on real-time bidding, use of data and other add-on features in designing and executing our campaigns. We charge our customers a platform fee based on a percentage of the digital advertising inventory and data costs purchased through the use of our platforms. The platform fee is not contingent on the results of a digital media advertising campaign. We have determined that we are an agent in these arrangements because we does not have control of the digital advertising inventory before it is transferred to the customer and does not set prices agreed upon within the auction marketplace.
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

Item 8.        Financial Statements and Supplementary Data.
Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Quotient Technology Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Quotient Technology Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

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
February 22, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Quotient Technology Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Quotient Technology Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Quotient Technology Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 22, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Jose, California
February 22, 2021

QUOTIENT TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$222,752	$224,764
Accounts receivable, net of allowance for credit losses of $2,070 and $2,021 at December 31, 2020 and 2019, respectively	137,649	125,304
Prepaid expenses and other current assets	18,547	22,026
Total current assets	378,948	372,094
Property and equipment, net	17,268	13,704
Operating lease right-of-use assets	16,222	7,211
Intangible assets, net	44,898	69,752
Goodwill	128,427	128,427
Other assets	1,029	750
Total assets	$586,792	$591,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,959	$19,116
Accrued compensation and benefits	14,368	15,232
Other current liabilities	70,620	50,032
Deferred revenues	12,027	10,903
Contingent consideration related to acquisitions	8,524	27,000
Total current liabilities	121,498	122,283
Other non-current liabilities	18,314	7,119
Contingent consideration related to acquisitions	20,930	9,220
Convertible senior notes, net	177,168	166,157
Deferred tax liabilities	1,853	1,937
Total liabilities	339,763	306,716
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 91,743,302 and 89,371,199 shares issued and outstanding at December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	698,333	671,060
Accumulated other comprehensive loss	(1,001)	(916)
Accumulated deficit	(450,304)	(384,923)
Total stockholders’ equity	247,029	285,222
Total liabilities and stockholders’ equity	$586,792	$591,938

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$445,887	$436,160	$386,958
Cost of revenues	277,914	263,606	206,230
Gross margin	167,973	172,554	180,728
Operating expenses:
Sales and marketing	104,527	101,244	90,086
Research and development	40,316	39,076	46,873
General and administrative	54,177	58,328	49,805
Change in fair value of escrowed shares and contingent consideration, net	20,234	1,571	13,190
Total operating expenses	219,254	200,219	199,954
Loss from operations	(51,281)	(27,665)	(19,226)
Interest expense	(14,521)	(13,955)	(13,411)
Other income, net	1,140	5,223	4,801
Loss before income taxes	(64,662)	(36,397)	(27,836)
Provision for income taxes	719	660	482
Net loss	$(65,381)	$(37,057)	$(28,318)

Net loss per share, basic and diluted	$(0.72)	$(0.41)	$(0.30)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	90,412	91,163	93,676

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	(65,381)	(37,057)	(28,318)
Other comprehensive income (loss):
Foreign currency translation adjustments	(85)	(72)	(144)
Comprehensive loss	$(65,466)	$(37,129)	$(28,462)

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	93,199,718	$1	$686,025	—	$—	$(700)	$(287,285)	$398,041
Exercise of employee stock options	1,329,361	—	4,028	—	—	—	—	4,028
Vesting of restricted stock units	2,287,008	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	323,439	—	3,467	—	—	—	—	3,467
Payments for taxes related to net share settlement of equity awards	(880,262)	—	(11,658)	—	—	—	—	(11,658)
Repurchases of common stock	(1,264,053)	—	—	1,264,053	(15,843)	—	—	(15,843)
Retirement of treasury stock	—	—	(9,248)	(1,264,053)	15,843	—	(6,595)	—
Cumulative-effect of accounting change	—	—	—	—	—	—	105	105
Stock-based compensation	—	—	31,479	—	—	—	—	31,479
Change in fair value of escrowed shares related to a services and data agreement	—	—	(1,070)	—	—	—	—	(1,070)
Other comprehensive loss	—	—	—	—	—	(144)	—	(144)
Net loss	—	—	—	—	—	—	(28,318)	(28,318)
Balance as of December 31, 2018	94,995,211	$1	$703,023	—	$—	$(844)	$(322,093)	$380,087
Exercise of employee stock options	433,762	—	2,337	—	—	—	—	2,337
Vesting of restricted stock units	2,735,184	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	300,949	—	2,680	—	—	—	—	2,680
Payments for taxes related to net share settlement of equity awards	(1,004,914)	—	(9,838)	—	—	—	—	(9,838)
Repurchases of common stock	(8,088,993)	—	—	8,088,993	(85,539)	—	—	(85,539)
Retirement of treasury stock	—	—	(59,766)	(8,088,993)	85,539	—	(25,773)	—
Stock-based compensation	—	—	32,624	—	—	—	—	32,624
Other comprehensive loss	—	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	—	(37,057)	(37,057)
Balance as of December 31, 2019	89,371,199	$1	$671,060	—	$—	$(916)	$(384,923)	$285,222
Exercise of employee stock options	331,007	—	2,714	—	—	—	—	2,714
Vesting of restricted stock units	2,293,593	—	—	—	—	—	—	—
Issuance of common stock for services provided	117,210	—	689	—	—	—	—	689
Issuance of common stock, stock purchase plan	474,178	—	2,289	—	—	—	—	2,289
Payments for taxes related to net share settlement of equity awards	(843,885)	—	(7,203)	—	—	—	—	(7,203)
Stock-based compensation	—	—	28,784	—	—	—	—	28,784
Other comprehensive loss	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	—	(65,381)	(65,381)
Balance as of December 31, 2020	91,743,302	$1	$698,333	—	$—	$(1,001)	$(450,304)	$247,029

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(65,381)	$(37,057)	$(28,318)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	36,352	31,437	25,041
Stock-based compensation	28,371	32,137	31,386
Amortization of debt discount and issuance cost	11,011	10,438	9,898
Restructuring charge related to facility exit costs	—	—	1,057
Allowance for credit losses	888	1,227	509
Deferred income taxes	719	660	482
Change in fair value of escrowed shares and contingent consideration, net	20,234	1,571	13,190
Impairment of capitalized software development costs	—	3,579	—
Other non-cash expenses	3,275	2,392	207
Changes in operating assets and liabilities:
Accounts receivable	(13,232)	(7,142)	(26,032)
Prepaid expenses and other current assets	3,164	(11,145)	(861)
Accounts payable and other current liabilities	15,554	(62)	6,449
Payments for contingent consideration	(15,418)	—	(9,700)
Accrued compensation and benefits	(197)	1,567	(1,287)
Deferred revenues	1,125	2,216	27
Net cash provided by operating activities	26,465	31,818	22,048

Cash flows from investing activities:
Purchases of property and equipment	(8,351)	(9,021)	(6,077)
Purchases of intangible assets	(3,018)	(14,811)	(20,545)
Acquisitions, net of cash acquired	—	(13,730)	(33,661)
Purchases of short-term investments	—	—	(75,120)
Proceeds from maturities of short-term investment	—	20,738	114,284
Net cash used in investing activities	(11,369)	(16,824)	(21,119)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	5,002	5,017	7,495
Payments for taxes related to net share settlement of equity awards	(7,203)	(9,838)	(11,658)
Repurchases and retirement of common stock under share repurchase program	—	(87,097)	(14,285)
Principal payments on promissory note and finance lease obligations	(391)	(317)	(310)
Payments of contingent consideration	(14,582)	—	(14,800)
Net cash used in financing activities	(17,174)	(92,235)	(33,558)
Effect of exchange rates on cash and cash equivalents	66	(23)	22
Net decrease in cash and cash equivalents	(2,012)	(77,264)	(32,607)
Cash and cash equivalents at beginning of period	224,764	302,028	334,635
Cash and cash equivalents at end of period	$222,752	$224,764	$302,028

Supplemental disclosures of cash flow information
Cash paid for income taxes	$220	$352	$246
Cash paid for interest	$3,510	$3,517	$3,655
Supplemental disclosures of noncash investing and financing activities
Repurchase of common stock not settled	$—	$—	$1,558
Intangible asset acquisitions not yet paid	$1,250	$1,000	$14,548
Fixed asset purchases not yet paid	$1,757	$783	$1,253
Computer equipment acquired under promissory note	$1,107	$—	$—

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
Notes to Consolidated Financial Statements

1. Background
Description of Business
Quotient Technology Inc. (together with its subsidiaries, the “Company”), is an industry leading digital media and promotions company that creates cohesive omnichannel brand-building and sales-driving marketing campaigns for CPGs and retailers throughout the path to purchase. These programs are delivered across the Company’s broad network of digital properties to drive measurable sales results and customer loyalty. The Company's network includes the digital properties of retail partners and CPG customers, social media platforms, third-party properties, its flagship consumer brand Coupons.com properties and DOOH properties. This network provides the Company with proprietary and licensed data, including retailers’ in-store POS shopper data, purchase intent and online behavior, location intelligence, and to deliver more valuable outcomes for CPGs, retailers, and consumers. Customers and partners use Quotient to leverage shopper data, and insights, consumers via digital channels, integrate marketing and merchandising programs, and leverage consumer data and insights to drive measurable sales results.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, valuation of assets acquired and liabilities assumed in a business combination, useful lives of intangible assets, estimates related to recoverability of long-lived assets and goodwill, stock-based compensation, measurement of contingent consideration, restructuring accruals, debt discounts, deferred income tax assets and associated valuation allowances and distribution fee commitments. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying consolidated financial statements.
The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s advertising business, and adversely impact the Company’s results of operations. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. The Company’s estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company classifies all cash equivalents as available-for-sale, which are recorded at fair value. Unrealized gains and losses are included in accumulated other comprehensive (loss) income in stockholders’ equity. Realized gains and losses are included in other income (expense), net.
Accounts Receivable, Net of Allowance for Credit Losses
Trade and other receivables are included in accounts receivables and primarily comprised of trade receivables that are recorded at invoiced amounts, net of an allowance for credit losses and do not bear interest.

Other receivables included unbilled receivables related to digital media and promotions advertising contracts with customers. The Company generally does not require collateral and performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company maintains an allowance for credit losses based upon the expected collectability of its accounts receivable. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company reviewed credit profiles of its customers, contractual terms and conditions, current economic trends, reasonable and supportable forecasts of future economic conditions, and historical payment experience.
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
Operating ROU assets and lease liabilities are included on the Company’s consolidated balance sheet. Operating ROU assets are included as operating lease right-of-use assets.  The current portion of the operating lease liabilities is included in other current liabilities and the long-term portion is included in other non-current liabilities on the Company’s consolidated balance sheet.
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

Goodwill and Intangible Assets
Intangible assets with a finite life are amortized over their estimated useful lives. Goodwill is not subject to amortization but is tested for impairment at least annually, and more frequently upon the occurrence of certain events that may indicate that the carrying value of goodwill may not be recoverable. The Company completes its annual impairment test during the fourth quarter of each year, at the reporting unit level, which is at the company level as a whole, since the Company operates in one single reporting segment. There was no impairment of goodwill for the years ended December 31, 2020, 2019 and 2018.
Long-Lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
The Company evaluates intangible assets for potential impairment indicators at least quarterly and more frequently upon the occurrence of events that could impact prior conclusions. Judgment regarding the existence of impairment indicators is based on market conditions ~~and~~ as well as the operational performance of its businesses. Additionally, future events could cause the Company to conclude that impairment indicators exist, and therefore long-lived assets could be impaired.
The Company considers the following to be some examples of indicators that may trigger an impairment review: (i) actual undiscounted cash flows significantly below historical or projected future undiscounted cash flows for the associated assets; (ii) significant changes in the manner or use of the assets or in our overall strategy with respect to the manner or use of the acquired assets or changes in its overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) a significant decline in its stock price for a sustained period of time.
Once the Company determines that a potential impairment indicator exists, it performs the test for recoverability by comparing the estimated future undiscounted cash flows associated with the intangible assets with the intangible asset’s carrying amount. Where the carrying value of the intangible asset exceeds the future undiscounted cash flows associated with the intangible assets, it is determined that the value of those intangible assets cannot be recovered. For an intangible asset failing the recoverability test, an impairment charge is recorded for the difference between the carrying value and the estimated fair value.
The key assumptions used in the Company's estimates of projected cash flow of its intangible assets deal largely with forecasts of sales levels, gross margins, and operating costs. These forecasts are typically based on historical trends and take into account recent developments as well as its plans and intentions. Any material change in the Company's assumptions could significantly impact projected future cash flows of the intangible assets and these factors are considered in evaluating impairment. Other factors, such as increased competition or a decrease in the desirability of our products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant decrease in cash flows in the future could result in an impairment of long-lived assets. There was no material impairment of intangible assets for the years ended December 31, 2020 2019 and 2018.
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

Revenue Recognition
The Company primarily generates revenue by providing digital media and promotions solutions to its customers and partners. Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
The Company provides digital promotions, including digital coupons, and/or media programs to its customers which consists of CPG customers, retail partners and advertising agencies whereby it uses its proprietary technology platforms to create, target, deliver and analyze these programs. The Company typically generates revenue from its customers through the use of these programs on a cost-per-click, cost-per-impression, or cost-per-acquisition basis. Programs usually include a limit on the number of clicks and/or impressions and are billed monthly.
The pricing of digital promotions programs typically includes both promotion setup fees and promotion campaign fees. Promotion setup fees are related to the creation of digital promotions and set up of the underlying campaign on Quotient’s proprietary platforms for tracking of the related clicks. The Company recognizes revenues related to promotion setup fees over time, proportionally, on a per click basis, using the number of authorized clicks, per insertion order, commencing on the date of the first click. A click refers to the consumers action of activating a digital promotion through the Company’s proprietary technology platforms by either saving it to a retailer’s loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. Promotion campaign fees are usually determined on a per click basis. The Company typically recognizes revenues for digital promotion campaign fees as clicks occur.
The Company’s media programs enable CPGs and retailers to distribute digital media to promote their brands and products on its retailers' websites, and mobile applications, and through a network of affiliate publishers and non-publisher third parties that display its media offerings on their websites or mobile applications. Pricing for media campaigns is usually determined on a cost-per-impression, cost-per-click or cost-per-acquisition basis. The Company recognizes revenue each time a digital media ad is displayed or each time a user clicks on the media ad displayed on the Company’s websites, mobile applications or on third-party websites.
Digital promotion programs also include the Company’s Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code, delivered through our platform, we earn a distribution fee. The Company usually generates revenues when a consumer makes a purchase using a coupon code from its platform and completion of the order is reported to the Company. In the same period that the Company recognizes revenues for the delivery of coupon codes, it also estimates and records a reserve, based upon historical experience, to provide for end-user cancellations or product returns which may not be reported until a subsequent date.
Gross versus Net Revenue Reporting
In the normal course of business and through its distribution network, the Company delivers digital media and promotions on retailers’ websites through retailers’ loyalty programs, and on the websites of digital publishers. In these situations, the Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). The Company reports certain digital promotion and media advertising revenues for campaigns placed on third-party owned properties on a gross basis, that is, the amounts billed to its customers are recorded as revenues, and distribution fees paid to retailers or digital publishers are recorded as cost of revenues. The Company is the principal because it controls the digital promotion and media advertising inventory before it is transferred to its customers. The Company’s control is evidenced by its sole ability to monetize the digital coupon and media advertising inventory, being primarily responsible to its customers, having discretion in establishing pricing for the delivery of the digital coupons and media, or a combination of these.

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
Deferred Revenues
Deferred revenues primarily relate to cash received or billings to customers associated with promotion setup fees, promotion campaign fees and digital media fees that are expected to be recognized upon click, or delivery of media impressions, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for year ended December 31, 2020 is primarily driven by cash payments received or due in advance of satisfying our performance obligations of $30.0 million, partially offset by $28.8 million of recognized revenue.
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

	Year Ended December 31,
	2020	2019	2018
Promotion	$237,385	$246,479	$245,493
Media	208,502	189,681	141,465
Total Revenue	$445,887	$436,160	$386,958

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
Advertising Expense
Advertising costs are expensed when incurred and are included in sales and marketing expense on the accompanying consolidated statements of operations. The Company incurred $2.0 million, $1.6 million and $0.3 million of advertising costs during the years ended December 31, 2020, 2019 and 2018, respectively. Advertising costs consist primarily of online marketing costs, such as sponsored search, advertising on social networking sites, e-mail marketing campaigns, loyalty programs, and affiliate programs.
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

Accounting Pronouncements Not Yet Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies an issuer's accounting for convertible debt instruments and its application of the derivatives scope exception for contracts in its own entity. The guidance eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. The standard is effective for the Company beginning January 1, 2022, and interim periods within that reporting period. The Company is currently evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.
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

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,964	—	—	$104,964
Total	$104,964	$—	$—	$104,964
Liabilities:
Contingent consideration related to acquisitions	—	—	29,454	29,454
Total	$—	$—	$29,454	$29,454

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$124,303	—	—	$124,303
U.S. Treasury Bills	15,120	—	—	15,120
Total	$139,423	$—	$—	$139,423
Liabilities:
Contingent consideration related to acquisitions	—	—	36,220	36,220
Total	$—	$—	$36,220	$36,220

The valuation technique used to measure the fair value of money market funds and U.S. Treasury Bills includes using quoted prices in active markets. The money market funds have a fixed net asset value (NAV) of $1.0.
The contingent consideration as of December 31, 2020 and 2019 relates to the acquisition of MLW Squared Inc. (“Ahalogy”), Elevaate Ltd. (“Elevaate”) and Ubimo, Ltd. (“Ubimo”). The fair values of contingent consideration are based on the expected achievement of certain financial metrics as defined under the acquisition agreements and was estimated using an option pricing method with significant inputs that are not observable in the market, thus classified as a Level 3 instrument. The inputs included the expected achievement of certain financial metrics over the contingent consideration period, volatility and discount rate. The fair-value of the contingent consideration is classified as a liability and is re-measured each reporting period. Refer to Note 6 for further details related to the acquisitions.
The following table represents the change in the contingent consideration (in thousands):

	Ubimo	Elevaate	Ahalogy	Crisp
	Level 3	Level 3	Level 3	Level 3	Total
Balance as of December 31, 2017	—	—	—	18,500	18,500
Addition related to acquisition (initial measurement)	—	6,121	14,582	—	20,703
Change in fair value during the period	—	—	8,260	6,000	14,260
Payments made during the period	—	—	—	(24,500)	(24,500)
Balance as of December 31, 2018	—	6,121	22,842	—	28,963
Addition related to acquisition (initial measurement)	5,686	—	—	—	5,686
Change in fair value during the period	—	(2,587)	4,158	—	1,571
Balance as of December 31, 2019	5,686	3,534	27,000	—	36,220
Change in fair value during the period	15,244	4,990	—	—	20,234
Payments made during the period	—	—	(27,000)		(27,000)
Balance as of December 31, 2020	$20,930	$8,524	$—	$—	$29,454

During the years ended December 31, 2020, 2019, and 2018, the Company recorded a charge of $20.2 million, $1.6 million, and $14.3 million, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying consolidated statements of operations.

During the year ended December 31, 2020, the Company paid $27.0 million related to Ahalogy’s achievement of financial metrics, and as a result, no liability exists as of December 31, 2020. Out of the total consideration paid, $14.6 million was originally measured and recorded on the acquisition date as part of consideration transferred and $12.4 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the consolidated statements of operations.
During the year ended December 31, 2018, the Company paid $24.5 million related to Crisp’s achievement of financial metrics, and as a result, no liability existed as of December 31, 2018. Out of the total consideration paid, $14.8 million was originally measured and recorded on the acquisition date as part of consideration transferred and $9.7 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the consolidated statements of operations.
Fair Value Measurements of Other Financial Instruments
As of December 31, 2020 and 2019, the fair value of the 1.75% convertible senior notes due 2022 was $196.5 million and $195.4 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 9 for additional information related to the Company’s convertible debt.

4. Allowance for Credit Losses
The summary of activities in the allowance for credit losses is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$2,021	$1,200	$786
Additions related to acquisitions	—	377	32
Provision for expected credit losses	888	1,227	509
Write-offs charged against the allowance	(839)	(783)	(127)
Balance at end of period	$2,070	$2,021	$1,200
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Software	$47,357	$41,876
Computer equipment	23,912	25,773
Leasehold improvements	6,197	5,883
Furniture and fixtures	2,533	2,449
Total	79,999	75,981
Accumulated depreciation and amortization	(65,959)	(63,543)
Projects in process	3,228	1,266
Property and equipment, net	$17,268	$13,704

Depreciation and amortization expense of property and equipment was $7.2 million, $7.5 million and $7.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company capitalized internal use software development costs of $7.5 million, $5.8 million, and $2.9 million during the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company had $3.4 million, $2.5 million and $1.3 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense and recorded as cost of revenues. The unamortized capitalized internal use software development costs were $8.6 million and $5.8 million as of December 31, 2020 and 2019, respectively and included as part of software costs.
Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following (in thousands):

	December 31,
	2020	2019
Commissions	$7,247	$5,996
Bonus	3,150	5,997
Payroll and related expenses	3,116	2,533
Vacation	855	706
Accrued compensation and benefits	$14,368	$15,232

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Distribution fees	$36,245	$20,360
Traffic acquisition cost	9,756	5,278
Operating lease liabilities	3,650	3,168
Prefunded Liability	3,067	5,429
Marketing expenses	2,251	2,164
Liability related to purchased intangible asset	1,250	1,000
Interest payable	282	282
Other	14,119	12,351
Other current liabilities	$70,620	$50,032

6. Acquisitions
Acquisition of Ubimo
On November 19, 2019, the Company acquired all outstanding shares of Ubimo, a leading data and media activation company.
The total preliminary acquisition consideration of $20.7 million consisted of $15.0 million in cash and contingent consideration of up to $24.8 million payable in cash with an estimated fair value of $5.7 million as of the acquisition date. The contingent consideration payout is based on Ubimo achieving certain financial metrics between the date of the acquisition through December 31, 2021. The acquisition date fair value was determined using an option pricing model. The fair value of the contingent consideration will be remeasured through earnings every reporting period. Refer to Note 3 for the fair value of contingent consideration at December 31, 2020.
Acquisition of Elevaate
On October 26, 2018, the Company acquired all the outstanding shares of Elevaate, a sponsored search company for retail partners and CPG brands.
The total preliminary acquisition consideration of $13.3 million consisted of $7.2 million in cash and contingent consideration of up to $18.5 million payable in cash with an estimated fair value of $6.1 million as of the acquisition date. The contingent consideration payout is based on Elevaate achieving certain financial metrics between February 1, 2019 through January 31, 2021. Refer to Note 3 for the fair value of contingent consideration at December 31, 2020.
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
The total preliminary acquisition consideration of $36.4 million consisted of $21.8 million in cash and contingent consideration of up to $30.0 million payable in all cash with an estimated fair value of $14.6 million as of the acquisition date. The contingent consideration payout was based on Ahalogy achieving certain financial metrics between closing through December 31, 2019. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration was remeasured every reporting period. As of December 31, 2019, the date that the contingent consideration period ended, Ahalogy earned the full payout of the contingent consideration by achieving certain financial metrics.The Company paid out $30.0 million during the year ended December 31, 2020, of which $27.0 million related to contingent consideration and $3.0 million related to certain bonuses; and as a result, no liability exists as of December 31, 2020. Of the total $30.0 million that was paid, $14.6 million is classified within financing activity and the remaining $15.4 million is classified within operating activity on the Company’s consolidated statements of cash flows.
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
The following table summarizes the consideration paid for each acquisition and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	Acquisition Related Expenses (1)
Ubimo	$20,740	$384	$10,750	$9,606	Not Deductible	$579
Elevaate	$13,346	$(60)	$3,781	$9,625	Not Deductible	$549
SavingStar	$7,485	$(1,126)	$2,577	$6,034	Not Deductible	$556
Ahalogy	$36,432	$2,196	$11,580	$22,656	Not Deductible	$684
	$78,003	$1,394	$28,688	$47,921		$2,368

(1)Expensed as general and administrative
The following table sets forth each component of identifiable intangible assets acquired in connection with the acquisitions: (in thousands):

	Ubimo	Estimated Useful Life (in Years)	Elevaate	Estimated Useful Life (in Years)	SavingStar	Estimated Useful Life (in Years)	Ahalogy	Estimated Useful Life (in Years)
Developed technologies	$7,100	4.0	$3,307	5.0	$1,476	3.0	$3,100	4.0
Customer relationships	3,400	2.0	379	5.0	1,040	3.0	6,210	6.0
Trade names	250	4.0	95	3.0	61	1.5	650	4.0
Vendor relationships	—	—	—	—	—	—	1,620	2.0
Total identifiable intangible assets	$10,750		$3,781		$2,577		$11,580

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
7. Goodwill and Intangible Assets
Goodwill:
Goodwill represents the excess of the consideration paid over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The changes in the carrying value of goodwill are as follows (in thousands):

Goodwill
Balance as of December 31, 2018	$118,821
Acquisition of Ubimo	9,606
Balance as of December 31, 2019	128,427
Acquisitions	—
Balance as of December 31, 2020	$128,427
Intangible Assets:
The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	December 31, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,934	$(25,688)	$10,246	1.4
Promotion service rights	33,566	(17,234)	16,332	1.9
Developed technologies	27,170	(18,511)	8,659	2.5
Customer relationships	22,690	(16,105)	6,585	2.7
Data access rights	10,801	(8,420)	2,381	1.0
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,546)	277	0.6
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(909)	66	1.8
Registered users	420	(420)	—	0.0
	$142,837	$(97,939)	$44,898	2.0

	December 31, 2019
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$34,684	$(16,098)	$18,586	2.2
Promotion service rights	30,548	(10,682)	19,866	3.6
Developed technologies	27,170	(12,790)	14,380	3.2
Customer relationships	22,690	(12,267)	10,423	3.3
Data access rights	10,801	(6,415)	4,386	2.3
Domain names	5,948	(5,540)	408	0.8
Trade names	2,823	(1,560)	1,263	2.2
Vendor relationships	2,510	(2,172)	338	0.4
Patents	975	(873)	102	2.8
Registered users	420	(420)	—	0.0
	$138,569	$(68,817)	$69,752	3.0

As of December 31, 2020 and 2019, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.
Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $29.1 million, $24.0 million and $17.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated future amortization expense related to intangible assets as of December 31, 2020 is as follows (in thousands):

Total
2021	$25,211
2022	15,193
2023	3,583
2024	559
2025	—
Thereafter	—
Total estimated amortization expense	$44,546

As of December 31, 2020, the Company performed an analysis of the impact of recent events, including business and market disruption caused by COVID-19, on the fair values of its intangible assets, and determined that an impairment does not exist. However, there can be no assurances that intangible assets will not be impaired in future periods and the Company will continue to monitor the operating results, cash flow forecasts and challenges from declines in current market conditions, as well as impacts of COVID-19 for these intangible assets.
8. Restructuring Charges
The Company has carried out certain restructuring activities to further drive operational efficiencies and to align its resources with its business strategies. Restructuring charges include facility exit costs related to future contractual lease payments recorded in general and administrative expense on the consolidated statements of operations and severance and benefit costs related to headcount reduction recorded on the consolidated statement of operations based on the impacted employees function. During the years ended December 31, 2020, 2019, and 2018, the Company recognized restructuring expense of $1.5 million, $4.3 million, and $4.4 million, respectively.
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
The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the consolidated balance sheets was as follows (in thousands):

	December 31, 2020	December 31, 2019
Principal	$200,000	$200,000
Unamortized debt discount	(21,046)	(31,132)
Unamortized debt issuance costs	(1,786)	(2,711)
Net carrying amount of the liability component	$177,168	$166,157

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of December 31, 2020 and 2019.
The following table sets forth the interest expense related to the notes recognized in interest expense on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contractual interest expense	$3,500	$3,500	$3,500
Amortization of debt discount	10,086	9,518	8,981
Amortization of debt issuance costs	925	921	917
Total interest expense related to the Notes	$14,511	$13,939	$13,398

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
Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units ("RSUs"), performance-based stock and units to employees, directors and consultants. The shares available will be increased at the beginning of each year by lesser of (i) 4% of outstanding common stock on the last day of the immediately preceding year, or (ii) such number determined by the Board of Directors and subject to additional restrictions relating to the maximum number of shares issuable pursuant to incentive stock options. Under the 2013 Plan, both the ISOs and NSOs are granted at a price per share not less than 100% of the fair market value on the effective date of the grant. The Board of Directors determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined by the Board of Directors.
Stock Options
The fair value of each option was estimated using Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected life (in years)	6.02	6.02 - 6.08	6.02
Risk-free interest rate	0.96%	1.42% - 2.66%	2.66%
Volatility	50%	50%	50%
Dividend yield	—	—	—

The weighted-average grant-date fair value of options granted was $4.26, $4.33 and $6.59 per share during the years ended December 31, 2020, 2019, and 2018, respectively.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs equals the market value of the Company’s common stock on the date of grant. The RSUs are excluded from issued and outstanding shares until they are vested.
A summary of the Company’s stock option and RSUs award activity under the Plans is as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2017	4,425,155	7,412,228	$10.36	6.09	$25,415	5,194,292	12.26
Increase in shares authorized	3,727,989	—	—	—	—	—	—
Options granted	(801,000)	801,000	$13.10	—	—	—	—
Options exercised	—	(1,329,361)	$3.03	—	$13,821	—	—
Options canceled or expired	261,861	(261,861)	$11.38	—	—	—	—
RSUs and PSUs granted	(2,838,879)	—	—	—	—	2,838,879	13.12
RSUs released	—	—	—	—	—	(2,287,045)	12.97
RSUs canceled or expired	841,965	—	—	—	—	(841,965)	11.99
RSUs vested and withheld for taxes	880,262	—	—	—	—	—	—
Balance as of December 31, 2018	6,497,353	6,622,006	$12.12	5.96	$9,987	4,904,161	12.48
Increase in shares authorized	3,799,808	—	—	—	—	—	—
Options granted	(2,799,855)	2,799,855	$8.74	—	—	—	—
Options exercised	—	(433,762)	$5.39	—	$2,406	—	—
Options canceled or expired	387,658	(387,658)	$11.37	—	—	—	—
RSUs granted	(4,015,504)	—	—	—	—	4,015,504	9.49
RSUs released	—	—	—	—	—	(2,735,184)	11.79
RSUs canceled or expired	1,161,806	—	—	—	—	(1,161,806)	11.67
RSUs vested and withheld for taxes	1,004,914	—	—	—	—	—	—
Balance as of December 31, 2019	6,036,180	8,600,441	$11.40	5.16	$8,811	5,022,675	10.66
Increase in shares authorized	3,574,847	—	—	—	—	—	—
Options granted	(1,150,178)	1,150,178	$8.95	—	—	—	—
Options exercised	—	(331,007)	$8.20	—	$463	—	—
Options canceled or expired	1,259,391	(1,259,391)	$11.22	—	—	—	—
RSUs granted	(3,340,532)	—	—	—	—	3,340,532	8.33
RSUs released	—	—	—	—	—	(2,410,803)	10.41
RSUs canceled or expired	1,243,550	—	—	—	—	(1,243,550)	10.83
RSUs vested and withheld for taxes	843,885	—	—	—	—	—	—
Balance as of December 31, 2020	8,467,143	8,160,221	$11.21	5.03	$7,100	4,708,854	9.09
Vested and exercisable as of December 31, 2020		5,978,237	$12.13	3.68	$4,913

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.
The aggregate total fair value of shares vested during the years ended December 31, 2020, 2019, and 2018 was $7.5 million, $6.3 million and $6.7 million, respectively.
Additional information for options outstanding and exercisable as of December 31, 2020 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.68 - $7.34	1,675,201	6.42	$6.45	900,251	$5.68
$8.51 -$8.65	1,658,497	3.08	8.59	1,658,497	8.59
$8.66 - $9.96	2,002,915	7.70	9.22	722,248	9.50
$10.53 - $16.25	2,023,608	3.68	13.81	1,897,241	13.87
$25.00	800,000	2.87	$25.00	800,000	$25.00
	8,160,221			5,978,237

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
The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	0.12% - 1.59%	1.59% - 2.50%	1.42% - 2.50%
Volatility	55% - 60%	35% - 55%	35% - 40%
Dividend yield	—	—	—

During the year ended December 31, 2020, a total of 1,924,414 shares of common stock were issued under the 2013 Employee Stock Purchase Plan (“ESPP”), since inception of the plan. As of December 31, 2020, a total of 1,675,586 shares are available for issuance under the ESPP.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs, and ESPP included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenues	$1,743	$2,193	$2,315
Sales and marketing	5,311	6,812	6,596
Research and development	3,831	4,804	6,137
General and administrative	17,486	18,328	16,338
Total stock-based compensation expense	$28,371	$32,137	$31,386

During the years ended December 31, 2020, 2019, and 2018 the Company capitalized stock-based compensation cost of $0.4 million, $0.5 million, and $0.1 million, respectively, in projects in process as part of property and equipment, net on the accompanying consolidated balance sheets.
As of December 31, 2020, there was $47.9 million unrecognized stock-based compensation expense of which $9.3 million is related to stock options and ESPP and $38.6 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of December 31, 2020 will be amortized over a weighted-average period of 2.57 years. The total unrecognized stock-based compensation expense related to RSUs as of December 31, 2020 will be amortized over a weighted-average period of 2.74 years.
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
Common Stock. The rights, preferences and privileges of the holders of common stock are subject to the rights of the holders of shares of any series of preferred stock which the Company may issue in the future. Subject to the foregoing, for as long as such stock is outstanding, the holders of common stock are entitled to receive ratably any dividends as may be declared by the Board of Directors out of funds legally available for dividends. Holders of common stock are entitled to one vote per share on any matter to be voted upon by stockholders. The amended and restated certificate of incorporation establishes a classified Board of Directors that is divided into three classes with staggered three years terms. Only the directors in one class will be subject to election at each annual meeting of stockholders, with the directors in other classes continuing for the remainder of their three year terms. Upon liquidation, dissolution or winding-up, the assets legally available for distribution to the Company’s stockholders would be distributable ratably among the holders of common stock and any participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock.
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
Common Stock Repurchases
The Board of Directors has approved programs for the Company to repurchase shares of its common stock. In August 2019, the Company’s Board of Directors authorized a one-year share repurchase program (the “August 2019 Program”) for the Company to repurchase up to $50.0 million of its common stock from August 2019 through August 2020. During the year ended December 31, 2020, the Company did not repurchase any shares of its common stock, and the program expired in August 2020.
Additionally, in February 2021, the Company’s Board of Directors authorized the 2021 Program for the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2021 Program at any time without prior notice.

12. Income Taxes
The components of the Company’s loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$44,237	$39,102	$26,813
Foreign	20,425	(2,705)	1,023
Total	$64,662	$36,397	$27,836

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$133	$(14)	$—
State	34	219	147
Foreign	642	342	390
Total current income tax expense	809	547	537
Deferred:
Federal	93	93	120
State	10	39	102
Foreign	(193)	(19)	(277)
Total deferred income tax expense (benefit)	(90)	113	(55)
Total	$719	$660	$482

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal tax	(21.00)%	(21.00)%	(21.00)%
State income tax, net of federal tax benefit	0.07%	0.70%	0.91%
Tax credits	(0.78)%	(2.20)%	(4.55)%
Stock-based compensation	4.31%	2.42%	0.44%
Foreign income taxes at other than U.S. rates	(2.15)%	(0.92)%	(0.85)%
Acquisition related costs	0.02%	0.43%	1.10%
Contingent consideration related to acquisitions	—%	2.35%	10.90%
162(m)	1.39%	3.73%	1.31%
GILTI Inclusion	—%	1.05%	—%
Other	0.44%	1.26%	1.69%
Tax Cuts and Jobs Act	—%	—%	—%
Valuation allowance, net	18.81%	13.96%	11.82%
Effective tax rate	1.11%	1.78%	1.77%

The Company recorded a provision for income taxes of $0.7 million, $0.7 million and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The provision for income taxes for the year ended December 31, 2020, 2019 and 2018 was primarily attributable to the impact of the indefinite lived deferred tax liabilities related to tax deductible goodwill, change in the geographical mix of earnings in foreign jurisdictions and state taxes.

As a result of meeting certain employment and capital investment actions under Section 10AA of the Indian Income Tax Act, the Company’s Indian subsidiary is wholly exempt from income tax for tax years beginning April 1, 2014 through March 31, 2019 and partially exempt from income tax for tax years beginning April 1, 2019 through March 31, 2024.
The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Credits and net operating loss carryforward	$116,119	$107,163
Accrued compensation	280	174
Deferred revenues	271	199
Stock-based compensation	5,638	6,819
Property and equipment	746	79
Purchased intangible assets	4,411	38
Operating lease	4,536	1,969
Other deferred tax assets	1,682	1,056
Total deferred tax assets	133,683	117,497
Valuation allowance	(121,927)	(107,161)
Deferred tax liabilities:
Basis difference on purchased intangible assets	2,969	3,308
Operating lease	3,683	1,297
Other deferred tax liabilities	5,157	7,668
Tax deductible goodwill	1,800	—
Total deferred tax liabilities	13,609	12,273
Net deferred tax liabilities	$(1,853)	$(1,937)

Other deferred tax assets and liabilities are primarily comprised of the tax effects of charitable contributions, allowance for credit losses, and other miscellaneous accruals. As of December 31, 2020 and 2019, the Company had gross deferred tax assets of $133.7 million and $117.5 million, respectively. The Company also had deferred tax liabilities of $13.6 million and $12.3 million as of December 31, 2020 and 2019, respectively. Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which is uncertain. Based on the available objective evidence, and historical operating performance, management believes that it is more likely than not that all U.S. and certain foreign deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset with a valuation allowance. The net valuation allowance increased by approximately $14.8 million and $11.9 million for the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, the Company had federal net operating loss carryforwards of approximately $287.3 million which will begin to expire in the year 2021. The Company had state net and foreign operating loss carryforwards of approximately $277.1 million and $50.2 million, respectively. As of December 31, 2020, the Company has research credit carryforwards for federal income tax purposes of approximately $16.7 million which will begin to expire in the year 2032. The Company also had state net research credit carryforwards for income tax purposes of approximately $19.3 million which can be carried forward indefinitely. The Company also had MAT credit carry forwards for Indian income tax purposes of approximately $0.7 million which will begin to expire in the year 2030.
A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefit - beginning balance	$8,840	$8,217	$7,527
Decreases for tax positions taken in prior years	—	—	(242)
Increases for tax positions taken in current year	420	623	932
Unrecognized tax benefit - ending balance	$9,260	$8,840	$8,217

The unrecognized tax benefits, if recognized, would not impact the Company's effective tax rate as the recognition of these tax benefits would be offset by changes in the Company's valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.
As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions. Due to the Company’s historical loss position, all tax years from inception through December 31, 2020 remain open due to unutilized net operating losses.
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

13. Net Income (Loss) per Share
Net Loss per Share Attributable to Common Stockholders
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net loss	$(65,381)	$(37,057)	$(28,318)

Weighted-average number of shares used to compute net loss per share, basic and diluted	90,412	91,163	93,676

Net loss per share, basic and diluted	$(0.72)	$(0.41)	$(0.30)

Basic and diluted net loss per share is the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options and ESPP	8,229	8,642	6,664
Restricted stock units	4,709	5,023	4,904
Shares related to convertible senior notes	11,521	11,521	11,521
	24,459	25,186	23,089

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
The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of December 31, 2020, the Company’s lease commitment of $5.4 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the consolidated financial statements.
All operating lease expense is recognized on a straight-line basis over the lease term. During the year ended December 31, 2020, the Company recognized $5.3 million in total lease costs, which is comprised of $4.4 million in operating lease costs for right-of-use assets and $0.9 million in short-term lease costs related to short-term operating leases.
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

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for operating lease liabilities	$3,940	$5,581
Right-of-use assets obtained in exchange for lease obligations	12,297	14,287

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2020	December 31, 2019
Operating right-of-use assets reported as:
Operating lease right-of-use assets	$16,222	$7,211

Operating lease liabilities reported as:
Other current liabilities	$3,650	$3,168
Other non-current liabilities	15,956	6,692
Total operating lease liabilities	$19,606	$9,860

Weighted average remaining lease term (in years)	7.2	3.9
Weighted average discount rate	5.8%	7.9%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2021	$4,636
2022	3,555
2023	3,459
2024	2,845
2025	2,241
2026 and thereafter	7,967
Total lease payments	$24,703

Less: Imputed Interest	(5,097)
Total	$19,606
15. Commitments and Contingencies
Purchase Obligations
The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $37.8 million as of December 31, 2020.

Some of our agreements with retailers include certain prepaid or guaranteed distribution fees which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these prepaid or guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. For example, in 2020, implementation with a retailer of one of the Company’s solutions resulted in slower than expected adoption due to a variety of factors, including the spread of COVID-19 and a dispute related to the retailer's failure to perform certain obligations under the agreement. In light of these factors, the Company was not able to meet the contractual minimum under such arrangement at the end of the applicable period, which was originally scheduled to end in October 2020. In order to resolve a disagreement regarding the parties' respective obligations under the agreement with respect to such applicable period, the Company recognized a loss of $8.8 million to settle such matter. This loss is included in cost of revenues on our consolidated statements of operations.
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
The Company believes that liabilities associated with any claims are remote, therefore the Company has not recorded any accrual for claims as of December 31, 2020 and 2019. The Company expenses legal fees in the period in which they are incurred.
16. Employee Benefit Plan
The Company maintains a defined-contribution plan in United States that is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year of continuous employment. The Company’s matching contribution expense was $2.2 million, $1.7 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
17. Concentrations

As of December 31, 2020 and 2019, there was no customer with an accounts receivable balance greater than 10% of total accounts receivable.

For the year ended December 31, 2020, there was no customer that accounted for revenues greater than 10% of revenues. For the year ended December 31, 2019, there was one customer that accounted for revenues greater than 10% of total revenues. For the year ended December 31, 2018, there was no customer that accounted for revenues greater than 10% of total revenues.
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

19. Selected Quarterly Financial Data (Unaudited)
The following tables set forth our quarterly unaudited consolidated statements of operations for each of the eight quarters in the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	Year Ended December 31, 2020				Year Ended December 31, 2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Revenues	$142,529	$121,116	$83,455	$98,787	$118,532	$114,830	$104,691	$98,107
Cost of revenues	92,469	73,603	50,731	61,111	72,219	70,458	64,106	56,823
Gross margin	50,060	47,513	32,724	37,676	46,313	44,372	40,585	41,284
Operating expenses:
Sales and marketing	31,124	24,555	23,814	25,034	27,541	24,310	23,870	25,523
Research and development	11,358	9,744	8,621	10,593	10,771	9,236	8,699	10,370
General and administrative	14,720	12,099	12,268	15,090	14,227	17,643	12,835	13,623
Change in fair value contingent consideration, net	14,446	1,562	3,766	460	519	999	(3,009)	3,062
Total operating expenses	71,648	47,960	48,469	51,177	53,058	52,188	42,395	52,578
Loss from operations	(21,588)	(447)	(15,745)	(13,501)	(6,745)	(7,816)	(1,810)	(11,294)
Interest expense	(3,691)	(3,646)	(3,610)	(3,574)	(3,539)	(3,507)	(3,470)	(3,439)
Other income (expense), net	432	(59)	187	580	1,009	1,175	1,508	1,531
Loss before income taxes	(24,847)	(4,152)	(19,168)	(16,495)	(9,275)	(10,148)	(3,772)	(13,202)
Provision for (benefit from) income taxes	458	66	(35)	230	285	215	134	26
Net loss	$(25,305)	$(4,218)	$(19,133)	$(16,725)	$(9,560)	$(10,363)	$(3,906)	$(13,228)

Net loss per share, basic and diluted	$(0.28)	$(0.05)	$(0.21)	$(0.19)	$(0.11)	$(0.12)	$(0.04)	$(0.14)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	91,300	90,585	90,112	89,638	89,123	88,789	92,558	94,263

20. Subsequent Events
In February 2021, the Company’s Board of Directors authorized the 2021 Program for the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2021 Program at any time without prior notice.
In February 2021, the Company entered into an Office Lease (“Lease”) with approximately 25,610 rentable square feet, for office facilities located in Salt Lake City, Utah. The lease term is approximately eight years with total lease payments of $6.7 million over the lease term.
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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our CEO and CFO concluded that as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting, as stated in their attestation report, which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.     Other Information.

None.

PART III
Item 10.     Directors, Executive Officers, and Corporate Governance
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.
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

1.Consolidated Financial Statements
Our consolidated financial statements are listed in the “Index To Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2.Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information has been provided in the consolidated financial statements or in the notes thereto of this Annual Report on Form 10-K.

3.Exhibits
The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	3/11/2016
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/6/2015
4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	2/25/2014
4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	1/31/2014
4.3	Indenture, dated November 17, 2017, between Quotient Technology, Inc. and U.S. Bank National Association	8-K	001-36331	4.1	11/17/2017
4.4	Form of 1.75% Convertible Senior Note due 2022 (included in Exhibit 4.3)	8-K	001-36331	4.1	11/17/2017
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36331	4.5	3/2/2020
10.1†	Form of Indemnification Agreement for directors and officers.	S-1/A	333-193692	10.1	2/14/2014
10.2†	2000 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.2	1/31/2014
10.3†	2006 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.3	1/31/2014
10.4†	2013 Equity Incentive Plan.	S-1	333-193692	10.4	1/31/2014
10.5†	Form of Restricted Stock Unit Agreement	10-Q	001-36331	10.6	11/8/2016
10.6†	Form of Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	001-36331	10.1	11/3/2017
10.7†	Form of Option Agreement for Employees	10-Q	001-36331	10.7	11/8/2016
10.8†	Form of Option Agreement for Non-Employee Directors	10-Q	001-36331	10.8	11/8/2016
10.9†	Notice of Grant of Restricted Stock Units for Employees	10-Q	001-36331	10.1	11/9/2018
10.10†	Notice of Grant of Restricted Stock Units for Non-Employee Directors – Initial Award	10-Q	001-36331	10.2	11/3/2017
10.11†	Notice of Grant of Restricted Stock Units for Non-Employee Directors – Annual Grant	10-Q	001-36331	10.3	11/3/2017
10.12†	Amended and Restated 2013 Employee Stock Purchase Plan, dated April 25, 2017	10-Q	001-36331	10.1	5/5/2017
10.13†	Executive Bonus Plan	S-1	333-193692	10.9	2/25/2014
10.14†	Employment Offer Letter between the Registrant and Mir Aamir, dated February 18, 2014.	S-1/A	333-193692	10.6	2/25/2014
10.15†	Mir Aamir Consulting Agreement, dated August 27, 2019	10-Q	001-36331	10.1	11/8/2019
10.16†	Offer Letter of Employment with Ronald J. Fior, dated July 25, 2016	10-Q	001-36331	10.2	11/8/2016
10.17†	Offer Letter of Employment with Scott Raskin, dated August 5, 2019	10-Q	001-36331	10.2	11/8/2019
10.18†	Offer Letter of Employment with Pam Strayer, dated October 31, 2019	10-K	001-36331	10.2	3/2/2020
10.19†	Transition Agreement, by and between the Registrant and Richard Hornstein, dated January 4, 2016.	10-K	001-36331	10.8	3/11/2016

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20†	Change of Control Severance Agreement with Steven R. Boal, dated August 2, 2016	10-Q	001-36331	10.3	11/8/2016
10.21†	Change of Control Severance Agreement with Mir Aamir, dated August 2, 2016	10-Q	001-36331	10.4	11/8/2016
10.22†	Change of Control Severance Agreement with Ronald J. Fior, dated August 2, 2016	10-Q	001-36331	10.1	8/9/2019
10.23†	Change of Control Severance Agreement with Jason Young, dated May 2, 2017	10-Q	001-36331	10.2	8/9/2019
10.24†	Change of Control Severance Agreement with Chad Summe, dated January 1, 2018	10-K	001-36331	10.21	2/27/2019
10.25†	Change of Control Severance Agreement with Scott Raskin, dated August 5, 2019	10-Q	001-36331	10.3	11/8/2019
10.26†	Change of Control Severance Agreement with Pam Strayer, dated November 11, 2019	10-K	001-36331	10.26	3/2/2020
10.27†	Form of Amendment to Change of Control	10-Q	001-36331	10.3	8/9/2019
10.28	Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, successor in interest to Divco West Real Estate Services, Inc., dated August 11, 2006.	S-1	333-193692	10.14	1/31/2014
10.29	Amendment No. 1 to Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, dated March 19, 2009.	S-1	333-193692	10.15	1/31/2014
10.30	Amendment No. 2 to Lease Agreement by and between the Registrant and 400 Logue LLC, dated February 25, 2015.	10-K	001-36331	10.15	3/19/2015
10.31	Amendment No. 3 to Lease Agreement by and between the Registrant and 400 Logue LLC, dated August 3, 2020.	10-Q	001-36331	10.1	8/5/2020
10.32	Office Lease Mountain View Technology Park by and between Registrant and BP MV Technology Park LLC., dated December 22, 2010.	S-1	333-193692	10.16	1/31/2014
10.33	Amendment No. 1 to Office Lease Mountain View Technology Park by and between Registrant and BP MV Technology Park LLC., dated May 31, 2012.	S-1	333-193692	10.17	1/31/2014
10.34	Amendment No. 2 to Office Lease Mountain View Technology Park by and between Registrant and GOOGLE INC. successor in interest to BP MV Technology Park LLC., dated July 1, 2016.	10-Q	333-193692	10.1	8/8/2016
10.35	Office Lease by and between Registrant and DW CAL 301 Howard LLC, dated February 12, 2020.	10-Q	001-36331	10.1	8/5/2020
10.36	Sublease Agreement, dated February 8, 2021 between Quotient Technology Inc. and sPower, LLC.	8-K	001-36331	10.1	2/10/2021
10.37	Agreement and Plan of Merger by and among Quotient Technology Inc., Carrot Merger Sub, Inc., Crisp Media, Inc., and Shareholder Representative Services LLC, as Securityholder Representative, dated May 2, 2017	10-Q	001-36331	10.1	8/4/2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.38	Purchase Agreement, dated as of November 14, 2017, Between Quotient Technology Inc. and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule I thereto	8-K	001-36331	10.1	11/17/2017
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (Included on the signature page to this report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X
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

Quotient Technology Inc.
Date: February 22, 2021	By:	/s/ Steven Boal
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

Name	Title	Date

/s/ Steven Boal	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2021
Steven Boal
/s/ Pamela Strayer	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2021
Pamela Strayer
/s/ Andrew J. Gessow	Director	February 22, 2021
Andrew J. Gessow
/s/ Lorraine Hariton	Director	February 22, 2021
Lorraine Hariton
/s/ Steve Horowitz	Director	February 22, 2021
Steve Horowitz
/s/ Robert McDonald	Director	February 22, 2021
Robert McDonald
/s/ Michelle McKenna	Director	February 22, 2021
Michelle McKenna
/s/ David Oppenheimer	Director	February 22, 2021
David Oppenheimer
/s/ Christy Wyatt	Director	February 22, 2021
Christy Wyatt