Form 10-Q
period 2021-03-31
Quotient Technology Inc.
filed 2021-05-10
CIK 1115128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 30, 2021, the registrant had 93,362,430 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.
INDEX
REPORT ON
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$241,086	$222,752
Accounts receivable, net of allowance for credit losses of $1,947 and $2,070 at March 31, 2021 and December 31, 2020, respectively	119,666	137,649
Prepaid expenses and other current assets	13,682	18,547
Total current assets	374,434	378,948
Property and equipment, net	17,980	17,268
Operating lease right-of-use assets	19,212	16,222
Intangible assets, net	37,439	44,898
Goodwill	128,427	128,427
Other assets	922	1,029
Total assets	$578,414	$586,792
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,089	$15,959
Accrued compensation and benefits	12,372	14,368
Other current liabilities	62,801	70,620
Deferred revenues	11,904	12,027
Contingent consideration related to acquisitions	29,739	8,524
Total current liabilities	125,905	121,498
Other non-current liabilities	20,072	18,314
Contingent consideration related to acquisitions	—	20,930
Convertible senior notes, net	180,015	177,168
Deferred tax liabilities	1,853	1,853
Total liabilities	327,845	339,763
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 93,331,906 and 91,743,302 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	715,301	698,333
Accumulated other comprehensive loss	(1,015)	(1,001)
Accumulated deficit	(463,718)	(450,304)
Total stockholders’ equity	250,569	247,029
Total liabilities and stockholders’ equity	$578,414	$586,792

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$115,316	$98,787
Cost of revenues	71,984	61,111
Gross Margin	43,332	37,676
Operating expenses:
Sales and marketing	27,365	25,034
Research and development	12,056	10,593
General and administrative	12,833	15,090
Change in fair value of contingent consideration	285	460
Total operating expenses	52,539	51,177
Loss from operations	(9,207)	(13,501)
Interest expense	(3,730)	(3,574)
Other income (expense), net	(228)	580
Loss before income taxes	(13,165)	(16,495)
Provision for income taxes	249	230
Net loss	$(13,414)	$(16,725)
Net loss per share, basic and diluted	$(0.15)	$(0.19)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	92,413	89,638

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(13,414)	$(16,725)
Other comprehensive income (loss):
Foreign currency translation adjustments	(14)	(233)
Comprehensive loss	$(13,428)	$(16,958)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Total stockholders' equity, beginning balances	$247,029	$285,222

Common stock and additional paid-in capital:
Beginning balances	$698,334	$671,061
Stock-based compensation	5,921	7,661
Exercise of employee stock options	13,070	468
Issuance of common stock for services provided	223	—
Payments for taxes related to net share settlement of equity awards	(2,246)	(2,312)
Ending balance	$715,302	$676,878

Accumulated other comprehensive loss:
Beginning balances	$(1,001)	$(916)
Other comprehensive loss	(14)	(233)
Ending balance	$(1,015)	$(1,149)

Accumulated deficit:
Beginning balances	$(450,304)	$(384,923)
Net loss	(13,414)	(16,725)
Ending balance	$(463,718)	$(401,648)

Total stockholders' equity, ending balances	$250,569	$274,081

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,414)	$(16,725)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,431	8,886
Stock-based compensation	5,844	7,526
Amortization of debt discount and issuance cost	2,846	2,698
Allowance (recovery) for credit losses	(143)	217
Deferred income taxes	249	230
Change in fair value of contingent consideration	285	460
Other non-cash expenses	958	726
Changes in operating assets and liabilities:
Accounts receivable	18,125	16,252
Prepaid expenses and other current assets	4,984	(128)
Accounts payable and other current liabilities	(16,761)	(9,111)
Payments for contingent consideration and bonuses	—	(15,418)
Accrued compensation and benefits	(1,771)	(5,694)
Deferred revenues	(123)	1,183
Net cash provided by (used in) operating activities	10,510	(8,898)

Cash flows from investing activities:
Purchases of property and equipment	(2,797)	(2,488)
Net cash used in investing activities	(2,797)	(2,488)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	13,070	468
Payments for taxes related to net share settlement of equity awards	(2,246)	(2,312)
Principal payments on promissory note and capital lease obligations	(163)	(82)
Payments for contingent consideration	—	(14,582)
Net cash provided by (used in) financing activities	10,661	(16,508)
Effect of exchange rates on cash and cash equivalents	(40)	(72)
Net increase (decrease) in cash and cash equivalents	18,334	(27,966)
Cash and cash equivalents at beginning of period	222,752	224,764
Cash and cash equivalents at end of period	$241,086	$196,798

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$60	$17
Cash paid for interest	$8	$2

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	$1,559	$439
Intangible asset acquisitions not yet paid	$1,250	$1,000
 See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Quotient Technology Inc. (together with its subsidiaries, the “Company”), is an industry leading digital media and promotions technology company that creates cohesive omnichannel brand-building and sales-driving marketing campaigns for consumer-packaged goods ("CPGs") companies and retailers throughout the path to purchase. These programs are delivered through its platforms across the Company’s broad network of digital properties to drive measurable sales results and customer loyalty. The Company's network includes the digital properties of retail partners and CPG customers, social media platforms, third-party properties, its flagship consumer brand Coupons.com properties and digital out-of-home ("DOOH") properties. This network provides the Company with proprietary and licensed data, including retailers’ in-store point-of-sale ("POS") shopper data, purchase intent and online behavior, location intelligence, and to deliver more valuable outcomes for CPGs, retailers, and consumers. Customers and partners use Quotient to leverage consumer data, and insights, consumers via digital channels, and integrate marketing and merchandising programs to drive measurable sales results.

2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2021 or for any other period. Certain prior period amounts on the condensed consolidated balance sheets have been reclassified to conform to the current period’s presentation.
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
The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s advertising business, and adversely impact the Company’s results of operations, even in light of mass vaccination efforts that are underway. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. The Company’s estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies an issuer's accounting for convertible debt instruments and its application of the derivatives scope exception for contracts in its own entity. The guidance eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. The standard is effective for the Company beginning January 1, 2022, and interim periods within that reporting period, early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on the condensed consolidated financial statements.
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
The Company’s media programs enable CPGs and retailers to distribute digital media to promote their brands and products on its retailers’ websites, and mobile applications, and through a network of affiliate publishers and non-publisher third parties that display its media offerings on their websites or mobile applications. Pricing for media campaigns is usually determined on a cost-per-impression, cost-per-click or cost-per-acquisition basis. The Company recognizes revenue each time a digital media ad is displayed or each time a user clicks on the media ad displayed on the Company’s websites, mobile applications or on third-party websites.

Digital promotion programs also include the Company’s Specialty Retail business, in which specialty stores including clothing, electronics, home improvement and many others offer coupon codes that we distribute. Each time a consumer makes a purchase using a coupon code delivered through our platform, we earn a distribution fee. The Company usually generates revenues when a consumer makes a purchase using a coupon code from its platform and completion of the order is reported to the Company. In the same period that the Company recognizes revenues for the delivery of coupon codes, it also estimates and records a reserve, based upon historical experience, to provide for end-user cancellations or product returns which may not be reported until a subsequent date.

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
For the three months ended March 31, 2021, the Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

Deferred Revenues
Deferred revenues primarily relate to cash received or billings to customers associated with promotion setup fees, promotion campaign fees and digital media fees that are expected to be recognized upon click, or delivery of media impressions, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The decrease in the deferred revenue balance for the three months ended March 31, 2021 is primarily driven by $7.4 million of recognized revenue, partially offset by cash payments received or due in advance of satisfying the Company’s performance obligations of $7.3 million.
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

	Three Months Ended March 31,
	2021	2020
Promotion	$69,614	$59,711
Media	45,702	39,076
Total Revenue	$115,316	$98,787

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

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,978	—	—	$104,978
Total	$104,978	$—	$—	$104,978
Liabilities:
Contingent consideration related to acquisitions	—	—	29,739	29,739
Total	$—	$—	$29,739	$29,739

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,964	—	—	$104,964
Total	$104,964	$—	$—	$104,964
Liabilities:
Contingent consideration related to acquisitions	—	—	29,454	29,454
Total	$—	$—	$29,454	$29,454

The valuation technique used to measure the fair value of money market funds includes using quoted prices in active markets. The money market funds have a fixed net asset value (NAV) of $1.0.
The contingent consideration relates to the acquisitions of MLW Squared Inc. (“Ahalogy”), Elevaate Ltd. (“Elevaate”) and Ubimo Ltd. (“Ubimo”). The fair values of contingent consideration are based on the expected achievement of certain revenue targets as defined under the acquisition agreements and were estimated using an option pricing method with significant inputs that are not observable in the market, thus classified as a Level 3 instrument. The inputs included the expected achievement of certain financial metrics over the contingent consideration period, volatility and discount rate. The fair value of the contingent consideration is classified as a liability and is re-measured each reporting period. Refer to Note 6 for further details related to the acquisitions.

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended March 31, 2021
	Ubimo	Elevaate
	Level 3	Level 3
Balance at the beginning of period	$20,930	$8,524
Change in fair value during the period	238	47
Total	$21,168	$8,571

	Three Months Ended March 31, 2020
	Ubimo	Elevaate	Ahalogy
	Level 3	Level 3	Level 3
Balance at the beginning of period	$5,686	$3,534	$27,000
Change in fair value during the period	293	167	—
Payments made during the period	—	—	(27,000)
Total	$5,979	$3,701	$—

The Company recorded a charge of $0.3 million during the three months ended March 31, 2021, and $0.5 million during the three months ended March 31, 2020, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying condensed consolidated statements of operations.

As of January 31, 2021, the date that Elevaate's contingent consideration period ended, Elevaate achieved certain financial metrics. Accordingly, the Company paid out $8.6 million during the second quarter of 2021.

During the three months ended March 31, 2020, the Company paid $27.0 million related to Ahalogy’s achievement of financial metrics subject to contingent consideration during the measurement period ending December 31, 2019, and as a result, no liability existed as of March 31, 2020. Out of the total consideration paid, $14.6 million was originally measured and recorded on the acquisition date and $12.4 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the condensed consolidated statements of operations.
Fair Value Measurements of Other Financial Instruments
As of March 31, 2021 and December 31, 2020, the fair value of the Company’s 1.75% convertible senior notes due 2022 was $220.5 million and $196.5 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

4. Allowance for Credit Losses
The summary of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at the beginning of period	$2,070	$2,021
Provision for expected credit losses	193	217
Write-offs charged against the allowance, net of recoveries	(316)	(195)
Balance at the end of period	$1,947	$2,043

5. Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Software	$47,228	$47,357
Computer equipment	24,268	23,912
Leasehold improvements	6,210	6,197
Furniture and fixtures	2,552	2,533
Total	80,258	79,999
Accumulated depreciation and amortization	(67,732)	(65,959)
Projects in process	5,454	3,228
Total property and equipment, net	$17,980	$17,268
Depreciation and amortization expense related to property and equipment was $2.0 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.
The Company capitalized internal use software development and enhancement costs of $2.3 million and $1.7 million during the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, the Company had $1.1 million and $0.7 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense, and recorded as cost of revenues. The unamortized capitalized development costs were $8.8 million and $8.6 million as of March 31, 2021 and December 31, 2020, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Payroll and related expenses	$4,044	$3,116
Commissions	3,819	7,247
Bonus	3,401	3,150
Vacation	1,108	855
Total accrued compensation and benefits	$12,372	$14,368

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Distribution fees	$30,591	$36,245
Traffic acquisition cost	4,988	9,756
Rebate liability	3,743	2,696
Operating lease liabilities	3,556	3,650
Prefunded liability	3,110	3,067
Liability related to purchased intangible asset	1,250	1,250
Interest payable	1,157	282
Marketing expenses	1,147	2,251
Other	13,259	11,423
Total other current liabilities	$62,801	$70,620

6. Acquisitions
Acquisition of Ubimo
On November 19, 2019, the Company acquired all outstanding shares of Ubimo, a leading data and media activation company.
The total preliminary acquisition consideration of $20.7 million consisted of $15.0 million in cash and contingent consideration of up to $24.8 million payable in cash with an estimated fair value of $5.7 million as of the acquisition date. The contingent consideration payout is based on Ubimo achieving certain financial metrics between the date of the acquisition through December 31, 2021. The acquisition date fair value was determined using an option pricing model. The fair value of the contingent consideration will be re-measured through earnings every reporting period. Refer to Note 3 for the fair value of contingent consideration at March 31, 2021.
Acquisition of Elevaate
On October 26, 2018, the Company acquired all the outstanding shares of Elevaate, a sponsored search company for retail partners and CPG brands.
The total preliminary acquisition consideration of $13.3 million consisted of $7.2 million in cash and contingent consideration of up to $18.5 million payable in cash with an estimated fair value of $6.1 million as of the acquisition date. The contingent consideration payout is based on Elevaate achieving certain financial metrics between February 1, 2019 through January 31, 2021. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration was re-measured every reporting period. As of January 31, 2021, the date that the contingent consideration period ended, Elevaate achieved certain financial metrics. Accordingly, the Company has recorded liabilities of $8.6 million in contingent consideration related to acquisitions and $0.4 million related to certain bonuses, in other current liabilities, on the accompanying consolidated balance sheets. Refer to Note 3 for the fair value of contingent consideration at March 31, 2021.

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
The total preliminary acquisition consideration of $36.4 million consisted of $21.8 million in cash and contingent consideration of up to $30.0 million payable in all cash with an estimated fair value of $14.6 million as of the acquisition date. The contingent consideration payout was based on Ahalogy achieving certain financial metrics between closing through December 31, 2019. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration was re-measured every reporting period. As of December 31, 2019, the date that the contingent consideration period ended, Ahalogy earned the full payout of the contingent consideration by achieving certain financial metrics. The Company paid out $30.0 million during the year ended December 31, 2020, of which $27.0 million related to contingent consideration and $3.0 million related to certain bonuses; and as a result, no liability existed as of December 31, 2020. Of the total $30.0 million that was paid, $14.6 million was classified within financing activity and the remaining $15.4 million was classified within operating activity on the Company’s consolidated statements of cash flows.
Each of these acquisitions were accounted for as a business combination. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date when control was obtained. The Company expensed all transaction costs in the period in which they were incurred. The Company acquired various intangible assets resulting from these acquisitions, such as, customer relationships, vendor relationships, developed technologies and trade names. The fair value of the customer relationships was determined by using a discounted cash flow model. The fair value of the vendor relationships was determined by using a cost approach. The fair value of developed technologies was determined by using the relief from royalty method or the with-and-without method. The fair value of trade names was determined by using the relief from royalty method. The excess of the consideration paid over the fair value of the net tangible assets and liabilities and identifiable intangible assets acquired is recorded as goodwill. The goodwill arising from the acquisitions are largely attributable to the synergies expected to be realized. None of the goodwill recorded from these acquisitions will be deductible for income tax purposes.
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
The following table summarizes the preliminary acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	(1) Acquisition Related Expenses
Ubimo	$20,740	$384	$10,750	$9,606	Not Deductible	$579
Elevaate	13,346	(60)	3,781	9,625	Not Deductible	549
SavingStar	7,485	(1,126)	2,577	6,034	Not Deductible	556
Ahalogy	36,432	2,196	11,580	22,656	Not Deductible	684
	$78,003	$1,394	$28,688	$47,921		$2,368

(1)Expensed as general and administrative
The following sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Ubimo	Estimated Useful Life (in Years)	Elevaate	Estimated Useful Life (in Years)	SavingStar	Estimated Useful Life (in Years)	Ahalogy	Estimated Useful Life (in Years)
Developed technologies	$7,100	4.0	$3,307	5.0	$1,476	3.0	$3,100	4.0
Customer relationships	3,400	2.0	379	5.0	1,040	3.0	6,210	6.0
Trade names	250	4.0	95	3.0	61	1.5	650	4.0
Vendor relationships	—	—	—	—	—	—	1,620	2.0
Total identifiable intangible assets	$10,750		$3,781		$2,577		$11,580

7. Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	March 31, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,934	$(28,241)	$7,693	1.3
Promotion service rights	33,566	(19,394)	14,172	1.6
Developed technologies	27,170	(19,624)	7,546	2.3
Customer relationships	22,690	(16,971)	5,719	2.6
Data access rights	10,801	(9,015)	1,786	0.8
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,709)	114	0.8
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(918)	57	1.6
Registered users	420	(420)	—	0.0
	$142,837	$(105,398)	$37,439	1.8

	December 31, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,934	$(25,688)	$10,246	1.4
Promotion service rights	33,566	(17,234)	16,332	1.9
Developed technologies	27,170	(18,511)	8,659	2.5
Customer relationships	22,690	(16,105)	6,585	2.7
Data access rights	10,801	(8,420)	2,381	1.0
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,546)	277	0.6
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(909)	66	1.8
Registered users	420	(420)	—	0.0
	$142,837	$(97,939)	$44,898	2.0

As of March 31, 2021 and December 31, 2020, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.
Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $7.4 million and $7.3 million during the three months ended March 31, 2021 and 2020, respectively. Estimated future amortization expense related to intangible assets as of March 31, 2021 is as follows (in thousands):

Total
2021, remaining nine months	$17,752
2022	15,193
2023	3,583
2024	559
2025	—
2026 and beyond	—
Total estimated amortization expense	$37,087

As of March 31, 2021, the Company performed an analysis of the impact of recent events, including business and market disruption caused by COVID-19, on the fair values of its intangible assets, and determined that an impairment does not exist. However, there can be no assurances that intangible assets will not be impaired in future periods and the Company will continue to monitor the operating results, cash flow forecasts and challenges from declines in current market conditions, as well as impacts of COVID-19 for these intangible assets.

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
The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

	March 31, 2021	December 31, 2020
Principal	$200,000	$200,000
Unamortized debt discount	(18,432)	(21,046)
Unamortized debt issuance costs	(1,553)	(1,786)
Net carrying amount of the liability component	$180,015	$177,168

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the condensed consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of March 31, 2021 and December 31, 2020.
The following table sets forth the interest expense related to the notes recognized in interest expense on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$875	$875
Amortization of debt discount	2,614	2,467
Amortization of debt issuance costs	232	231
Total interest expense related to the Notes	$3,721	$3,573

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
Stock Options
The fair value of each option was estimated using the Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Three Months Ended March 31,
	2021	2020
Expected life (in years)	—	6.02
Risk-free interest rate	—	0.96%
Volatility	—	50%
Dividend yield	—	—

There were no option grants during the three months ended March 31, 2021. The weighted-average grant date fair value of options was $4.26 during the three months ended March 31, 2020.

Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.
On March 1, 2021, (“Grant Date”), the Company granted a total of 938,831 performance-based restricted stock units (“PSU Awards”), under the 2013 Equity Incentive Plan, to certain executive leaders with a grant date fair value of $13.28. The PSU Award represents the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. The PSU Awards will vest in three years subject to the achievement of certain operating performance goals, stock performance goals and continued employment. The fair value of the PSU Award was measured using a Monte Carlo simulation. During the three months ended March 31, 2021, the expense recognized in its consolidated financial statements related to the PSU Awards was $0.3 million.
A summary of the Company’s stock option and RSU, including PSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	8,467,143	4,708,854	$9.09	8,160,221	$11.21	5.03	$7,100
Increase in shares authorized	3,669,732	—	—	—	—	—	—
Options granted	—	—	—	—	—	—	—
Options exercised	—	—	—	(1,232,278)	$10.61	—	$3,710
Options canceled or expired	—	—	—	—	—	—	—
RSUs granted	(1,515,024)	1,515,024	$13.30	—	—	—	—
RSUs vested	—	(547,164)	$9.76	—	—	—	—
RSUs canceled or expired	241,408	(241,408)	$9.37	—	—	—	—
RSUs vested and withheld for taxes	190,838	—	—	—	—	—	—
Balance as of March 31, 2021	11,054,097	5,435,306	$10.18	6,927,943	$11.32	5.62	$41,739
Vested and exercisable as of March 31, 2021				4,966,818	$12.38	4.48	$26,579

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.
The aggregate total fair value of options vested was $1.4 million in each respective period during the three months ended March 31, 2021 and 2020.
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

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended March 31,
	2021	2020
Expected life (in years)	0.5	0.5
Risk-free interest rate	0.12%	1.59%
Volatility	60%	55%
Dividend yield	—	—

As of March 31, 2021, a total of 1,924,414 shares of common stock were issued under the ESPP since inception of the plan. As of March 31, 2021, a total of 2,075,586 shares are available for issuance under the ESPP.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$423	$435
Sales and marketing	1,255	1,402
Research and development	972	881
General and administrative	3,194	4,808
Total stock-based compensation expense	$5,844	$7,526

As of March 31, 2021, there was $60.6 million of unrecognized stock-based compensation expense, of which $8.0 million is related to stock options and ESPP shares, and $52.6 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of March 31, 2021 will be amortized over a weighted-average period of 2.44 years. The total unrecognized stock-based compensation expense related to RSUs as of March 31, 2021 will be amortized over a weighted-average period of 3.02 years.
During the three months ended March 31, 2021 and 2020, the Company capitalized $0.1 million, in each respective period, of stock-based compensation expense in projects in process as part of property and equipment, net on the accompanying condensed consolidated balance sheets.

10. Common Stock Repurchase Programs
The Board of Directors has approved programs for the Company to repurchase shares of its common stock. In February 2021, the Company’s Board of Directors authorized a one year share repurchase program (the “2021 Program”) for the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2021 Program at any time without prior notice. During the three months ended March 31, 2021, the Company did not repurchase any shares of its common stock. As of March 31, 2021, $50.0 million remains available for future share repurchases under the 2021 Program.
11. Income Taxes
The Company recorded a provision for income taxes of $0.2 million for each respective period during the three months ended March 31, 2021 and 2020. The provision for income taxes was primarily attributable to the Company’s foreign operations, federal and state taxes, and amortization of tax deductible goodwill from prior acquisitions.

12. Net Loss Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(13,414)	$(16,725)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	92,413	89,638

Net loss per share, basic and diluted	$(0.15)	$(0.19)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three
	Months Ended March 31,
	2021	2020
Stock options and ESPP	7,127	9,424
Restricted stock units	5,435	5,403
Shares related to convertible senior notes	11,521	11,521
	24,083	26,348

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

The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of March 31, 2021, the Company’s lease commitment of $5.4 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's condensed consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.

All operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2021 and 2020, the Company recognized $1.5 million in total lease costs, which is comprised of $1.3 million in operating lease costs for right-of-use assets and $0.2 million in short-term lease costs related to short-term operating leases.

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

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for operating lease liabilities	$950	$974
Right-of-use assets obtained in exchange for lease obligations	3,942	—

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2021	December 31, 2020
Operating right-of-use assets reported as:
Operating lease right-of-use assets	$19,212	$16,222

Operating lease liabilities reported as:
Other current liabilities	$3,556	$3,650
Other non-current liabilities	19,369	15,956
Total operating lease liabilities	$22,925	$19,606

Weighted average remaining lease term (in years)	7.4	7.2
Weighted average discount rate	5.4%	5.8%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2021, remaining nine months	$3,498
2022	4,079
2023	4,147
2024	3,555
2025	2,974
2026 and thereafter	10,645
Total lease payments	$28,898

Less: Imputed Interest	(5,973)
Total	$22,925

14. Commitments and Contingencies
Purchase Obligations
The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $45.8 million as of March 31, 2021.
Some of our agreements with retailers include certain prepaid or guaranteed distribution fees which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these prepaid or guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. For example, in 2020, implementation with a retailer of one of the Company’s solutions resulted in slower than expected adoption due to a variety of factors, including the spread of COVID-19 and a dispute related to the retailer's failure to perform certain obligations under the agreement. In light of these factors, the Company was not able to meet the contractual minimum under such arrangement at the end of the applicable period, which was originally scheduled to end in October 2020. In order to resolve a disagreement regarding the parties' respective obligations under the agreement with respect to such applicable period, the Company recognized a loss of $8.8 million during the year ended December 31, 2020, to settle such matter. This loss was included in cost of revenues on our consolidated statements of operations.
Indemnification
In the normal course of business, to facilitate transactions related to the Company’s operations, the Company indemnifies certain parties, including CPGs, advertising agencies, retailers and other third parties. The Company has agreed to hold certain parties harmless against losses arising from claims of intellectual property infringement or other liabilities relating to or arising from our products or services, or other contractual infringement. The term of these indemnity provisions generally survive termination or expiration of the applicable agreement. To date, the Company has not recorded any reserves related to these agreements. We also have entered into indemnification agreements with our officers and directors, and our Amended and Restated Bylaws also contain provisions relating to circumstances under which the Company may indemnify certain other parties.
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

The Company believes that liabilities associated with existing claims are remote, therefore the Company has not recorded any accrual for existing claims as of March 31, 2021 and December 31, 2020. The Company expenses legal fees in the period in which they are incurred.

15. Employee Benefit Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year of continuous employment. The Company’s matching contribution expense was $0.7 million in each respective period during the three months ended March 31, 2021 and 2020.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed on February 23, 2021 with the SEC. In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties, including statements related to the potential impact of the COVID-19 pandemic on our business and operations. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences are described in “Risk Factors” set forth in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q.

Overview
Quotient Technology Inc. is an industry leading digital media and promotions technology company that creates cohesive omnichannel brand-building and sales-driving marketing campaigns for consumer-packaged goods (“CPGs") companies and retailers throughout the path to purchase. These programs are delivered through our platforms across our broad network of digital properties to drive measurable sales and customer loyalty. Our network includes the digital properties of our retail partners and CPG customers, social media platforms, third-party properties, our flagship consumer brand Coupons.com properties and digital out-of-home ("DOOH") properties. This network provides Quotient with proprietary and licensed data, including retailers’ in-store point-of-sale (“POS”) shopper data, purchase intent and online behavior, location intelligence, to deliver more valuable outcomes for CPGs, retailers, and consumers. Customers and partners use Quotient to leverage consumer data and insights, consumers via digital channels, integrate marketing and merchandising programs, and to drive measurable sales results.
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
We provide value to three constituencies: over 2,000 brands from approximately 800 CPGs; retail partners across multiple classes of trade such as grocery retailers, drug, mass merchant, dollar, club, and convenience merchandise channels; and consumers visiting our websites, mobile properties and social channels within our network.
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

Seasonality
Some of our products experience seasonal sales and buying patterns mirroring those in the CPG, retail, advertising, and eCommerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of our fiscal year. Seasonality may also be affected by CPG annual budget cycles, as some large CPGs have fiscal years ending in June. We believe that this seasonality pattern has affected, and will continue to affect, our business and the associated revenues during the first half and second half of our fiscal year. We recognized 59%, 54% and 54% of our annual revenue during the second half of 2020, 2019 and 2018, respectively. We believe the first half of 2020 results were negatively impacted by the COVID-19 pandemic, resulting in a higher percentage of revenues in our second half of the year than we have experienced in the past.
Impact of COVID-19

We are cognizant of the COVID-19 pandemic and the resulting global implications. In an effort to protect the health and safety of our employees, our workforce has had, and continues in most instances, to spend a significant amount of time working remotely and travel has been severely curtailed. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, some of which have been subsequently rescinded or modified, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, even though mass vaccination efforts have been undertaken throughout the United States and, to varying extents, in other countries. While we observed revenue growth during the first quarter, we cannot estimate the impact COVID-19 will have in the future as government entities and businesses make decisions about whether and when to open businesses and what impact these decisions will have on consumer activity across the globe, especially as it remains uncertain how strong or lasting the impact of the vaccinations will be.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. If CPGs, retailers and brands pause, delay, or cancel campaigns due to the uncertainty, supply-chain disruption, and consumer purchasing behavior changes caused by COVID-19, such as we experienced during the first half of the prior year, there may be an adverse impact on our promotion and media revenues and associated growth. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

First Quarter 2021 Overview
Quarterly revenues of $115.3 million in the first quarter of 2021 increased by $16.5 million, or 17%, as compared to the same period in 2020. The year over year increase in our quarterly revenues was primarily due an increase in revenues from digital promotion campaigns as well as growth in media revenue as a result of an increase in our media product offerings.

Our net loss of $13.4 million in the first quarter of 2021 decreased by $3.3 million, as compared to the net loss of $16.7 million in the same period in 2020. The year over year decrease in our quarterly net loss was primarily due an increase in revenues as discussed previously and due to the benefit of non-recurring restructuring costs recorded in the first quarter of 2020 related to severance for certain executive management changes, a decrease in the changes in fair value of contingent consideration, and a decrease in interest income as a result of the decrease in interest rates. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.
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
Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense, income taxes, other (income) expense net, change in fair value of contingent consideration, certain acquisition related costs, and restructuring charges. We exclude certain items because we believe that these costs (benefits) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to contribute to a meaningful evaluation of our current or past operating performance.
Net loss and Adjusted EBITDA for each of the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(13,414)	$(16,725)
Adjusted EBITDA	6,835	5,079

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
•Adjusted EBITDA also does not include the effects of stock-based compensation, amortization of acquired intangible assets, change in fair value of contingent consideration, interest expense, other (income) expense, net, provision for income taxes, certain acquisition related costs, and restructuring charges; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(13,414)	$(16,725)
Adjustments:
Stock-based compensation	5,844	7,526
Depreciation and amortization	9,431	8,885
Acquisition related costs and other (1)	482	1,709
Change in fair value of contingent consideration	285	460
Interest expense	3,730	3,574
Other (income) expense, net	228	(580)
Provision for income taxes	249	230
Total adjustments	$20,249	$21,804

Adjusted EBITDA	$6,835	$5,079

(1)The three months ended March 31, 2021, include no other costs. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period and diligence, accounting, and legal expenses incurred related to certain acquisitions. For the three months ended March 31, 2020, other includes restructuring charges of $1.5 million. Restructuring charges relate to severance for certain executive management changes and impacted employees.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
(in thousands, except percentages)	2021		2020
Revenues	$115,316	100.0%	$98,787	100.0%
Cost of revenues	71,984	62.4%	61,111	61.9%
Gross Margin	43,332	37.6%	37,676	38.1%
Operating expenses:
Sales and marketing	27,365	23.7%	25,034	25.3%
Research and development	12,056	10.5%	10,593	10.7%
General and administrative	12,833	11.1%	15,090	15.3%
Change in fair value of contingent consideration	285	0.2%	460	0.5%
Total operating expenses	52,539	45.5%	51,177	51.8%
Loss from operations	(9,207)	(8.0)%	(13,501)	(13.7)%
Interest expense	(3,730)	(3.2)%	(3,574)	(3.6)%
Other income (expense), net	(228)	(0.2)%	580	0.6%
Loss before income taxes	(13,165)	(11.4)%	(16,495)	(16.7)%
Provision for income taxes	249	—%	230	0.2%
Net loss	$(13,414)	(11.6)%	$(16,725)	(16.9)%
Disaggregated Revenue
The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Promotion	$69,614	$59,711	$9,903	17%
Media	45,702	39,076	6,626	17%
Total Revenue	$115,316	$98,787	$16,529	17%
Comparison of the Three months ended March 31, 2021 and 2020
Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Revenues	$115,316	$98,787	$16,529	17%

Revenues for the three months ended March 31, 2021 increased by $16.5 million, or 17%, as compared to the same period in 2020. The increase was primarily due to growth in promotion revenue as brands increase spend on our platform, and media revenue as a result of an increase in our media product offerings, partially offset by a decrease in media revenues related to a portion of the media business we exited during prior year. Revenues from digital promotion and media campaigns were 60% and 40%, respectively, of total revenues for the three months ended March 31, 2021, as compared to 60% and 40%, respectively, of total revenues during the same period in 2020.
Cost of Revenues and Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Cost of revenues	$71,984	$61,111	$10,873	18%
Gross profit	$43,332	$37,676	$5,656	15%
Gross margin	38%	38%

Cost of revenues for the three months ended March 31, 2021 increased by $10.9 million, or 18%, as compared to the same period in 2020. The increase was primarily due a net increase of $10.6 million in distribution fees paid to our partners for media and promotion revenues delivered through their platforms, offset by a decrease in data and traffic acquisition costs for offsite media on non-owned-and-operated properties, an increase in compensation costs of $0.6 million, and an increase in amortization expense of $0.3 million related to acquired intangible assets, partially offset by a decrease in overhead expenses of $0.6 million related to facilities and infrastructure support.

Gross margin for the three months ended March 31, 2021 remained flat at 38%, compared to the same period in 2020, primarily due to an increase in our digital paperless solutions, partially offset by an increase in distribution fees paid to our partners for media and promotions revenues delivered through their platform, and an increase in amortization expense related to acquired intangible assets.

We expect the costs associated with distribution and third-party service fees to continue to increase in absolute dollars in the future as we continue to expand and scale our distribution network and reach.
Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Sales and marketing	$27,365	$25,034	$2,331	9%
Percent of revenues	24%	25%

Sales and marketing expenses consist primarily of compensation, including salaries and benefits, sales commissions and stock-based compensation provided to our sales and marketing personnel, as well as facility costs and other related overhead costs; marketing programs; amortization of acquired intangibles; and travel costs.

Sales and marketing expenses for the three months ended March 31, 2021 increased by $2.3 million, as compared to the same period in 2020. The increase was primarily the result of an increase in compensation costs of $4.1 million related to hiring additional employees to support our growth and business objectives, partially offset by reduced spending in travel and entertainment costs of $1.3 million and a decrease in restructuring charges of $0.5 million.
We expect to invest in sales and marketing in order to support our growth and business objectives.
Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Research and development	$12,056	$10,593	$1,463	14%
Percent of revenues	10%	11%

Research and development expenses consist primarily of compensation, including salaries, bonuses and benefits, and stock-based compensation provided to our engineering personnel, as well as facility costs and other related overhead costs; costs related to development of new products and the enhancement of existing products; and fees for design, testing, consulting, and other related services.

Research and development expenses for the three months ended March 31, 2021 increased by $1.5 million, or 14%, as compared to the same period in 2020. The increase was primarily due to an increase in compensation of $1.6 million related to hiring additional employees to support our growth and business objectives and a decrease in capitalization of internal use software development costs of $0.3 million, partially offset by a decrease in restructuring charges of $0.3 million and a decrease in overhead expenses related to facilities and infrastructure support of $0.1 million.
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
General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
General and administrative	$12,833	$15,090	$(2,257)	(15)%
Percent of revenues	11%	15%

General and administrative expenses consist primarily of compensation, including salaries, bonuses and benefits, and stock-based compensation provided to our executives, finance, legal, human resource and administrative personnel, as well as facility costs and other related overhead costs; and fees paid for professional services, including legal, tax, accounting services, and other related services.

General and administrative expenses for the three months ended March 31, 2021 decreased by $2.3 million, or 15%, as compared to the same period in 2020. The decrease was primarily due to a decrease in compensation costs, including stock-based compensation of $1.1 million, a decrease in other administrative expenses of $0.7 million, a decrease in restructuring charges of $0.6 million, and a decrease in professional service fees of $0.2 million, partially offset by an increase in acquisition related charges of $0.3 million.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure and we intend to balance our investment in corporate infrastructure with our continued operational and cost optimization efforts.
Change in Fair Value of Contingent Consideration

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Change in fair value of contingent consideration	$285	$460	$(175)	(38)%
Percent of revenues	—%	—%

During the three months ended March 31, 2021, we recorded a net charge of $0.3 million related to the re-measurement of contingent consideration associated with both Ubimo and Elevaate, due to the increase in expected achievement of certain financial metrics over the contingent consideration period. During the three months ended March 31, 2020, we recorded a net charge of $0.5 million related to the re-measurement of contingent consideration associated with both Ubimo and Elevaate, due to the increase in expected achievement of certain financial metrics over the contingent consideration period.
Interest Expense and Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Interest expense	$(3,730)	$(3,574)	(156)	4%
Other income (expense), net	(228)	580	(808)	(139)%
	$(3,958)	$(2,994)	$(964)	32%
 Interest expense is primarily related to the convertible senior notes, promissory note and finance lease obligations.
Other income (expense), net consists primarily of interest income on U.S. Treasury Bills held as cash equivalents. The decrease in other income (expense), net during the three months ended March 31, 2021, as compared to the same period in 2020, was due to lower interest income earned on U.S. Treasury Bills held as cash equivalents, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.
Provision for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Provision for income taxes	$249	$230	$19	8%

The provision for income taxes of $0.2 million for each respective period during the three months ended March 31, 2021 and 2020 was primarily attributable to our foreign operations, federal and state taxes, and amortization of tax-deductible goodwill from prior acquisitions.

Liquidity and Capital Resources
We have financed our operations and capital expenditures through cash flows from operation and the issuance of convertible senior notes. As of March 31, 2021, our principal source of liquidity were cash and cash equivalents of $241.1 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds.
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
Our Board of Directors has approved programs for the Company to repurchase shares of its common stock. In February 2021, the Company’s Board of Directors authorized a one year share repurchase program (the “2021 Program”) for the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2021 Program at any time without prior notice. During the three months ended March 31, 2021, the Company did not repurchase any shares of its common stock. As of March 31, 2021, $50.0 million remains available for future share repurchases under the 2021 Program.
Some of our agreements with retailers include certain prepaid or guaranteed distribution fees which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these prepaid or guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. For example, in 2020, implementation with a retailer of one of the Company’s solutions resulted in slower than expected adoption due to a variety of factors, including the spread of COVID-19 and a dispute related to the retailer's failure to perform certain obligations under the agreement. In light of these factors, the Company was not able to meet the contractual minimum under such arrangement at the end of the applicable period, which was originally scheduled to end in October 2020. In order to resolve a disagreement regarding the parties' respective obligations under the agreement with respect to such applicable period, the Company recognized a loss of $8.8 million during the year ended December 31, 2020, to settle such matter. This loss was included in cost of revenues on our consolidated statements of operations.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$10,510	$(8,898)
Net cash used in investing activities	(2,797)	(2,488)
Net cash provided by (used in) financing activities	10,661	(16,508)
Effect of exchange rates on cash and cash equivalents	(40)	(72)
Net increase (decrease) in cash and cash equivalents	$18,334	$(27,966)

Operating Activities
Cash from operating activities relate to our net income or loss for the period adjusted for net non-cash income or expenses and changes in our operating assets and liabilities.
During the three months ended March 31, 2021, net cash provided by operating activities of $10.5 million reflects our net loss of $13.4 million, adjusted for net non-cash expenses of $19.5 million, and cash provided as a result of changes in working capital of $4.4 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, allowance for credit losses, deferred income taxes, change in fair value of contingent consideration, and other non-cash expenses, including amortization of right-of-use asset and loss on disposal of property and equipment. The primary sources of cash from working capital items included a decrease in accounts receivable of $18.1 million and a decrease in prepaid expenses and other current assets of $5.0 million, partially offset by a decrease in accounts payable and other current liabilities of $16.8 million, a decrease in accrued compensation and benefits of $1.8 million and a decrease in deferred revenues of $0.1 million.
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
During the three months ended March 31, 2021, net cash used in investing activities of $2.8 million reflects purchases of property and equipment, which includes capitalized software development costs, and technology hardware and software to support our growth.
Financing Activities
Our financing activities consisted primarily of payments made for shares withheld to cover payroll withholding taxes and the issuance of shares of common stock upon the exercise of stock options.
During the three months ended March 31, 2021, net cash provided by financing activities of $10.7 million reflects $13.1 million, net, in proceeds received from exercises of stock options under equity incentive plans, ESPP, and other, partially offset by payments made for shares withheld to cover the required payroll withholding taxes of $2.2 million, and payments on promissory note and finance lease obligations of $0.2 million.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2021.
Contractual Obligations and Commitments
Refer to Note 14 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three months ended March 31, 2021 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 23, 2021 with the SEC.
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

There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 23, 2021 with the SEC.
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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2021, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 23, 2021 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our chief executive officer (“CEO”) and our chief financial officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our revenue and business will be negatively affected if we fail to retain and expand, or renew on substantially the same terms, our relationships with retailers and obtain retailer commitment and support for our platforms.
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
•The effects of health epidemics, including the COVID-19 pandemic, have had, and may continue to have, an adverse impact on our business, operations and the markets and communities in which we and our partners operate, even in light of the mass vaccination efforts that are underway. The loss or decrease in spending of any significant customer could materially and adversely affect our results of operations and financial condition.
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
•Our ability to generate revenue and properly capture the occurrence of certain revenue-generating events depends on the collection, reliability, and use of significant amounts of data from various sources, which may be restricted by consumer choice, restrictions imposed by retailers, publishers and browsers or other software developers, changes in technology, and new developments in laws, regulations and industry requirements or standards.
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
•Some of our solutions contain open-source software, which may pose particular risks to our proprietary software and solutions.

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
We have incurred net losses of $65.4 million and $37.1 million in 2020 and 2019, respectively, and incurred net losses of $13.4 million for the three months ended March 31, 2021. We have an accumulated deficit of $463.7 million as of March 31, 2021. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:
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
•capitalize on the shift from offline to digital marketing and growth in eCommerce;
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
•successfully integrate our newly acquired companies into our business;;
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
The success and scale of our platforms depend on our strategic relationships with retailers and the level of retailer commitment and support for our platforms. If we do not maintain and expand these relationships, if we do not renew these relationships on at least substantially similar terms as were in place immediately prior to renewal, or if we do not add new retailers to our platforms, our business will be negatively affected.
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
The success of our platforms also depends in part on our use of consumer sales data provided by retailers, our access to retailer’s consumer channels, and the national scale and reach of our retailer network. If we fail to secure, or are found to be in violation of the terms of, such data, access and scale, we could lose access to retailer data and our platforms would be less valuable to CPGs and other business partners. If we do not renew our retailer agreements on at least substantially similar terms as were in place immediately prior to renewal, if we lose a retailer, or if we fail to add new retailers on our platforms, our business, revenue and growth would be negatively affected.
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
Some of our agreements with retailers include certain prepaid or guaranteed distribution fees, which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these prepaid or guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We consider various factors in our assessment of whether these prepaid or guaranteed distribution fees may not be recoverable, including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenue, and associated revenue share payments. For example, in 2020, implementation with a retailer of one of the Company’s solutions resulted in slower than expected adoption due to a variety of factors, including the spread of COVID-19 and a dispute related to the retailer's failure to perform certain obligations under the agreement. In light of these factors, we were not able to meet the contractual minimum under such arrangement at the end of the applicable period, which was originally scheduled to end in October 2020. In order to resolve a disagreement regarding the parties' respective obligations under the agreement with respect to such applicable period, we recognized a loss of $8.8 million during the year ended December 31, 2020, to settle such matter. It is possible that we will not be able to meet future contractual minimums of this agreement or other agreements in the future, which could have an adverse impact on our business.
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
•the impact of litigation involving us, our industry or both, including investigations by regulators or claims made by our competitors or other third parties;
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
We must continue to maintain and expand the use by consumers of digital promotions in order to increase the attractiveness of our platforms to CPGs and retailers and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of relevant and high-quality digital promotions, or that the usage of digital promotions is easy and convenient through our platforms, we may not be able to attract or retain consumers. In addition, as consumer behavior in accessing digital promotions changes and new distribution channels emerge, if we do not successfully respond and do not develop products or solutions that are widely accepted, we may be unable to retain consumers or attract new consumers and as a result our business may suffer. We also depend on our retail partners to devote sufficient time, resources or funds to the promotion of our platforms and marketing of our digital promotions to consumers. If we are unable to maintain and expand the use by consumers of digital promotions on our platforms and consumer properties, as well as the digital properties and channels of retailers and other publishers in our network, or if we do not do so to a greater extent than our competitors, CPGs may find that offering digital promotions on our platforms do not reach consumers with the scale and effectiveness that is compelling to them. Likewise, if retailers find that use of our platforms does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, then the revenues we generate may not increase to the extent we expect or may decrease. Any of these could harm our business. Additionally, consumer shopping behavior has changed dramatically in response to the COVID-19 pandemic. For instance, shoppers continue to minimize shopping trips, rely on online grocery shopping, change buying habits as their lifestyles were impacted by state and local orders and social distancing. If consumers decide not to use our products that involve paper as a result of the COVID-19 pandemic and do not find our purely digital products compelling, our business could be harmed.
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
•scale and reach of a company's retailer network;
•scale and reach of a company's targetable audience data;
•ability to attract consumers to a company's platform;
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
•breadth, quality and relevance of a company's solutions;
•ability to deliver high quality and increasing number of digital promotions that are widely available and easy to use in consumers’ preferred form;
•brand recognition and reputation; and
•ability to recruit, retain and train employees.
We are subject to competition from large, well-established companies which have significantly greater financial, marketing and other resources than we do and have offerings that compete with our platforms or may choose to offer digital promotions and media and audiences as an add-on to their core business on their own or in partnership with one of our competitors that would directly compete with ours. Many of our larger actual and potential competitors have the resources to significantly change the nature of the digital promotions industry to their advantage, which could materially disadvantage us. For example, Alphabet Inc. and Facebook, Inc., retailers such as Kroger, online retailers such as Amazon have highly trafficked industry platforms which they have leveraged, or could leverage, to distribute digital promotions and media that could negatively affect our business. In addition, these potential competitors may have greater access to first-party data, be able to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to attract more consumers and, as a result, more CPGs and retailers, or generate revenues more effectively than we do. Our competitors may offer digital promotions or targeted media campaigns that are similar to the digital promotions and targeted media campaigns we offer or that achieve greater market acceptance than those we offer. We may also face claims or lawsuits from our competitors.

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
We also directly compete with retailers who develop and manage digital advertising or data products in-house, such as The Kroger Company with its wholly owned subsidiary of 84.51°. Many retailers market and offer their own digital advertising solutions, including retailer performance media, targetable audiences and sponsor search, directly to CPGs. We also compete with retailers directly and indirectly for consumer traffic. Retailers will market promotions and media and directly to consumers using their own websites, email newsletters and alerts, mobile applications and social media channels. Additionally, some retailers also market and offer their own digital promotions and media directly to consumers using our platforms for which we earn no revenue. Our retailers could be more successful than we are at marketing their own digital promotions and media and could decide to terminate their relationship with us or renew the relationship on less favorable terms than existed previously.
We may face competition from companies we do not yet know about. If existing or new companies develop, market or offer competitive digital coupon solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be negatively affected. For example, in March 2019, Inmar announced that it completed the acquisition of Kroger’s subsidiary You Technology and entered into a long-term service agreement to provide digital coupon services to the Kroger family of stores. Following this acquisition, Inmar terminated our agreement with You Technology as of December 2019. This adversely affected our ability to distribute digital promotions through You Technology, which generated less than 5% of our revenue in 2019.
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
Our sales could be adversely impacted by industry changes relating to the use of advertising agencies. Moreover, to the extent that we do not have a direct relationship with CPGs or retailers, the value we provide to CPGs and retailers may be attributed to the advertising agency rather than to us, further limiting our ability to develop long-term relationships directly with CPG and retailers. CPGs and retailers may move from one advertising agency to another, and we may lose the underlying business. The presence of advertising agencies as intermediaries between us and the CPGs and retailers thus creates a challenge to building our own brand awareness and affinity with the CPGs and retailers that are the ultimate source of our revenues. In addition, advertising agencies conducting business with us could develop similar digital marketing solutions. As such, these advertising agencies are, or may become, our competitors. If they further develop their own capabilities, they may be more likely to offer their own solutions to advertisers, and our ability to compete effectively could be significantly compromised and our business, financial condition and operating results could be adversely affected.
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
In response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners. Certain jurisdictions lifted such orders or restrictions only to return to these restrictions in the face of increases in new COVID-19 cases, even as mass vaccination efforts are being undertaken throughout the United States and in certain other countries. The effects of these indefinite travel restrictions and prolonged alternative working arrangements are unknown and the eventual effectiveness of the mass vaccination efforts likewise remains uncertain, and these may negatively impact the productivity of our employee base and have a disproportionately negative impact on our sales and operations functions, which could have an adverse effect on our business, operating results, and financial condition.

In addition, the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular is difficult to assess or predict. A recession or market correction resulting from the spread of COVID-19 and its impacts could decrease marketing spend, particularly in media, adversely affecting the demand for our solutions, our business, and the value of our common stock. While we have seen CPGs historically continue to spend on promotions during economic downturns, there is no guarantee they will continue to do so.
The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change, even in light of the mass vaccination efforts that are underway. We do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. The COVID-19 pandemic, and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.
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
Our planned corporate structure and intercompany arrangements will be implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits which we intend to eventually derive could be undermined if we are unable to adapt the manner in which we operate our business in response to changing tax laws.
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

We collect, receive, access, process, generate, store, disclose, share, make accessible, protect, secure, and dispose of, and use (collectively "Process" or "Processing") business and personal information belonging to our users and customers, and because of this, we are subject to a variety of foreign, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, eCommerce, competition, price discrimination, consumer protection, taxation, and the use of promotions. The number and scope of such laws, regulations and industry standards are changing, are subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules, laws or data protection obligations. We expect that there will continue to be new data protection laws and data protection obligations, and we cannot yet determine the impact such future laws and obligations may have on our business.
Many of these laws, regulations, and standards are still evolving and being tested in courts, and industry standards are still developing. As a result, the regulatory framework for privacy, information security, data protection and data Processing worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or practices. Our business, including our ability to operate and expand, could be adversely affected if legislation, regulations or industry standards are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices or the design of our platform. Existing and future laws, regulations and industry standards could restrict our operations, and our ability to retain or increase our CPGs and retailers and consumers’ use of digital promotions delivered on our platforms may be adversely affected and we may not be able to maintain or grow our revenues as anticipated.
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
The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. For example, Virginia enacted the Consumer Data Protection Act that may impose obligations similar to or more stringent than those we may face under other data protection laws. Compliance with any newly enacted privacy and data security laws or regulations may be challenging, costly and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. Such legislative initiatives, to the extent that they become privacy and data security laws or regulations in various states, may have potentially conflicting requirements that would make compliance challenging. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.
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
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to business combinations, goodwill and intangible assets, treatment of our convertible senior notes, revenue recognition, promotion revenue, media revenue, gross versus net revenue reporting, arrangements with multiple performance obligations, stock-based compensation and provision for income taxes. For example, the recognition of our revenue is governed by certain criteria that determine whether we report revenue either on a gross basis, as a principal, or net basis, as an agent, depending upon the nature of the sales transaction. Historically, our media products revenue has generally been recognized on a gross basis. However, effective second quarter of 2020, we modified the way we process and deliver certain media products to enhance the customer experience. As a result of these changes, we expect that we will recognize certain revenue on a net basis, as compared to the prior recognition on a gross basis, and we expect this will cause a decrease in our revenue growth and impact our revenues. We may have gross reporting for portions of our media products and other revenue in the future as a result of the evolution of our existing business practices, development of new products, acquisitions, or changes in accounting standards or interpretations, that in any case result in transactions with characteristics that dictate gross reporting. It is also possible that revenue reporting for existing businesses may change from gross to net or vice versa as a result of changes in contract terms or transaction mechanics. We may experience significant fluctuations in revenue in future periods depending upon, in part, the nature of our sales and our reporting of such revenue and related accounting treatment, without proportionate correlation to our underlying activity or net income. Any combination of net and gross revenue reporting would require us to make estimates and assumptions about the mix of gross and net-reported transactions based upon the volumes and characteristics of the transactions we think will make up the total mix of revenue in the period covered by the projection. Those estimates and assumptions may be inaccurate when made, or may be rendered inaccurate by subsequent circumstances, such as changing the characteristics of our offerings or particular transactions in response to client demands, market developments, regulatory pressures, acquisitions, and other factors. Even apparently minor changes in transaction terms from those initially envisioned can result in different accounting conclusions from those foreseen. In addition, we may incorrectly extrapolate from revenue recognition treatment of prior transactions to future transactions that we believe are similar, but that ultimately are determined to have different characteristics that dictate different revenue reporting treatment. These factors may make our financial reporting more complex and difficult for investors to understand, may make comparison of our results of operations to prior periods or other companies more difficult, may make it more difficult for us to give accurate guidance, and could increase the potential for reporting errors.
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

Data privacy and regulation of privacy, information security and Processing has become a significant issue in the United States, countries in Europe, and in other countries across the globe. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. We and our service providers and partners are subject to a variety of federal, state and foreign laws, regulations and industry standards regarding privacy, data protection, data security, marketing and consumer protection, which address the Processing of data relating to individuals, as well as the tracking of consumer behavior and other consumer data (“Data Protection Laws”). We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing, may be subject to differing interpretations, may be inconsistent among countries or conflict with other rules, and may be costly to comply with or inconsistent among jurisdictions, or conflict with other rules, laws or Data Protection Obligations (defined below).
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
We are or may also subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks (“Privacy Policies”) and contractual obligations to third parties related to privacy, data protection, and information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (“Data Protection Obligations”). Our solutions depend in part on our ability to use data that we obtain in connection with our offerings, and our ability to use this data may be subject to restrictions in our commercial agreements and subject to the privacy policies of the entities that provide us with this data. Our service providers or our partners’, failure to adhere to these third-party restrictions on data use may result in claims, proceedings or actions against us by our business counterparties or other parties, or other liabilities, including loss of business, reputational damage, and remediation costs, which could adversely affect our business.
We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws and Data Protection Obligations may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation, regarding the manner in which the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and may limit our ability to store and Process data and operate our business.
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
Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations. We may be subject to, and may experience, an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws, Privacy Policies and Data Protection Obligations could also subject us to litigation, claims, proceedings, actions or investigations by governmental entities, authorities or regulators, which could result in an Adverse Data Protection Impact, including required changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing, or other remedies that adversely affect our business.
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
The Schrems II decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses (“SCCs”). The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to imposes additional obligations on companies seeking to rely on the SCCs. As such, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may reduce demand from companies subject to European data protection laws. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our products and operating our business. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. In addition, we may experience reluctance or refusal by European consumers, retailers or CPGs to continue using our solutions, and we may be at risk of enforcement actions taken by a European data protection authority until we ensure that all applicable data transfers to us from Europe are compliant with the European data protection laws.
Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, known as Brexit. Following December 31, 2020, the GDPR’s data protection obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” or more explicitly, the GDPR continues to form part of the laws in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (EU Exit) Regulations), which potentially exposes us to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. In addition, it is still unclear whether the transfer of personal data from the EU to the United Kingdom will in the future continue to remain lawful under the GDPR. For example, pursuant to a post-Brexit agreement between the United Kingdom and the EU, the European Commission will continue to treat the United Kingdom as if it remained a member state of the EU in relation to transfers of personal data from the EEA to the United Kingdom, meaning such transfers may be made without a need for additional safeguards, for four months from January 1, 2021, with a potential additional two-month extension. This “transition” period, however, will end if and when the European Commission adopts an adequacy decision in respect of the United Kingdom or the United Kingdom amends certain UK data protection laws, or relevant aspects thereof, without the EU’s consent (unless those amendments are made simply to align those UK data protection laws with the EU’s data protection regime). While the European Commission has issued and the European Data Protection Board has adopted two draft Opinions on the adequacy of the United Kingdom's data protection regime, if the European Commission does not adopt a final adequacy decision with regard to personal data transfers to the United Kingdom before the expiration of the transition period, from that point onwards, the United Kingdom will be a “third country” under the GDPR and such transfers will need to be made subject to GDPR-compliant safeguards (for example, the Standard Contractual Clauses). With substantial uncertainty over the interpretation and application of how United Kingdom will approach and address GDPR following the transition period, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and we may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with applicable laws and regulations or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us Any of the foregoing could result in significant liability or cause our customers to lose trust in us, any of which could have an adverse effect on our reputation, operations, financial performance and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act, or CCPA, and other state and federal laws relating to privacy and data security. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of the sale of personal information with third parties and provides a private right of action and statutory damages for data breaches. The CCPA may increase our compliance costs and potential liability. In addition, the California Privacy Rights Act of 2020, or CPRA, is scheduled to take effect on January 1, 2023, and would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. For example, Virginia enacted the Consumer Data Protection Act that may impose obligations similar to or more stringent than those we may face under other data protection laws. Compliance with any newly enacted privacy and data security laws or regulations may be challenging, costly and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. Such legislative initiatives, to the extent that they become privacy and data security laws or regulations in various states, may have potentially conflicting requirements that would make compliance challenging. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or similar requirements, which could increase the cost and complexity of providing our products and services and other aspects of our business.
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
We are subject to the reporting requirements of the Exchange Act, Sarbanes-Oxley ("SOX"), and the rules and regulations of the New York Stock Exchange, or the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.
SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our ability to comply with internal control reporting requirements depends on the effectiveness of our financial reporting and data systems and controls across our company. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports we will file with the SEC under Section 404 of SOX. In the event that we are not able to demonstrate compliance with Section 404 of SOX, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.
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
Our ability to generate revenue and properly capture the occurrence of certain revenue-generating events depends on the collection, reliability, and use of significant amounts of data from various sources, which may be restricted by consumer choice, restrictions imposed by retailers, publishers and browsers or other software developers, changes in technology, and new developments in laws, regulations and industry requirements or standards.
Our ability to generate revenue, and properly capture the occurrence of certain revenue-generating events, depends on the collection, reliability, and use of significant amounts of data from various sources, including data that we receive from retailers and other parties. Additionally, our ability to deliver our solutions depends on our ability to successfully leverage data, including data that we collect from consumers, data we receive from retailers and other parties, and data from our own operating history. Using loyalty card numbers both on-line and in-store, device identifiers (including Google AdID and Apple IDFA), cookies, and other tracking technologies, we, our retail partners and other data providers collect information about the interactions of consumers with our retail partners’ digital properties and in-store, our owned and operated properties, and certain other publisher sites and mobile applications, as well as other data such as location. We may enhance this data with other data, such as demographic information that we obtain from data providers.
As an example, for certain media campaigns, we receive tracking information from the systems of retailers, their service providers, and other third parties. If those parties fail to provide us information, fail to provide information in a timely fashion, or provide incorrect information, our results of operations could be adversely impacted. Additionally, our ability to successfully leverage such data depends on our continued ability to access and use data from various sources, which can be restricted by a number of factors, including consumer choice, the success in obtaining consumer consent, restrictions imposed by our retail and other data partners or other third parties, publishers and web browser developers or other software developers, changes in technology, including changes in web browser technology, and new developments in, or new interpretations of laws, regulations and industry standards. For example, Apple has recently implemented several changes to iOS that will require consumers to opt-in to sharing data with publisher sites and app, which may adversely impact our business. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanism as a result of industry regulatory and/or legal developments, the adoption by consumers of browsers settings or “ad-blocking” software and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.

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
If the use of mobile device identifiers, third-party cookies or other tracking technology is rejected by consumers, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, the benefits of our offerings and solutions could diminish and we could lose customers and revenue.
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
Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 93,331,906 shares of common stock outstanding as of March 31, 2021, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.
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
Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 36% of our outstanding common stock, based on the number of shares outstanding as of March 31, 2021. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

In February 2021, the Company’s Board of Directors authorized a one year share repurchase program (the “2021 Program”) for the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2021 Program at any time without prior notice. During the three months ended March 31, 2021, the Company did not repurchase any shares of its common stock. As of March 31, 2021, $50.0 million remains available for future share repurchases under the 2021 Program.

Item 3.         Defaults Upon Senior Securities.
None.

Item 4.         Mine Safety Disclosures.
Not applicable.

Item 5.         Other Information.
None.

Item 6.         Exhibits.

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	3/11/2016
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/6/2015
4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	2/25/2014
4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	1/31/2014
10.1	Sublease Agreement, dated February 8, 2021 between the Registrant and sPower, LLC	8-K	001-36331	10.1	2/10/2021
10.2†	Offer Letter of Employment with Connie Chen, dated August 19, 2013					X
10.3†	Change of Control Severance Agreement with Connie Chen, effective as of July 26, 2016					X
10.4†	Amendment No. 1 to Change of Control Severance Agreement with Connie Chen, effective as of May 1, 2019					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quotient under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTIENT TECHNOLOGY INC.

Dated: May 10, 2021	By:	/s/ Steven Boal
Steven Boal
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2021	By:	/s/ Pamela Strayer
Pamela Strayer
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)