Form 10-Q
period 2021-06-30
Quotient Technology Inc.
filed 2021-08-06
CIK 1115128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 2, 2021, the registrant had 94,113,012 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.
INDEX
REPORT ON
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$238,299	$222,752
Accounts receivable, net of allowance for credit losses of $1,962 and $2,070 at June 30, 2021 and December 31, 2020, respectively	134,230	137,649
Prepaid expenses and other current assets	16,094	18,547
Total current assets	388,623	378,948
Property and equipment, net	19,134	17,268
Operating lease right-of-use assets	18,247	16,222
Intangible assets, net	27,717	44,898
Goodwill	128,427	128,427
Other assets	898	1,029
Total assets	$583,046	$586,792
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,295	$15,959
Accrued compensation and benefits	14,279	14,368
Other current liabilities	73,326	70,620
Deferred revenues	17,977	12,027
Contingent consideration related to acquisitions	21,410	8,524
Total current liabilities	139,287	121,498
Operating lease liabilities	18,510	15,956
Other non-current liabilities	725	2,358
Contingent consideration related to acquisitions	—	20,930
Convertible senior notes, net	182,899	177,168
Deferred tax liabilities	1,853	1,853
Total liabilities	343,274	339,763
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 94,001,757 and 91,743,302 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	721,795	698,333
Accumulated other comprehensive loss	(1,105)	(1,001)
Accumulated deficit	(480,919)	(450,304)
Total stockholders’ equity	239,772	247,029
Total liabilities and stockholders’ equity	$583,046	$586,792

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$123,880	$83,455	$239,196	$182,242
Cost of revenues	82,161	50,731	154,145	111,842
Gross Margin	41,719	32,724	85,051	70,400
Operating expenses:
Sales and marketing	28,467	23,814	55,832	48,848
Research and development	11,411	8,621	23,467	19,214
General and administrative	15,009	12,268	27,842	27,358
Change in fair value of contingent consideration	242	3,766	527	4,226
Total operating expenses	55,129	48,469	107,668	99,646
Loss from operations	(13,410)	(15,745)	(22,617)	(29,246)
Interest expense	(3,767)	(3,610)	(7,497)	(7,184)
Other income (expense), net	194	187	(34)	767
Loss before income taxes	(16,983)	(19,168)	(30,148)	(35,663)
Provision for (benefit from) income taxes	218	(35)	467	195
Net loss	$(17,201)	$(19,133)	$(30,615)	$(35,858)
Net loss per share, basic and diluted	$(0.18)	$(0.21)	$(0.33)	$(0.40)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	93,645	90,112	93,038	89,875

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(17,201)	$(19,133)	$(30,615)	$(35,858)
Other comprehensive income (loss):
Foreign currency translation adjustments	(90)	(11)	(104)	(244)
Comprehensive loss	$(17,291)	$(19,144)	$(30,719)	$(36,102)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total stockholders' equity, beginning balances	$250,569	$274,081	$247,029	$285,222

Common stock and additional paid-in capital:
Beginning balances	$715,301	$676,878	$698,333	$671,061
Stock-based compensation	6,635	7,129	12,556	14,790
Exercise of employee stock options	128	16	13,198	484
Issuance of common stock for services provided	—	228	223	228
Issuance of common stock, purchase plan	1,596	1,050	1,596	1,050
Payments for taxes related to net share settlement of equity awards	(1,864)	(1,015)	(4,110)	(3,327)
Ending balance	$721,796	$684,286	$721,796	$684,286

Accumulated other comprehensive loss:
Beginning balances	$(1,015)	$(1,149)	$(1,001)	$(916)
Other comprehensive loss	(90)	(11)	(104)	(244)
Ending balance	$(1,105)	$(1,160)	$(1,105)	$(1,160)

Accumulated deficit:
Beginning balances	$(463,718)	$(401,648)	$(450,304)	$(384,923)
Net loss	(17,201)	(19,133)	(30,615)	(35,858)
Ending balance	$(480,919)	$(420,781)	$(480,919)	$(420,781)

Total stockholders' equity, ending balances	$239,772	$262,345	$239,772	$262,345

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(30,615)	$(35,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,138	17,843
Stock-based compensation	12,384	14,532
Amortization of debt discount and issuance cost	5,731	5,432
Impairment of promotion service right	2,580	—
Allowance (recovery) for credit losses	(13)	263
Deferred income taxes	467	195
Change in fair value of contingent consideration	527	4,226
Other non-cash expenses	1,906	1,442
Changes in operating assets and liabilities:
Accounts receivable	3,431	30,730
Prepaid expenses and other current assets	2,467	(2,470)
Accounts payable and other current liabilities	(1,670)	(7,551)
Payments for contingent consideration and bonuses	(2,901)	(15,418)
Accrued compensation and benefits	119	(7,478)
Deferred revenues	5,950	2,108
Net cash provided by operating activities	17,501	7,996

Cash flows from investing activities:
Purchases of property and equipment	(6,426)	(4,689)
Net cash used in investing activities	(6,426)	(4,689)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	14,794	1,762
Payments for taxes related to net share settlement of equity awards	(4,110)	(3,327)
Principal payments on promissory note and capital lease obligations	(167)	(91)
Payments for contingent consideration	(6,121)	(14,582)
Net cash provided by (used in) financing activities	4,396	(16,238)
Effect of exchange rates on cash and cash equivalents	76	39
Net increase (decrease) in cash and cash equivalents	15,547	(12,892)
Cash and cash equivalents at beginning of period	222,752	224,764
Cash and cash equivalents at end of period	$238,299	$211,872

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$114	$67
Cash paid for interest	$1,766	$1,752

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	$548	$908
Intangible asset acquisitions not yet paid	$—	$1,000

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Quotient Technology Inc. (together with its subsidiaries, the “Company”), is an industry leading digital media and promotions technology company for advertisers, retailers and consumers. The Company's omnichannel platform is powered by exclusive consumer spending data, location intelligence and purchase intent data to reach millions of shoppers daily and deliver measurable, incremental sales. Additionally, the Company has a broad network of digital properties to drive measurable sales results and customer loyalty. The Company's network includes the digital properties of retail partners and advertiser customers (also known as consumer packaged goods ("CPGs"), manufacturers, or brands), social media platforms, third-party properties, its consumer brand Coupons.com properties and digital out-of-home ("DOOH") properties. This network provides the Company with proprietary and licensed data, including retailers’ in-store point-of-sale ("POS") shopper data, purchase intent and online behavior, and location intelligence to deliver more valuable outcomes for advertisers, retailers, and consumers. Customers and partners use Quotient to leverage consumer data, and insights, consumers via digital channels, and integrate marketing and merchandising programs to drive measurable sales results.

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
There have been no significant changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2020 that have had a material impact on its condensed consolidated financial statements and related notes.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, valuation of assets acquired and liabilities assumed in a business combination, useful lives of intangible assets, estimates related to recoverability of long-lived assets and goodwill, stock-based compensation, measurement of contingent consideration, restructuring accruals, legal contingencies, debt discounts, deferred income tax assets and associated valuation allowances and distribution fee commitments. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.
The COVID-19 pandemic has created and may continue to create uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s advertising business, and adversely impact the Company’s results of operations, even in light of mass vaccination efforts that are underway. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. The Company’s estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplifies an issuer's accounting for convertible debt instruments and its application of the derivatives scope exception for contracts in its own entity. The guidance eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. The standard is effective for the Company beginning January 1, 2022, and interim periods within that reporting period, and early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on the condensed consolidated financial statements.
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
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
The Company provides digital promotions, including digital coupons, and/or media programs to its customers which consist of CPG customers, retail partners and advertising agencies whereby it uses its proprietary technology platforms to create, target, deliver and analyze these programs. The Company typically generates revenue from its customers through the use of these programs on a cost-per-click, cost-per-impression, or cost-per-acquisition basis. Programs usually include a limit on the number of clicks and/or impressions and are billed monthly.
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
The Company’s media programs enable CPGs and retailers to distribute digital media to promote their brands and products on its retailers’ websites and mobile applications, and through a network of affiliate publishers and non-publisher third parties that display its media offerings on their websites or mobile applications. Pricing for media campaigns is usually determined on a cost-per-impression, cost-per-click or cost-per-acquisition basis. The Company recognizes revenue each time a digital media ad is displayed or each time a user clicks on the media ad displayed on the Company’s websites, mobile applications or on third-party websites.

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
For the three and six months ended June 30, 2021, the Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

Deferred Revenues
Deferred revenues primarily relate to cash received or billings to customers associated with promotion setup fees, promotion campaign fees and digital media fees that are expected to be recognized upon click, or delivery of media impressions, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for the six months ended June 30, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations of $19.1 million, partially offset by $13.2 million of recognized revenue.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Promotion	$59,576	$46,627	$129,190	$106,338
Media	64,304	36,828	110,006	75,904
Total Revenue	$123,880	$83,455	$239,196	$182,242

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

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,988	—	—	$104,988
Total	$104,988	$—	$—	$104,988
Liabilities:
Contingent consideration related to acquisitions	—	—	21,410	21,410
Total	$—	$—	$21,410	$21,410

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,964	—	—	$104,964
Total	$104,964	$—	$—	$104,964
Liabilities:
Contingent consideration related to acquisitions	—	—	29,454	29,454
Total	$—	$—	$29,454	$29,454

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

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Ubimo	Elevaate	Ubimo	Elevaate
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$21,168	$8,571	$20,930	$8,524
Change in fair value during the period	242	—	480	47
Payments made during the period	—	(8,571)	—	(8,571)
Total	$21,410	$—	$21,410	$—

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Ubimo	Elevaate	Ahalogy	Ubimo	Elevaate	Ahalogy
	Level 3	Level 3	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$5,979	$3,701	$—	$5,686	$3,534	$27,000
Change in fair value during the period	4,260	(494)	—	4,553	(327)	—
Payments made during the period	$—	$—	$—	—	—	(27,000)
Total	$10,239	$3,207	$—	$10,239	$3,207	$—

The Company recorded a charge of $0.2 million and $0.5 million during the three and six months ended June 30, 2021, respectively, and $3.7 million and $4.2 million during the three and six months ended June 30, 2020, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying condensed consolidated statements of operations.

During the three and six months ended June 30, 2021, the Company paid $8.6 million related to Elevaate's achievement of certain financial metrics subject to contingent consideration during the measurement period ending January 31, 2021. Out of the total consideration paid, $6.1 million was originally measured and recorded on the acquisition date and $2.5 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the condensed consolidated statements of operations. In May 2021, the Company received a letter from certain former shareholders of Elevaate claiming that the Company owes additional contingent consideration. The Company believes that the claim is without merit.

During the six months ended June 30, 2020, the Company paid $27.0 million related to Ahalogy’s achievement of financial metrics subject to contingent consideration during the measurement period ending December 31, 2019, and as a result, no liability existed as of June 30, 2020. Out of the total consideration paid, $14.6 million was originally measured and recorded on the acquisition date and $12.4 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the condensed consolidated statements of operations.
Fair Value Measurements of Other Financial Instruments
As of June 30, 2021 and December 31, 2020, the fair value of the Company’s 1.75% convertible senior notes due 2022 was $201.4 million and $196.5 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

4. Allowance for Credit Losses
The summary of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at the beginning of period	$1,947	$2,043	$2,070	$2,021
Provision for expected credit losses	392	46	585	263
Write-offs charged against the allowance, net of recoveries	(377)	(10)	(693)	(205)
Balance at the end of period	$1,962	$2,079	$1,962	$2,079

5. Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Software	$48,542	$47,357
Computer equipment	24,172	23,912
Leasehold improvements	6,202	6,197
Furniture and fixtures	2,551	2,533
Total	81,467	79,999
Accumulated depreciation and amortization	(68,314)	(65,959)
Projects in process	5,981	3,228
Total property and equipment, net	$19,134	$17,268

Depreciation and amortization expense related to property and equipment was $1.5 million and $3.5 million for the three and six months ended June 30, 2021, respectively, and $1.8 million and $3.4 million for the three and six months ended June 30, 2020, respectively.
The Company capitalized internal use software development and enhancement costs, which is included in projects in process within "property and equipment, net" on the condensed consolidated balance sheets, of $2.1 million and $4.4 million during the three and six months ended June 30, 2021, respectively and $1.9 million and $3.6 million during the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2021, the Company had $0.7 million and $1.8 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense, and recorded as cost of revenues, as compared to $0.8 million and $1.5 million during the three and six months ended June 30, 2020, respectively. Once the software is placed into service, the asset is included in software within "property and equipment, net". The unamortized capitalized development costs were $9.8 million and $8.6 million as of June 30, 2021 and December 31, 2020, respectively.

Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Bonus	$5,474	$3,150
Commissions	4,519	7,247
Payroll and related expenses	3,032	3,116
Vacation	1,254	855
Total accrued compensation and benefits	$14,279	$14,368

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Distribution fees	$39,460	$36,245
Traffic acquisition cost	10,095	9,756
Operating lease liabilities	3,572	3,650
Prefunded liability	3,418	3,067
Rebate liability	2,879	2,696
Marketing expenses	892	2,251
Interest payable	282	282
Liability related to purchased intangible asset	—	1,250
Other	12,728	11,423
Total other current liabilities	$73,326	$70,620

6. Acquisitions
Acquisition of Ubimo
On November 19, 2019, the Company acquired all outstanding shares of Ubimo, a leading data and media activation company.
The total acquisition consideration of $20.7 million consisted of $15.0 million in cash and contingent consideration of up to $24.8 million payable in cash with an estimated fair value of $5.7 million as of the acquisition date. The contingent consideration payout is based on Ubimo achieving certain financial metrics between the date of the acquisition through December 31, 2021. The acquisition date fair value was determined using an option pricing model. The fair value of the contingent consideration will be re-measured through earnings every reporting period. Refer to Note 3 for the fair value of contingent consideration at June 30, 2021.
Acquisition of Elevaate
On October 26, 2018, the Company acquired all the outstanding shares of Elevaate, a sponsored search company for retail partners and CPG brands.
The total acquisition consideration of $13.3 million consisted of $7.2 million in cash and contingent consideration of up to $18.5 million payable in cash with an estimated fair value of $6.1 million as of the acquisition date. The contingent consideration payout was based on Elevaate achieving certain financial metrics between February 1, 2019 through January 31, 2021. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration was re-measured every reporting period. As of January 31, 2021, the date that the contingent consideration period ended, Elevaate achieved certain financial metrics. The Company paid out $9.0 million during the three and six months ended June 30, 2021, of which $8.6 million related to contingent consideration and $0.4 million related to certain bonuses. Of the total $9.0 million that was paid, $6.1 million was classified within financing activity and the remaining $2.9 million was classified within operating activity on the Company's condensed consolidated statements of cash flows. Refer to Note 3 for the fair value of contingent consideration at June 30, 2021.
 Acquisition of SavingStar, Inc.
On August 27, 2018, the Company acquired all the outstanding shares of SavingStar, Inc. (“SavingStar”), a digital promotions company with a CRM platform designed to help brands build and track loyalty programs with their consumers.
The total acquisition consideration at closing consisted of $7.5 million in cash. In addition, SavingStar could have earned potential contingent consideration of up to $10.6 million payable in all cash, subject to achieving certain financial metrics between closing through February 29, 2020. At the date of acquisition, the contingent consideration’s fair value was determined to be zero using an option pricing model. As of February 29, 2020, the date that the contingent consideration period ended, SavingStar did not achieve certain financial metrics for payout and the fair value was concluded to be zero. Accordingly, the Company determined that no payout was required when the contingent consideration period ended.
Acquisition of Ahalogy
On June 1, 2018, the Company acquired all the outstanding shares of Ahalogy, an influencer marketing firm that delivers premium content across social media channels for CPG brands. The acquisition enhances the Company’s performance media solutions for CPGs and retailers, adding social media expertise and a roster of influencers.
The total acquisition consideration of $36.4 million consisted of $21.8 million in cash and contingent consideration of up to $30.0 million payable in all cash with an estimated fair value of $14.6 million as of the acquisition date. The contingent consideration payout was based on Ahalogy achieving certain financial metrics between closing through December 31, 2019. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration was re-measured every reporting period. As of December 31, 2019, the date that the contingent consideration period ended, Ahalogy earned the full payout of the contingent consideration by achieving certain financial metrics. The Company paid out $30.0 million during the year ended December 31, 2020, of which $27.0 million related to contingent consideration and $3.0 million related to certain bonuses; and as a result, no liability existed as of December 31, 2020. Of the total $30.0 million that was paid, $14.6 million was classified within financing activity and the remaining $15.4 million was classified within operating activity on the Company’s consolidated statements of cash flows.
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

The following table summarizes the preliminary acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	(1) Acquisition Related Expenses
Ubimo	$20,740	$384	$10,750	$9,606	Not Deductible	$579
Elevaate	13,346	(60)	3,781	9,625	Not Deductible	549
SavingStar	7,485	(1,126)	2,577	6,034	Not Deductible	556
Ahalogy	36,432	2,196	11,580	22,656	Not Deductible	684
	$78,003	$1,394	$28,688	$47,921		$2,368

(1)Expensed as general and administrative
The following sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Ubimo	Estimated Useful Life (in Years)	Elevaate	Estimated Useful Life (in Years)	SavingStar	Estimated Useful Life (in Years)	Ahalogy	Estimated Useful Life (in Years)
Developed technologies	$7,100	4.0	$3,307	5.0	$1,476	3.0	$3,100	4.0
Customer relationships	3,400	2.0	379	5.0	1,040	3.0	6,210	6.0
Trade names	250	4.0	95	3.0	61	1.5	650	4.0
Vendor relationships	—	—	—	—	—	—	1,620	2.0
Total identifiable intangible assets	$10,750		$3,781		$2,577		$11,580

7. Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	June 30, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,934	$(29,705)	$6,229	1.2
Promotion service rights	29,985	(21,553)	8,432	1.4
Developed technologies	27,170	(20,633)	6,537	2.2
Customer relationships	22,690	(17,837)	4,853	2.5
Data access rights	10,801	(9,611)	1,190	0.5
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,747)	76	0.5
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(927)	48	1.3
Registered users	420	(420)	—	0.0
	$139,256	$(111,539)	$27,717	1.7

	December 31, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,934	$(25,688)	$10,246	1.4
Promotion service rights	33,566	(17,234)	16,332	1.9
Developed technologies	27,170	(18,511)	8,659	2.5
Customer relationships	22,690	(16,105)	6,585	2.7
Data access rights	10,801	(8,420)	2,381	1.0
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,546)	277	0.6
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(909)	66	1.8
Registered users	420	(420)	—	0.0
	$142,837	$(97,939)	$44,898	2.0

As of June 30, 2021 and December 31, 2020, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.
Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $6.2 million and $13.6 million during the three and six months ended June 30, 2021, respectively, and $7.1 million and $14.4 million during the three and six months ended June 30, 2020, respectively. Estimated future amortization expense related to intangible assets as of June 30, 2021 is as follows (in thousands):

Total
2021, remaining six months	$10,267
2022	12,955
2023	3,583
2024	559
2025	—
2026 and beyond	—
Total estimated amortization expense	$27,364

During the three and six months ended June 30, 2021, the Company recorded an impairment charge of $2.6 million within cost of revenues, on the condensed consolidated statements of operations, related to the impairment of a promotion service right, associated with a retailer agreement for the implementation of one of the Company's solutions. Refer to "Purchase Obligations" in Note 14, "Commitments and Contingencies".

As of June 30, 2021, the Company performed an analysis of the impact of recent events, including business and market disruption caused by COVID-19, on the fair values of its intangible assets, and determined that no additional impairment existed. The Company will continue to monitor the operating results, cash flow forecasts and challenges from declines in current market conditions, as well as impacts of COVID-19 for these intangible assets.

8. Debt Obligations
2017 Convertible Senior Notes
In November 2017, the Company issued and sold $200.0 million aggregate principal amount of 1.75% convertible senior notes due December 2022 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “notes”). The notes are unsecured obligations of the

Company and bear interest at a fixed rate of 1.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2018. The total net proceeds from the debt offering, after deducting transaction costs, were approximately $193.8 million.
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

The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal	$200,000	$200,000
Unamortized debt discount	(15,780)	(21,046)
Unamortized debt issuance costs	(1,321)	(1,786)
Net carrying amount of the liability component	$182,899	$177,168

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the condensed consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of June 30, 2021 and December 31, 2020.
The following table sets forth the interest expense related to the notes recognized in interest expense on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$875	$875	$1,750	$1,750
Amortization of debt discount	2,653	2,503	5,267	4,970
Amortization of debt issuance costs	232	231	464	462
Total interest expense related to the Notes	$3,760	$3,609	$7,481	$7,182

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

There were no option grants during the three and six months ended June 30, 2021 and during the three months ended June 30, 2020. The weighted-average grant date fair value of options was $4.26 during the six months ended June 30, 2020.

Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.
On March 1, 2021, (“Grant Date”), the Company granted a total of 938,831 performance-based restricted stock units (“PSU Awards”), under the 2013 Equity Incentive Plan, to certain executive leaders with a grant date fair value of $13.28. The PSU Award represents the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. The PSU Awards will vest in three years subject to the achievement of certain operating performance goals, stock performance goals and continued employment. The fair value of the PSU Award was measured using a Monte Carlo simulation. During the three and six months ended June 30, 2021, the expense recognized in the Company's consolidated financial statements related to the PSU Awards was $1.0 million and $1.4 million, respectively.
A summary of the Company’s stock option and RSU, including PSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	8,467,143	4,708,854	$9.09	8,160,221	$11.21	5.03	$7,100
Increase in shares authorized	3,669,732	—	—	—	—	—	—
Options granted	—	—	—	—	—	—	—
Options exercised	—	—	—	(1,245,453)	$10.60	—	$3,777
Options canceled or expired	—	—	—	—	—	—	—
RSUs granted	(1,848,103)	1,848,103	$13.51	—	—	—	—
RSUs vested	—	(1,089,638)	$9.58	—	—	—	—
RSUs canceled or expired	394,659	(394,659)	$9.38	—	—	—	—
RSUs vested and withheld for taxes	331,325	—	—	—	—	—	—
Balance as of June 30, 2021	11,014,756	5,072,660	$10.57	6,914,768	$11.32	5.38	$12,938
Vested and exercisable as of June 30, 2021				5,151,959	$12.26	4.39	$8,866

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.
The aggregate total fair value of options vested was $1.2 million and $2.6 million during the three and six months ended June 30, 2021 and $1.5 million and $2.9 million during the three and six months ended June 30, 2020, respectively.
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

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.03%	0.15%	0.03% - 0.12%	0.15% - 1.59%
Volatility	75%	60%	60% - 75%	55% - 60%
Dividend yield	—	—	—	—

As of June 30, 2021, a total of 2,179,103 shares of common stock were issued under the ESPP since inception of the plan. As of June 30, 2021, a total of 1,820,897 shares are available for issuance under the ESPP.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP shares included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$401	$387	$824	$822
Sales and marketing	1,181	1,323	2,436	2,725
Research and development	977	839	1,949	1,720
General and administrative	3,981	4,457	7,175	9,265
Total stock-based compensation expense	$6,540	$7,006	$12,384	$14,532

As of June 30, 2021, there was $58.2 million of unrecognized stock-based compensation expense, of which $7.7 million is related to stock options and ESPP shares, and $50.5 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of June 30, 2021 will be amortized over a weighted-average period of 2.10 years. The total unrecognized stock-based compensation expense related to RSUs as of June 30, 2021 will be amortized over a weighted-average period of 2.67 years.
During the three and six months ended June 30, 2021, the Company capitalized $0.1 million and $0.2 million, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2020, respectively, of stock-based compensation expense in projects in process as part of property and equipment, net on the accompanying condensed consolidated balance sheets.

10. Common Stock Repurchase Programs
The Board of Directors has approved programs for the Company to repurchase shares of its common stock. In February 2021, the Company’s Board of Directors authorized a one year share repurchase program (the “2021 Program”) for the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2021 Program at any time without prior notice. During the three and six months ended June 30, 2021, the Company did not repurchase any shares of its common stock. As of June 30, 2021, $50.0 million remains available for future share repurchases under the 2021 Program.
11. Income Taxes
The Company recorded a provision for income taxes of $0.2 million and $0.5 million during the three and six months ended June 30, 2021, respectively, and a benefit from income taxes of $35 thousand and a provision for income taxes $0.2 million during the three and six months ended June 30, 2020, respectively. The provision for income taxes for the three and six months ended June 30, 2021 was primarily attributable to the Company’s foreign operations, amortization of tax deductible goodwill from previous acquisitions, and state taxes. The benefit from and provision for income taxes for the three and six months ended June 30, 2020, respectively, was primarily attributable to the Company’s foreign operations, federal and state taxes, and amortization of tax deductible goodwill from prior year acquisitions.

12. Net Loss Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(17,201)	$(19,133)	$(30,615)	$(35,858)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	93,645	90,112	93,038	89,875

Net loss per share, basic and diluted	$(0.18)	$(0.21)	$(0.33)	$(0.40)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Six
	Months Ended June 30,
	2021	2020
Stock options and ESPP	6,968	9,082
Restricted stock units	5,073	5,044
Shares related to convertible senior notes	11,521	11,521
	23,562	25,647

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

The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of June 30, 2021, the Company’s lease commitment of $5.4 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's condensed consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.

All operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2021, the Company recognized $1.5 million and $3.0 million, respectively, in total lease costs, which is comprised of $1.3 million and $2.6 million, respectively, in operating lease costs for right-of-use assets and $0.2 million and $0.4 million, respectively, in short-term lease costs related to short-term operating leases. During the three and six months ended June 30, 2020, the Company recognized $1.2 million and $2.3 million, respectively, in total lease costs, which is comprised of $1.0 million and $1.7 million, respectively, in operating lease costs for right-of-use assets and $0.2 million and $0.5 million respectively, in short-term lease costs related to short-term operating leases.

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

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$1,193	$936	$2,143	$1,910
Right-of-use assets obtained in exchange for lease obligations	—	11,084	3,942	11,084

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2021	December 31, 2020
Operating right-of-use assets reported as:
Operating lease right-of-use assets	$18,247	$16,222

Operating lease liabilities reported as:
Other current liabilities	$3,572	$3,650
Operating lease liabilities	18,510	15,956
Total operating lease liabilities	$22,082	$19,606

Weighted average remaining lease term (in years)	7.3	7.2
Weighted average discount rate	5.4%	5.8%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2021, remaining six months	$2,306
2022	4,074
2023	4,142
2024	3,550
2025	2,973
2026 and thereafter	10,645
Total lease payments	$27,690

Less: Imputed Interest	(5,608)
Total	$22,082

14. Commitments and Contingencies
Purchase Obligations
The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $26.4 million as of June 30, 2021.

Some of our agreements with retailers include certain prepaid or guaranteed distribution fees which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these prepaid or guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. For example, in 2020, implementation with a retailer of one of the Company’s solutions resulted in slower than expected adoption due to a variety of factors, including the spread of COVID-19 and a dispute related to the retailer's failure to perform certain obligations under an agreement between the parties. In light of these factors, the Company was not able to meet the contractual minimum under such arrangement at the end of the applicable period, which was deemed to end in October 2020. In order to resolve a disagreement regarding the parties' respective obligations under the agreement with respect to such applicable period, the Company recognized a loss of $8.8 million during the year ended December 31, 2020, to settle such matter. This loss was included in cost of revenues on our consolidated statements of operations. During the second quarter of 2021, the Company notified the retailer that due to the retailer's failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the current period scheduled to end in October 2021. The Company and the retailer are engaged in discussions to resolve this matter. If the contractual minimum applicable to the period scheduled to end in October 2021 remains enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.0 million.
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
The Company believes that liabilities associated with existing claims are remote; therefore, the Company has not recorded any accrual for existing claims as of June 30, 2021 and December 31, 2020. The Company expenses legal fees in the period in which they are incurred.

15. Employee Benefit Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year of continuous employment. The Company’s matching contribution expense was $0.7 million and $1.4 million during the three and six months ended June 30, 2021, respectively, and $0.5 million and $1.2 million during the three and six months ended June 30, 2020, respectively.

16. Information About Geographic Areas
Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these condensed consolidated financial statements taken as a whole.

17. Subsequent Events
In July 2021, the Company entered into an Office Lease (“Lease”) with approximately 31,250 rentable square feet, for office facilities located in Santa Clara, California. The lease term is approximately four years with total lease payments of $4.0 million over the lease term.

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

Overview
Quotient Technology Inc. is an industry leading digital media and promotions technology company for advertisers, retailers and consumers. Our omnichannel platform is powered by exclusive consumer spending data, location intelligence and purchase intent data to reach millions of shoppers daily and deliver measurable, incremental sales. Additionally, we have a broad network of digital properties to drive measurable sales and customer loyalty. Our network includes the digital properties of our retail partners and advertiser customers (also known as consumer packaged goods ("CPGs") manufacturers or brands), social media platforms, third-party properties, our consumer brand Coupons.com properties and digital out-of-home ("DOOH") properties. This network provides Quotient with proprietary and licensed data, including retailers’ in-store point-of-sale (“POS”) shopper data, purchase intent and online behavior and location intelligence to deliver more valuable outcomes for advertisers, retailers, and consumers. Customers and partners use Quotient to leverage consumer data and insights, consumers via digital channels, integrate marketing and merchandising programs, and to drive measurable sales results.
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
We provide value to three constituencies: over 2,000 brands from approximately 800 CPGs or advertisers; retail partners across multiple classes of trade such as grocery retailers, drug, mass merchant, dollar, club, and convenience merchandise channels; and consumers visiting our websites, mobile properties and social channels within our network.
Through these three groups, we have created a network effect, which we believe gives us a competitive advantage over both offline and online competitors. As our consumer audience increases, our platforms become more valuable to advertisers and their brands, and retailers, which, in turn, rely more heavily on our platforms for their digital media and promotions. In addition, the breadth of media and promotion content offered from leading brands enables us to attract and retain more retailers and shoppers. As our network expands, we generate more consumer data and insights, which improves our ability to deliver more relevant, targeted and personalized media and promotions, and strengthens our measurement and data insights solutions.
We primarily generate revenue by using our technology platforms to create, target, deliver, analyze and measure digital media and/or promotional programs for our advertiser customers, retail partners and advertising agencies. Using shopper data from our retail partners and our proprietary data and audience segments, we deliver targeted and/or personalized digital media and promotions to shoppers through our network, including our websites and mobile applications, as well as those of our publishers, retail partners and other third-party properties. As our customers and partners shift more of their marketing spend to digital channels, our solutions help them optimize the performance of such digital channels. Our solutions' performance is measured by attribution of digital campaigns to retail purchases in near real time, demonstrating return on spend for our customers and partners.

Our promotional products include digital paperless coupons, digital print coupons, in-lane on receipt promotions, digital rebates and loyalty offers. Our media solutions include display, social, DOOH, Retailer.com display and sponsored search, shoppable brand pages, and audiences. A growing number of campaigns our customers purchase are purchased as an integrated campaign which combines a mix of digital media and/or promotions solutions in a single campaign. The revenue we earn from these programs is generally based on cost-per-click, cost-per-impression, or cost-per-acquisition. During the second half of 2021, we expect to migrate customers to a duration-based model for digital national promotions — a model we sometimes refer to as "rates and dates". This model allows customers to book time on our network for a specific duration to align with their merchandising schedules. We expect the revenue earned from this duration-based model to be recognized ratably over the contract term.
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

Seasonality
Some of our products experience seasonal sales and buying patterns mirroring those in CPG, retail, advertising, and eCommerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of our fiscal year. Seasonality may also be affected by advertiser or CPG annual budget cycles, as some large CPGs have fiscal years ending in June. We believe that this seasonality pattern has affected, and will continue to affect, our business and the associated revenues during the first half and second half of our fiscal year. We recognized 59%, 54% and 54% of our annual revenue during the second half of 2020, 2019 and 2018, respectively. We believe the first half of 2020 results were negatively impacted by the COVID-19 pandemic, resulting in a higher percentage of revenues in our second half of the year than we have experienced in the past.
Impact of COVID-19

We are cognizant of the COVID-19 pandemic and the resulting global implications. In an effort to protect the health and safety of our employees, our workforce has had, and continues in most instances, to spend a significant amount of time working remotely, and travel has been severely curtailed. Many government measures initially imposed to contain COVID-19 or slow its spread, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing, have been lifted in certain global locations and have been lifted widely in the U.S., although as a result of new variants to the virus it is possible that such measures may be reinstated in the future. We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, even though mass vaccination efforts have been undertaken throughout the United States and, to varying extents, in other countries. While we observed revenue growth during the first half of 2021, we cannot estimate the impact COVID-19 will have in the future as government entities and businesses make decisions about whether and when to open businesses or whether to return to restrictive measures after re-openings have occurred, and what impact these decisions will have on consumer activity across the globe, especially as it remains uncertain how strong or lasting the impact of the vaccinations will be.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. If brands or retailers pause, delay, or cancel campaigns due to the uncertainty, supply-chain disruption, and consumer purchasing behavior changes caused by COVID-19, such as we experienced during the first half of 2020, there may be an adverse impact on our promotion and media revenues and associated growth. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Second Quarter 2021 Overview
Quarterly revenues of $123.9 million in the second quarter of 2021 increased by $40.4 million or 48%, as compared to the same period in 2020. The year over year increase in our quarterly revenues was due to several factors including the negative impact of COVID-19 during the second quarter of 2020 and growth in 2021 primarily due to retailer programs driving more advertising spend on our platform in media revenue.
Our net loss of $17.2 million in the second quarter of 2021 decreased by $1.9 million, as compared to the net loss of $19.1 million in the same period in 2020. The year over year decrease in our quarterly net loss was primarily due an increase in revenues, as discussed previously, along with a decrease in the changes in fair value of contingent consideration, partially offset by the impairment charge related to a promotion service right. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.
We expect our operating expenses to increase in the future as we continue to invest in (i) research and development to enhance our platform and investments in newer product offerings; (ii) sales and marketing to acquire new advertiser customers and retailer partners and increase revenues from our existing customers and partners; and; (iii) corporate infrastructure.

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
Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense, income taxes, other (income) expense net, change in fair value of contingent consideration, impairment of a promotion service right, certain acquisition related costs, and restructuring charges. We exclude certain items because we believe that these costs (benefits) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to contribute to a meaningful evaluation of our current or past operating performance.
Net loss and Adjusted EBITDA for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(17,201)	$(19,133)	$(30,615)	$(35,858)
Adjusted EBITDA	4,330	4,372	11,165	9,451

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
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
•Adjusted EBITDA also does not include the effects of stock-based compensation, amortization of acquired intangible assets, change in fair value of contingent consideration, interest expense, other (income)

expense, net, provision for (benefit from) income taxes, impairment of a promotion service right, certain acquisition related costs, and restructuring charges; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(17,201)	$(19,133)	$(30,615)	$(35,858)
Adjustments:
Stock-based compensation	6,540	7,006	12,384	14,532
Depreciation and amortization	7,707	8,958	17,138	17,843
Acquisition related costs and other (1)	3,251	387	3,733	2,096
Change in fair value of contingent consideration	242	3,766	527	4,226
Interest expense	3,767	3,610	7,497	7,184
Other (income) expense, net	(194)	(187)	34	(767)
Provision for (benefit from) income taxes	218	(35)	467	195
Total adjustments	$21,531	$23,505	$41,780	$45,309

Adjusted EBITDA	$4,330	$4,372	$11,165	$9,451

(1)For the three and six months ended June 30, 2021, "other" includes a charge of $2.6 million related to the impairment of a promotion service right, and restructuring charges of $0.2 million, for both respective periods. The three months ended June 30, 2020, include no other costs. For the six months ended June 30, 2020, "other" includes restructuring charges of $1.5 million. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period, together with diligence, accounting, and legal expenses incurred related to certain acquisitions. Restructuring charges relate to severance for certain executive management changes and impacted employees.
This non-GAAP financial measure is not intended to be considered in isolation from, as substitute for, or as superior to, the corresponding financial measure prepared in accordance with U.S. GAAP. Because of these and other limitations, Adjusted EBITDA should be considered along with U.S. GAAP based financial performance measures, including various cash flow metrics, net loss, and our other U.S. GAAP financial results.

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

Ability to scale Quotient Retailer Performance Media Platform and further integrate with additional retailers. Our ability to grow our revenues will depend upon on our ability to continue to successfully implement and scale Quotient Retailer Promotion Platform and Quotient Retail Performance Media Platform among retailers. If we are unable to continue to successfully maintain our Quotient Retailer Promotion Platform and Quotient Retail Performance Media Platform partners, or if our retail partners do not provide sufficient support to our platforms, the growth in our revenues will be adversely affected. Our ability to grow our revenue in the future is also dependent upon our ability to further integrate digital promotions and media into retailers’ loyalty or POS systems and other channels so that advertisers and retailers can more effectively engage consumers and drive their own sales.
Growth of our consumer selection and digital offerings. Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Quotient Retailer Promotion Platform, Quotient Retail Performance Media Platform, sponsored search, mobile solutions for consumers, including digital print, mobile solutions and digital promotion offerings for specialty/franchise retail together with cash-back offers; leverage our reach to consumers and the strength of our platforms to broaden the selection and consumers use of digital coupons and rebates as well as in-lane targeted promotions; manage the transition from digital print coupons to digital paperless coupons as well as the transition from desktop to mobile platforms; and invest in solutions around our data and analytic capabilities, referred to as Quotient Analytics and Audiences, for advertisers and retailers.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021		2020		2021		2020
Revenues	$123,880	100.0%	$83,455	100.0%	$239,196	100.0%	$182,242	100.0%
Cost of revenues	82,161	66.3%	50,731	60.8%	154,145	64.4%	$111,842	61.4%
Gross Margin	41,719	33.7%	32,724	39.2%	85,051	35.6%	70,400	38.6%
Operating expenses:
Sales and marketing	28,467	23.0%	23,814	28.5%	55,832	23.3%	48,848	26.8%
Research and development	11,411	9.2%	8,621	10.3%	23,467	9.8%	19,214	10.5%
General and administrative	15,009	12.1%	12,268	14.7%	27,842	11.6%	27,358	15.0%
Change in fair value of contingent consideration	242	0.2%	3,766	4.5%	527	0.2%	4,226	2.3%
Total operating expenses	55,129	44.5%	48,469	58.1%	107,668	45.0%	99,646	54.7%
Loss from operations	(13,410)	(10.8)%	(15,745)	(18.9)%	(22,617)	(9.5)%	(29,246)	(16.0)%
Interest expense	(3,767)	(3.0)%	(3,610)	(4.3)%	(7,497)	(3.1)%	(7,184)	(3.9)%
Other income (expense), net	194	0.2%	187	0.2%	(34)	—%	767	0.4%
Loss before income taxes	(16,983)	(13.7)%	(19,168)	(23.0)%	(30,148)	(12.6)%	(35,663)	(19.5)%
Provision for (benefit from) income taxes	218	0.2%	(35)	—%	467	0.2%	195	0.1%
Net loss	$(17,201)	(13.9)%	$(19,133)	(23.0)%	$(30,615)	(12.8)%	$(35,858)	(19.6)%
Disaggregated Revenue
The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Promotion	$59,576	$46,627	$12,949	28%	$129,190	$106,338	$22,852	21%
Media	64,304	36,828	27,476	75%	110,006	75,904	34,102	45%
Total Revenue	$123,880	$83,455	$40,425	48%	$239,196	$182,242	$56,954	31%

Comparison of the Three and Six months ended June 30, 2021 and 2020
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues	$123,880	$83,455	$40,425	48%	$239,196	$182,242	$56,954	31%

Revenues for the three months ended June 30, 2021 increased by $40.4 million, or 48%, as compared to the same period in 2020. The increase was due to several factors including the negative impact of COVID-19 during the second quarter of 2020, and the growth in 2021 of retailer programs driving more advertising spend on our platform in media revenue. The impact of COVID-19 in the second quarter of 2020 reduced promotions and media revenue as advertisers, retailers and brands paused, delayed or cancelled campaigns. In addition, higher growth in media revenues in 2021 have been primarily due to retailer programs that drive more brand spending through Quotient's Retailer Performance Media ("RPM") platform. These retailer programs incentivize advertisers to invest in marketing programs that target the retailer's shoppers to increase sales and generate more distribution fees payments to our retailer partners. Revenues from digital promotion and media campaigns were 48% and 52%, respectively, of total revenues for the three months ended June 30, 2021, as compared to 56% and 44%, respectively, of total revenues during the same period in 2020.

Revenues for the six months ended June 30, 2021 increased by $57.0 million, or 31%, as compared to the same period in 2020. The increase was due to several factors including the negative impact of COVID-19 during the second quarter of 2020 and the growth in 2021 of retailer programs driving more advertising spend on our platform in media revenue. The impact of COVID-19 in the second quarter of 2020 reduced promotions and media revenue as advertisers, retailers and brands paused, delayed or cancelled campaigns. In addition, higher growth in media revenues in 2021 have been primarily due to retailer programs that drive more brand spending through Quotient's RPM platform. These retailer programs incentivize advertisers to invest in marketing programs that target the retailer’s shoppers to increase sales and generate more distribution fees payments to our retailer partners. Revenues from digital promotion and media campaigns were 54% and 46%, respectively, of total revenues for the six months ended June 30, 2021, as compared to 58% and 42%, respectively, of total revenues during the same period in 2020.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of revenues	$82,161	$50,731	$31,430	62%	$154,145	$111,842	$42,303	38%
Gross profit	$41,719	$32,724	$8,995	27%	$85,051	$70,400	$14,651	21%
Gross margin	34%	39%			36%	39%

Cost of revenues consist primarily of distribution fees paid to our retailer partners for the use of their shopper data and for the cost of publishing media and promotions campaigns on their website properties, digital media costs for the purchase of offsite media on non-owned-and-operated properties, third party data acquisition costs, intangible asset amortization expense related to acquired intangible assets, software licensing fees associated with the operation of our technology platform used to deliver campaigns, as well as compensation costs including salary, benefits and stock-based compensation for personnel, which is needed to create, target, deliver and analyze these campaigns.

Cost of revenues for the three months ended June 30, 2021 increased by $31.4 million, or 62%, as compared to the same period in 2020. The increase was primarily due an increase of $28.8 million in distribution fees paid to our retailer partners for media and promotion campaigns delivered through our platform, a charge of $2.6 million related to the impairment of a promotion service right, an increase in compensation costs of $1.0 million, partially offset by a decrease in amortization expense of $1.0 million related to acquired intangible assets.

Cost of revenues for the six months ended June 30, 2021 increased by $42.3 million, or 38%, as compared to the same period in 2020. This increase was primarily due a net increase of $39.4 million in distribution fees paid to our retailer partners for media and promotion campaigns delivered through our platform, offset by a decrease in data and media acquisition costs for offsite media on non-owned-and-operated properties, a charge of $2.6 million related to the impairment of a promotion service right, an increase in compensation costs of $1.6 million, partially offset by a decrease in amortization expense of $0.7 million related to acquired intangible assets and a decrease in overhead expenses of $0.6 million related to facilities and infrastructure support.

Gross margin for the three and six months ended June 30, 2021 decreased to 34% and 36%, respectively, as compared to 39% during each respective period during the same periods in 2020. The decrease is primarily due a charge related to the impairment of a promotion service right as well as the shift in our product mix towards more media revenues, which have higher cost of sales due to media acquisition costs and distribution fees, increased as a percentage of our total revenue as compared to our promotion revenue.

We expect the costs associated with distribution and third-party service fees to continue to increase in absolute dollars in the future as we continue to expand and scale our distribution network and reach. We expect gross margin to increase slightly during the second half of fiscal 2021 due to a change in delivery of our sponsored search offering resulting in recognizing revenue net of certain costs from gross.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Sales and marketing	$28,467	$23,814	$4,653	20%	$55,832	$48,848	$6,984	14%
Percent of revenues	23%	29%			23%	27%

Sales and marketing expenses consist primarily of compensation, including salaries and benefits, sales commissions and stock-based compensation provided to our sales and marketing personnel, as well as facility costs and other related overhead costs; marketing programs; amortization of acquired intangibles; and travel costs.

Sales and marketing expenses for the three months ended June 30, 2021 increased by $4.7 million, or 20%, as compared to the same period in 2020. The increase was primarily the result of an increase in compensation costs of $5.1 million related to hiring additional employees to support our growth and business objectives, an increase in intangible asset amortization expense of $0.5 million and an increase in restructuring charges of $0.2 million, partially offset by reduced spending in travel, entertainment and other costs of $1.1 million.

Sales and marketing expenses for the six months ended June 30, 2021 increased by $7.0 million, or 14%, as compared to the same period in
2020. The increase was primarily the result of an increase in compensation costs of $9.2 million related to hiring additional employees to support our growth and business objectives, an increase in intangible asset amortization expense of $0.4 million, partially offset by reduced spending in travel, entertainment and other costs of $2.4 million, and a decrease in restructuring charges of $0.2 million.
We expect to invest in sales and marketing in order to support our growth and business objectives.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$11,411	$8,621	$2,790	32%	$23,467	$19,214	$4,253	22%
Percent of revenues	9%	10%			10%	11%

Research and development expenses consist primarily of compensation, including salaries, bonuses and benefits, and stock-based compensation provided to our engineering personnel, as well as facility costs and other related overhead costs; costs related to development of new products and the enhancement of existing products; and fees for design, testing, consulting, and other related services.

Research and development expenses for the three months ended June 30, 2021 increased by $2.8 million, or 32%, as compared to the same period in 2020. The increase was primarily due to an increase in compensation costs of $2.2 million related to hiring additional employees to support our growth and business objectives, and an increase of $0.6 million in overhead expenses related to facilities and infrastructure support.

Research and development expenses for the six months ended June 30, 2021 increased by $4.3 million, or 22%, as compared to the same period in 2020. The increase was primarily due to an increase in compensation costs of $3.8 million related to acquisitions and hiring additional employees to support our growth and business objectives, a decrease in capitalization of internal use software development costs of $0.3 million, and an increase in overhead expenses related to facilities and infrastructure support of $0.5 million, partially offset by a decrease in restructuring charges of $0.3 million.
We believe that continued investment in technology is critical to attaining our strategic objectives, and we intend to balance our investment in research and development with our continued operational and cost optimization efforts. We expect to incur additional research and development expenses in future periods to expand our tools and products that will enable our business to scale and provide more offerings to our customers.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
General and administrative	$15,009	$12,268	$2,741	22%	$27,842	$27,358	$484	2%
Percent of revenues	12%	15%			12%	15%

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

General and administrative expenses for the three months ended June 30, 2021 increased by $2.7 million, or 22%, as compared to the same period in 2020. The increase was primarily due to an increase in professional service fees of $2.2 million and an increase in compensation costs of $0.8 million, partially offset by a decrease in other administrative expenses of $0.3 million.

General and administrative expenses for the six months ended June 30, 2021 increased by $0.5 million, or 2%, as compared to the same period in 2020. The increase was primarily due to an increase in professional service fees of $2.0 million, and an increase in acquisition related charges of $0.3 million, partially offset by a decrease in other administrative expenses of $0.9 million, a decrease in restructuring charges of $0.6 million, and a decrease in compensation costs of $0.3 million.

We expect to continue to incur additional general and administrative expenses in future periods as we continue to invest in corporate infrastructure, and we intend to balance our investment in corporate infrastructure with our continued operational and cost optimization efforts.
Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Change in fair value of contingent consideration	$242	$3,766	$(3,524)	(94)%	$527	$4,226	$(3,699)	(88)%
Percent of revenues	—%	5%			—%	2%

During the three months ended June 30, 2021, we recorded a net charge of $0.2 million related to the re-measurement of contingent consideration associated with Ubimo, due to the increase in expected achievement of certain financial metrics over the contingent consideration period. During the six months ended June 30, 2021, we recorded a net charge of $0.5 million related to the re-measurement of contingent consideration associated with both Ubimo and Elevaate, due to the increase in expected achievement of certain financial metrics over the contingent consideration period. During the three and six months ended June 30, 2020, we recorded a net charge of $3.8 million and $4.2 million related to the re-measurement of contingent consideration associated with both Ubimo and Elevaate, due to the increase in expected achievement of certain financial metrics over the contingent consideration period.
Interest Expense and Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest expense	$(3,767)	$(3,610)	(157)	4%	$(7,497)	$(7,184)	$(313)	4%
Other income (expense), net	194	187	7	4%	(34)	767	(801)	(104)%
	$(3,573)	$(3,423)	$(150)	4%	$(7,531)	$(6,417)	$(1,114)	17%

Interest expense is primarily related to the convertible senior notes, promissory note and finance lease obligations.
Other income (expense), net consists primarily of interest income on U.S. Treasury Bills held as cash equivalents. The decrease in other income (expense), net during the six months ended June 30, 2021, as compared to the same period in 2020, was due to lower interest income earned on U.S. Treasury Bills held as cash equivalents, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.

Provision for (benefit from) Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Provision for (benefit from) income taxes	$218	$(35)	$253	(722)%	$467	$195	$272	140%

The provision for income taxes of $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively, was primarily attributable to our foreign operations, amortization of tax-deductible goodwill from previous acquisitions, and state taxes. The benefit from income taxes of $35 thousand and the provision for income taxes of $0.2 million for the three and six months ended June 30, 2020, respectively, was primarily attributable to our foreign operations, federal and state taxes, and amortization of tax-deductible goodwill from prior acquisitions.

Liquidity and Capital Resources
We have financed our operations and capital expenditures through cash flows from operation and the issuance of convertible senior notes. As of June 30, 2021, our principal source of liquidity were cash and cash equivalents of $238.3 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds.
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
Our Board of Directors has approved programs for the Company to repurchase shares of its common stock. In February 2021, the Company’s Board of Directors authorized a one year share repurchase program (the “2021 Program”) for the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2021 Program at any time without prior notice. During the three and six months ended June 30, 2021, the Company did not repurchase any shares of its common stock. As of June 30, 2021, $50.0 million remains available for future share repurchases under the 2021 Program.
Some of our agreements with retailers include certain prepaid or guaranteed distribution fees which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these prepaid or guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues and associated revenue share payments. For example, in 2020, implementation with a retailer of one of the Company’s solutions resulted in slower than expected adoption due to a variety of factors, including the spread of COVID-19 and a dispute related to the retailer's failure to perform certain obligations under an agreement between the parties. In light of these factors, the Company was not able to meet the contractual minimum under such arrangement at the end of the applicable period, which was deemed to end in October 2020. In order to resolve a disagreement regarding the parties' respective obligations under the agreement with respect to such applicable period, the Company recognized a loss of $8.8 million during the year ended December 31, 2020, to settle such matter. This loss was included in cost of revenues on our consolidated statements of operations. During the second quarter of 2021, the Company notified the retailer that due to the retailer's failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the current period scheduled to end in October 2021. The Company and the retailer are engaged in discussions to resolve this matter. If the contractual minimum applicable to the period scheduled to end in October 2021 remains enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.0 million.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$17,501	$7,996
Net cash used in investing activities	(6,426)	(4,689)
Net cash provided by (used in) financing activities	4,396	(16,238)
Effect of exchange rates on cash and cash equivalents	76	39
Net increase (decrease) in cash and cash equivalents	$15,547	$(12,892)

Operating Activities
Cash from operating activities relates to our net income or loss for the period adjusted for net non-cash income or expenses and changes in our operating assets and liabilities.
During the six months ended June 30, 2021, net cash provided by operating activities of $17.5 million reflects our net loss of $30.6 million, adjusted for net non-cash expenses of $40.7 million, as well as cash provided resulting from changes in working capital of $7.4 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, allowance for credit losses, deferred income taxes, change in fair value of contingent consideration, impairment of a promotion service right and other non-cash expenses, including amortization of right-of-use asset and loss on disposal of property and equipment. The primary sources of cash from working capital items included an increase in deferred revenues of $6.0 million, a decrease in accounts receivable of $3.4 million, a decrease in prepaid expenses and other current assets of $2.5 million, an increase in accrued compensation benefits of $0.1 million, partially offset by a decrease in accounts payable and other current liabilities of $1.7 million and payments for Elevaate contingent consideration of $2.9 million related to the changes in fair value over the contingent consideration period.
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
During the six months ended June 30, 2021, net cash used in investing activities of $6.4 million reflects purchases of property and equipment, which includes capitalized software development costs, and technology hardware and software to support our growth.
Financing Activities
Our financing activities consisted primarily of payments made for shares withheld to cover payroll withholding taxes and the issuance of shares of common stock upon the exercise of stock options.
During the six months ended June 30, 2021, net cash provided by financing activities of $4.4 million reflects $14.8 million, net, in proceeds received from exercises of stock options under equity incentive plans, ESPP, and other, partially offset by payments for Elevaate contingent consideration of $6.1 million (initially measured and included as part of purchase consideration on the date of acquisition), payments made for shares withheld to cover the required payroll withholding taxes of $4.1 million, and payments on promissory note and finance lease obligations of $0.2 million.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual Obligations and Commitments
Refer to Note 14 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business, during the three and six months ended June 30, 2021, to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 23, 2021 with the SEC.
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
There were no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 23, 2021 with the SEC..
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, valuation of assets acquired and liabilities assumed in a business combination, useful lives of intangible assets, estimates related to recovery of long-lived assets and goodwill, measurement of contingent consideration, restructuring accruals, legal contingencies, debt discounts, stock-based compensation, deferred income taxes and associated valuation allowances and distribution fee commitments. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.
The COVID-19 pandemic has created and may continue to create uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for our advertising business, and adversely impact our results of operations. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q for further information.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
During the three and six months ended June 30, 2021, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 23, 2021 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our chief executive officer (“CEO”) and our chief financial officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1.         Legal Proceedings.
We do not list all routine litigation matters with which we are a party. We discuss below certain pending matters. In determining whether to discuss a pending matter, we consider both quantitative and qualitative factors to assess materiality, such as, among others, the amount of damages alleged and the nature of other relief sought, if specified; our view of the merits of the claims and of the strength of our defenses; and whether the action purports to be, or is, a class action the jurisdiction in which the proceeding is pending.
Catalina Marketing Corp. v. Quotient Technology Inc. On February 24, 2021, Catalina Marketing Corporation filed a complaint in the Florida Circuit Court of the Sixth Judicial District against us asserting claims for unlawful and unfair trade practices; tortious interference with business relationship; and tortious interference with prospective business relationship. The complaint alleges that we engaged in predatory pricing practices and misleading communications with potential customers in connection with our in-lane coupon solution. The complaint seeks unspecified compensatory and punitive damages and injunctive relief. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, we believe that Catalina’s claims lack merit.
Result Marketing Group, Ltd. v. Southeastern Grocers et al. On June 17, 2021, Result Marketing Group, Ltd. (“RMG”) filed a complaint in the U.S. District Court for the Middle District of Florida, against Southeastern Grocers, LLC, Bio-Lo, LLC, Winn-Dixie Stores, Inc. (collectively, "SEG") and us. The complaint alleges SEG breached its non-disclosure agreement with RMG by providing us with RMG's trade secrets, including the business concept of and "playbook" for a retail media hub. The complaint alleges we and SEG misappropriated such trade secrets to develop the SEG Media Hub, and that we further misappropriated such trade secrets to develop our "retail performance media platform", which we sell to end users. The complaint further alleges that we interfered with RMG's contract and prospective business relationship with SEG. RMG contends that SEG defrauded it of no less than $59 million, and that we and SEG are jointly and severally liable for treble damages of no less than $177 million. The complaint seeks compensatory and punitive damages, a constructive trust, and attorney's fees. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, we believe that RMG’s claims lack merit.

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
•The loss, or decrease in spending by any significant customer or support from any significant partner, could materially and adversely affect our revenues, results of operations and financial condition.
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
•Our business depends on strong brands, and if we are not able to maintain and enhance our brands, or if we receive unfavorable media coverage, our ability to retain and expand our number of advertisers, retailers and consumers will be impaired and our business and operating results will be negatively affected.

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

Risks Related to Our Platforms, Technology and Intellectual Property
•If our security measures or information we collect and maintain are compromised or publicly exposed, advertisers, retailers and consumers may curtail or stop using our platforms and we could be subject to claims, penalties and fines.
•If the use of mobile device identifiers, third-party cookies or other tracking technology is rejected by consumers, restricted by third parties outside of our control or otherwise subject to unfavorable regulation, the benefits of our offerings and solutions could diminish and we could lose customers and revenue.
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
•Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms, including our websites and mobile applications, and any significant disruption in service could result in a loss of advertisers, retailers and consumers.
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
We have incurred net losses of $65.4 million and $37.1 million in 2020 and 2019, respectively, and incurred net losses of $17.2 million and $30.6 million for the three and six months ended June 30, 2021. We have an accumulated deficit of $480.9 million as of June 30, 2021. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:
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
We may not achieve revenue growth.

We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. Historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. Our revenues may fluctuate due to changes in marketing budgets of advertisers (within which term CPGs are included) and retailers and the timing of their marketing spend. Marketing spend by CPGs is considered the most flexible and easiest to cut and CPGs can change their spend without notice, which can result in our inability to anticipate such fluctuations. For example, budget pressures or unspent budgets at the end of a CPG’s fiscal year may lead to respectively, unexpected reduced or increased spending on our platforms.
Decisions by CPGs or retailers to delay or reduce their digital marketing on our platforms or choose a solution from one of our competitors, or changes in our fee arrangements with CPGs, retailers and other commercial partners, could also slow our revenue growth or reduce our revenues. For instance, beginning in mid-March of 2020, decisions by CPGs and retailers to mostly pause or delay, and in some cases cancel, marketing campaigns due to the uncertainty, supply-chain disruption, and consumer purchasing behavior changes caused by the COVID-19 pandemic had an adverse impact on our revenue and revenue growth for the second quarter of 2020. While CPGs and retailers resumed digital marketing in the second half of 2020 generally, certain CPGs still are experiencing supply chain disruption and as circumstances change, we may continue to see reduced digital marketing levels and postponed or cancelled campaigns, particularly if COVID-19 outbreaks persist or, more broadly, the pandemic worsens.
Our business is complex and evolving. We may offer new capabilities, pricing, service models, process and delivery methods to advertisers and retailers. These new capabilities may change the way we generate and/or recognize revenue, which could impact our operating results. We announced in the first quarter of 2020 that effective second quarter of 2020, we would modify the way we process and deliver certain media products to enhance customer experience. As a result of these changes, we have recognized certain revenue on a net basis as compared to the prior recognition on a gross basis and this has caused a decrease in our revenue growth and impacted our revenues. In addition, if we shift a greater number of our arrangements with advertisers to new pricing models and we are not able to deliver on the results, our revenue growth and revenue could be negatively affected.
We believe that our continued revenue growth will depend on our ability to:
•increase our share of advertiser spend on promotions and media (collectively, “marketing spend”) through our platforms, increase the number of brands that are using our platforms within each advertiser or CPG, and expand our advertiser or CPG base;
•adapt to changes in marketing goals, strategies and budgets of advertisers and retailers and the timing of their marketing spend;
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
The success and scale of our platforms depend on our strategic relationships with retailers and the level of retailer commitment and support for our platforms. If we do not expand these relationships, if we do not renew these relationships on at least substantially similar terms as were in place immediately prior to renewal, if we lose one or more retailers, or if we do not add new retailers to our platforms, our business will be negatively affected.
For instance, our revenue and growth may be adversely impacted if retailers do not support our platforms. The success of our platforms requires integration with a retailer’s POS, loyalty programs and consumer channels. Certain platform capabilities may require integration with other retailer systems as well. This integration requires time and effort from the retailer; and may require us to work with a retailer’s third-party service providers, some of whom may be our competitors. In addition, the success of our platforms requires consumer and advertiser adoption which requires significant marketing and other support from retailers, including retailer programs that drive more advertiser spend on our platforms. If retailers do not provide sufficient or timely resources and support, platform launches could be delayed and consumer and/or advertiser adoption could be slow or minimal, which would negatively impact our revenue, costs of revenue, and recoverability of certain assets. For example, delays in the launch of in-lane promotions and sponsored search and display adversely impacted our revenue growth for the second half of 2019. Our revenue was negatively affected in the first half of 2020 when retailers mostly paused or delayed, and in some cases cancelled, marketing campaigns on our platforms in response to supply-chain challenges and out-of-stock product at shelf, consumer purchasing behavior changes, and other issues resulting from the COVID-19 pandemic.
The success of our platforms also depends in part on our use of consumer sales data provided by retailers, our access to retailer’s consumer channels, the size and quality of retailer audiences, and the national scale and reach of our retailer network. If we fail to secure, or are found to be in violation of the terms of, such data, access and scale, we could lose access to retailer data and our platforms would be less valuable to advertisers and other business partners.
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
The loss, or decrease in spending by any significant customer or support from any significant partner, could materially and adversely affect our revenues, results of operations and financial condition.
Our business is exposed to risks related to customer concentration, particularly among advertisers, and partner concentration, particularly among retailers. The loss of or decrease in spending by any of our significant customers, or the loss of or decrease in support from any of our significant partners, or a deterioration in our relationships with any of them, could materially and adversely affect our revenues, results of operations and financial condition.

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
Some of our agreements with retailers include certain prepaid or guaranteed distribution fees, which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these prepaid or guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We consider various factors in our assessment of whether these prepaid or guaranteed distribution fees may not be recoverable, including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenue, and associated revenue share payments. For example, in 2020, implementation with a retailer of one of the Company’s solutions resulted in slower than expected adoption due to a variety of factors, including the spread of COVID-19 and a dispute related to the retailer's failure to perform certain obligations under an agreement between the parties. In light of these factors, we were not able to meet the contractual minimum under such arrangement at the end of the applicable period, which was deemed to end in October 2020. In order to resolve a disagreement regarding the parties' respective obligations under the agreement with respect to such applicable period, we recognized a loss of $8.8 million during the year ended December 31, 2020, to settle such matter. During the second quarter of 2021, the Company notified the retailer that due to the retailer's failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the current period scheduled to end in October 2021. The Company and the retailer are engaged in discussions to resolve this matter. If the contractual minimum applicable to the period scheduled to end in October 2021 remains enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.0 million. It is possible that we will not be able to meet future contractual minimums of this agreement or other agreements in the future, which could have an adverse impact on our business.
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
•our efforts to add higher-margin solutions to our suite of offerings, for example transitioning from managed service offerings to self-service and automated offerings;
•our ability to meet contractual minimums under guaranteed distribution fee arrangements;
•increasing costs of maintaining, expanding and adding retailer relationships;
•increasing data acquisition and media acquisition costs;
•evolving fee arrangements with advertisers and retailers, which might have an impact on our gross margins;
•success of our pricing strategies, including duration-based pricing strategies;
•our decision to exit higher margin non-strategic products or business lines;
•success of our investments in technology and automation or through acquisitions to gain cost efficiencies;
•increasing pricing pressures from competitors, advertisers and agencies representing advertisers; and

•success of higher-margin new products.
We have seen pressure on our gross margins, which we principally attribute to the factors described above and we expect this pressure to continue while our growth strategy evolves and our product mix continues to change. For instance, lower-margin media products have increased in our product mix and we face margin pressure arising from increased media and data acquisition costs due, in part, to reduced inventory and increased consumer ability to opt out of permitting their personal information to be used for marketing purposes. See Risk Factor below entitled "If the use of mobile device identifiers, third-party cookies or other tracking technology is rejected by consumers, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, the benefits of our offerings and solutions could diminish, our data and media acquisition costs could increase and we could lose customers and revenue". Although we expect to gain leverage as our business expands, our platforms transition to self-service, and through automation, there is no guarantee that we will succeed.
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
In addition to other factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•our ability to adapt to changes in marketing goals, strategies and budgets of advertisers and retailers and the timing of their marketing spend;
•our ability to maintain or expand our retailer network and expand into new verticals;
•our ability to maintain and expand our data rights with our retailer network;
•our ability to leverage retailer demands to increase CPG spend on retailer performance media;
•the impact of competitors or competitive products and services, and our ability to compete in digital marketing;
•the impact of pricing pressures from our competitors, advertisers or CPGs, and agencies representing advertisers or CPGs;
•the impact of increasing media acquisition and data acquisition costs;
•the impact of litigation involving us, our industry or both, including investigations by regulators or claims made by our competitors or other third parties;
•reduction in demand or volatility in demand for one or more of our products, which may be caused by, among other things: delay or cancellation of marketing campaigns by advertisers and retailers as they focus on manufacturing in-demand products, replenishing out-of-stock items, adjust to changes in consumer purchasing behavior, contend with supply-chain challenges, and other issues arising out of the COVID-19 pandemic;
•disruption of planned themed marketing campaigns by advertisers and retailers, including campaigns that were adversely impacted by shelter-in-place orders and social distancing due to the COVID-19 pandemic;
•reduction in overall media spend by advertisers in reaction to the COVID-19 pandemic, which primarily had a negative effect on our media business starting March of 2020 and into the second quarter of 2020 and despite a return of bookings in the second half of 2020, could have an adverse effect through 2021;
•our ability to grow existing consumer usage of, and attract new consumers to, our digital promotion offerings and more generally to interactions with our platform, including through our retailer partner sites and our publisher network;
•our ability to obtain and increase the number of high quality promotions;
•changes in consumer behavior with respect to digital promotions and media and how consumers access digital promotions and media and our ability to develop applications that are widely accepted and generate revenues for advertisers, retailers and us;
•our ability to control costs including the costs of investing, maintaining and enhancing our technology infrastructure;
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
•our ability to manage innovation, including extent of investments in and success in deploying new offerings, and our ability to manage transitions from legacy platforms and solutions to new platforms and solutions such as those with self-service and automation capabilities;
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
•changes in accounting rules, tax laws or interpretations thereof; and
•business model or solution delivery changes that result in differences in accounting treatment, including whether revenue is recognized on a net or gross basis.

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
As consumer demand for digital promotions has increased, promotion spending has shifted from traditional promotions through traditional offline or analog channels, such as newspapers and direct mail, to digital coupons. Although we expect advertisers to reduce and eventually stop spending on the offline free-standing insert ("FSI"), our expectations regarding the timing of such change or our expectations that advertisers will shift some of their FSI budgets to our platforms or about the timing of such shifts may not be accurate. It is also difficult to predict whether advertisers will decide to shift FSI budgets to other marketing channels if digital promotions lose favor with advertisers, retailers or consumers. For example, some large retailers do not yet use digital paperless promotions. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. We will need to continue to grow demand for our platforms by advertisers, retailers and consumers, including through continued innovation and implementation of new initiatives associated with digital promotions. If a retailer decides not to accept digital paperless promotions, advertisers reduce spend in digital promotions, or advertisers chooses our competitors’ products and services, our business could be negatively affected.
If the demand for digital promotions does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenue and gross margins require increasing or maintaining the number of brands that are using our promotions platforms within each CPG. If our projections regarding the adoption and usage of our promotions platforms by retailers, advertisers (including CPGs) and consumers, do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. Even if we are successful in driving the adoption and usage of promotions platforms by retailers, advertisers and consumers, if our fee arrangements or transaction volumes, or the mix and quality of offers, change or do not meet our projections, our revenues may be negatively affected. We expect that the market will evolve in ways which may be difficult to predict. For example, if consumer demand for our national and shopper promotions or our mobile applications does not grow as we expect or decreases, our business may be negatively affected. If we are unable to grow or successfully respond to changes in the digital promotions market, our business could be negatively affected and our results of operations could be negatively impacted. For example, some retailers discontinued the acceptance of paper coupons for a variety of reasons, including to address the fear that COVID-19 may be transmitted through paper. If retailers and consumers refuse to use our solutions involving paper, such as digital print, in-lane offers and national rebates, our business could be negatively affected. Our revenues may also be negatively affected if we are unable to manage the transition and the growth of digital paperless coupons is slower than the decline in digital print coupons. Conversely, acceleration of this shift (from, for example, acceptance of digital paperless coupons by new retailers) could lead to unanticipated increases in revenue.

If we fail to maintain and expand the use by consumers of digital promotions on our platform, our revenues and business will be negatively affected.
We must continue to maintain and expand the use by consumers of digital promotions on our owned-and-operated sites, on retailer sites and on our publisher network in order to increase the attractiveness of our platforms to advertisers and retailers, and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of relevant and high-quality digital promotions, or that the usage of digital promotions is easy and convenient through our platforms, we may not be able to attract or retain consumers. In addition, as consumer behavior in accessing digital promotions changes and new distribution channels emerge, if we do not successfully respond and do not develop products or solutions that are widely accepted, we may be unable to retain consumers or attract new consumers and as a result our business may suffer. We also depend on our retail partners to devote sufficient time, resources or funds to the promotion of our platforms and marketing of our digital promotions to consumers. If we are unable to maintain and expand the use by consumers of digital promotions on our platforms and consumer properties, as well as the digital properties and channels of retailers and other publishers in our network, or if we do not do so to a greater extent than our competitors, advertisers may find that offering digital promotions on our platforms do not reach consumers with the scale and effectiveness that is compelling to them. Likewise, if retailers find that use of our platforms does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, then the revenues we generate may not increase to the extent we expect or may decrease. Any of these could harm our business. Additionally, consumer shopping behavior has changed dramatically in response to the COVID-19 pandemic. For instance, shoppers continue to minimize shopping trips, rely on online grocery shopping, change buying habits as their lifestyles were impacted by state and local orders and social distancing. If consumers decide not to use our products that involve paper as a result of the COVID-19 pandemic and do not find our purely digital products compelling, our business could be harmed.
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
•companies offering online and marketing services to retailers and advertisers, such as Mi9 Retail, Inc. and Flipp Corp.; and
•companies offering digital advertising technology, inventory, data, and services solutions and channels for advertisers and retailers including: Alphabet Inc., Facebook, Inc., Pinterest, Inc., Amazon.com, Inc., Adobe Inc.,, The Trade Desk Inc., Oracle Corporation, Criteo S.A., Microsoft Corporation, and others.
We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:

•scale and effectiveness of reach in connecting advertisers and retailers to consumers in a digital manner, through web, mobile and other digital properties;
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
We are subject to competition from large, well-established companies which have significantly greater financial, marketing and other resources than we do and have offerings that compete with our platforms or may choose to offer digital promotions and media and audiences as an add-on to their core business on their own or in partnership with one of our competitors that would directly compete with ours. Many of our larger actual and potential competitors have the resources to significantly change the nature of the digital promotions industry to their advantage, which could materially disadvantage us. For example, Alphabet Inc. and Facebook, Inc., retailers such as Kroger, online retailers such as Amazon have highly trafficked industry platforms which they have leveraged, or could leverage, to distribute digital promotions and media that could negatively affect our business. In addition, these potential competitors may have greater access to first-party data, be able to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to attract more consumers and, as a result, more advertisers and retailers, or generate revenues more effectively than we do. Our competitors may offer digital promotions or targeted media campaigns that are similar to the digital promotions and targeted media campaigns we offer or that achieve greater market acceptance than those we offer. We are also subject to competition from smaller companies that launch similar or new products and services that we do not offer and that could gain market acceptance. We may also face claims or lawsuits from our competitors. For example, in February 2021, Catalina Marketing Corporation filed a complaint against us, alleging that we engaged in predatory pricing practices and misleading communications with potential customers in connection with our in-lane promotions solution, and in June 2021, Result Marketing Group, Ltd. filed a complaint against us, alleging misappropriation of trade secrets, interference with contract, interference with prospective business relationships and unjust enrichment. While we believe that these claims are without merit, these matters could cause us to incur substantial costs and resources defending against the claims, could distract our management from our business and could cause uncertainty among our customers or prospective customers, all of which could have an adverse effect on our business, operating results and financial condition. For additional information regarding these matters, see Item 1, “Legal Proceedings,” contained in Part II of this report.
Our success depends on the effectiveness of our platforms in connecting advertisers and retailers with consumers and with attracting consumer use of the digital promotions and media delivered through our platforms.

To the extent we fail to provide digital promotions and media for high quality, relevant products, or otherwise fail to successfully reach consumers on their mobile device or elsewhere, consumers may become dissatisfied with our platforms and decide not to use our digital promotions or interact with our digital media and elect to use or view the digital promotions and media distributed by one of our competitors. As a result of these factors, our advertisers and retailers may not receive the benefits they expect, and advertisers may use the offerings of one of our competitors, and retailers may elect to handle promotions and media themselves or exclude us from integrating with their in-store and POS systems or consumer channels, and our operating results would be adversely affected. Similarly, if retailers elect to use a competitive distribution network or platform, and we do not have, or fail to maintain, an agreement to distribute content through that network or platform, advertisers may elect to provide digital promotions and media directly to that network or platform, instead of through our platform. If retailers and advertisers require our platforms to integrate with competitive offerings instead of using our products, we could lose some of our competitive advantage and our business could be negatively affected.
We also face significant competition for trade promotion and marketing spending. We compete against online and mobile businesses, including those referenced above, and traditional advertising outlets, such as television, radio and print, and marketing spending. In order to grow our revenues and improve our operating results, we must increase our share of advertiser spending on digital promotions and media relative to traditional sources and relative to our competitors, many of whom are larger companies that offer more traditional and widely accepted media products.
We also directly compete with retailers who develop and manage digital advertising or data products in-house, such as The Kroger Company with its wholly owned subsidiary of 84.51°. Many retailers market and offer their own digital advertising solutions, including retailer performance media, targetable audiences and sponsor search, directly to advertisers. We also compete with retailers directly and indirectly for consumer traffic. Retailers will market promotions and media directly to consumers using their own websites, email newsletters and alerts, mobile applications and social media channels. Additionally, some retailers also market and offer their own digital promotions and media directly to consumers using our platforms for which we earn no revenue. Our retailers could be more successful than we are at marketing their own digital promotions and media, could develop or expand their own in-house capabilities, and could decide to terminate their relationship with us or renew the relationship on less favorable terms than existed previously. For instance, retailers in our network have commented publicly on their desire to develop and manage retail performance media solutions in-house.
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
A growing portion of our business is conducted with advertising agencies acting on behalf of advertisers and retailers. Advertising agencies are instrumental in assisting advertisers and retailers to plan, manage and purchase media and promotions, and each advertising agency generally allocates media and promotion spend from advertisers and retailers across numerous channels. As advertising agencies represent the marketing budgets of multiple advertisers and retailers, we expect they will be able to exert more pricing pressure on us. We are still developing relationships with, and do not have exclusive relationships with, advertising agencies and we depend in part on advertising agencies to work with us as they embark on marketing campaigns for advertisers and retailers. While in most cases we have developed relationships directly with advertisers and retailers, we nevertheless depend in part on advertising agencies to present to their advertiser and retailer clients the merits of our platform. Inaccurate descriptions of our platforms by advertising agencies, over whom we have no control, negative recommendations regarding use of our service offerings or failure to mention our platforms at all could hurt our business. In addition, if an advertising agency is disappointed with our platforms on a particular campaign or generally, we risk losing the business of the advertiser or retailer for whom the campaign was run, and of other advertisers and retailers represented by that agency. Since many advertising agencies are affiliated with other advertising agencies in a larger corporate structure, if we fail to develop and maintain good relations with one advertising agency in such an organization, we may lose business from the affiliated advertising agencies as well.
Our sales could be adversely impacted by industry changes relating to the use of advertising agencies. Moreover, to the extent that we do not have a direct relationship with advertisers or retailers, the value we provide to advertisers and retailers may be attributed to the advertising agency rather than to us, further limiting our ability to develop long-term relationships directly with advertisers and retailers. Advertisers and retailers may move from one advertising agency to another, and we may lose the underlying business. The presence of advertising agencies as intermediaries between us and the advertisers and retailers thus creates a challenge to building our own brand awareness and affinity with the advertisers and retailers that are the ultimate source of our revenues. In addition, advertising agencies conducting business with us could develop similar digital marketing solutions. As such, these advertising agencies are, or may become, our competitors. If they further develop their own capabilities, they may be more likely to offer their own solutions to advertisers, and our ability to compete effectively could be significantly compromised and our business, financial condition and operating results could be adversely affected.
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
Our business and operations have been and may continue to be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we and our partners operate. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to and persists in many countries worldwide, including the United States.
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
In addition, the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular is difficult to assess or predict. A recession or market correction resulting from the spread of COVID-19 and its impacts could decrease marketing spend, particularly in media, adversely affecting the demand for our solutions, our business, and the value of our common stock. While we have seen advertisers or CPGs spend or increase their spend on promotions during economic downturns, there is no guarantee they will do so in a future economic downturn, including one that may be presently taking shape due to the persistence of the COVID-19 pandemic or inflationary pressures brought about as a consequence of the pandemic.
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
We have significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Through acquisitions we have added multiple additional offices within the last three years. We also recently announced that we signed a lease in Salt Lake City, Utah and plan to move our principal executive offices there in the second half of 2021. Such expansion increases the complexity of our business and places significant demands on our management, operations, technical performance, financial resources and internal control over financial reporting functions. Continued growth could strain our ability to deliver solutions on our platforms, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. Failure to manage our expansion may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.
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
Providing our products and services to our advertisers, retailers and consumers is costly and we expect our expenses to continue to increase in the future as we grow our business with existing and new advertisers and retailers and develop new products and services that require enhancements to our technology infrastructure. In addition, our operating expenses, such as our sales, marketing and engineering expenses are expected to continue to grow to support our anticipated future growth. As a result of the requirements of being a public company we incur significant legal, accounting and other expenses. Our expenses may grow faster than our revenues, and our expenses may be greater than we anticipate. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be negatively affected.
If our websites or those of our publishers fail to rank prominently in unpaid search results from search engines, traffic to our websites could decline and our business would be adversely affected.
Our success depends in part on our ability to attract consumers through unpaid Internet search results on search engines, such as Google. The number of consumers we attract to our websites from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, major search engines frequently modify their ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites or we may receive less favorable placement which could reduce traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. For example, the search result rankings of our websites have fallen relative to the same time last year. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their index. Moreover, the use of voice recognition technology, such as Alexa, Google Assistant or Siri, may drive traffic away from search engines, which could reduce traffic to our website. Any reduction in the number of consumers directed to our websites could reduce the effectiveness of our coupon codes for specialty retailers and digital promotions for advertisers and retailers and could adversely impact our business and results of operations. It could also reduce our ability to sell media advertising on our sites, which would negatively impact revenues and harm our business. For example, we have seen a decline in the revenues from specialty retail and expect this trend to continue.
Factors adversely affecting performance marketing programs and our relationships with performance marketing networks and brand partners, or the termination of these relationships, may adversely affect our ability to attract and retain merchants and our coupon codes business.
A decreasing portion of our business is based upon consumers using coupon codes from specialty retailers in connection with the purchase of goods or services. The fees we earn for coupon codes accessed through our platforms are tracked by performance marketing networks. Third-party performance marketing networks provide publishers with affiliate tracking links that allow for revenues to be attributed to publishers. When a consumer executes a purchase on a publisher’s website as a result of a performance marketing program, most performance marketing conversion tracking tools credit the most recent link or ad clicked by the consumer prior to that purchase. This practice is generally known as “last-click attribution.” We generate revenues through transactions for which we receive last-click attribution. Risks that may adversely affect our performance marketing programs and our relationships with performance marketing networks include the following, some of which are outside our control:
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
Digital promotions can be in the form of redeemable coupons, coupon codes with unique identifiers, loyalty card linked offers, and national rebates. It is possible that third parties may create counterfeit digital coupons, coupon codes, exceed print or use limits in order, or submit fraudulent receipts to fraudulently or improperly claim discounts or credits for redemption. If we are unable to identify fraudulent national rebates claims before we pay out cash for these claims we might be unable to get reimbursement from our customers. It is possible that individuals will circumvent our anti-fraud systems using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract. Further, we may not detect any of these unauthorized activities in a timely manner. Third parties who succeed in circumventing our anti-fraud systems may sell the fraudulent or fraudulently obtained digital coupons on social networks or claim discounts, credits or rebates that they are not entitled to, which would damage our brand and relationships with advertisers and harm our business. Legal measures we take or attempt to take against these third parties may be costly and may not be ultimately successful. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse advertisers and retailers for any funds stolen or revenues lost as a result of such breaches. Our advertisers and retailers could also request reimbursement, or stop using our platforms and products, if they are affected by buyer fraud or other types of fraud. We may incur significant losses from fraud and counterfeit digital coupons and receipts. If our anti-fraud technical and legal measures do not succeed, our business may suffer.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses including unauthorized use or disclosure of consumer data.
Our agreements with advertisers, retailers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement or other liabilities relating to or arising from our products, services or other contractual obligations including those relating to data use and consumer consent. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments, individually or in the aggregate across customers, could harm our business.
Our business depends on strong brands, and if we are not able to maintain and enhance our brands, or if we receive unfavorable media coverage, our ability to retain and expand our number of advertisers, retailers and consumers will be impaired and our business and operating results will be negatively affected.
We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing our brand is critical to expanding our base of advertisers, retailers and consumers. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business would be negatively affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive.
Unfavorable publicity or consumer perception of our websites, mobile applications, platforms, practices or service offerings, or the offerings of our advertisers and retailers, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenues and a negative impact on the number of advertisers and retailers we feature and our user base, the loyalty of our consumers and the number and variety of digital coupons we offer. As a result, our business could be negatively affected.
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
•fluctuations in currency exchange rates and regulatory compliance in the countries where our research and development activities and operations are located; and
•interruptions to our operations in the countries where our research and development activities and operations are located as a result of floods and other natural catastrophic events as well as other events beyond our control such as power disruptions, terrorism or the persistence of the COVID-19 pandemic.
Difficulties resulting from the factors above could increase our research and development or operational expenses, delay the introduction of new products, or impact our product quality, the occurrence of any of which could adversely affect our business and operating results.
If we fail to expand effectively in international markets, our revenues and our business may be negatively affected.
We currently generate almost all of our revenues from the United States. We also operate to a limited extent in the United Kingdom, France and other countries in Europe. Many advertisers and retailers on our platforms have global operations and we plan to grow our operations and offerings through expansion in existing international markets and by partnering with our advertisers and retailers to enter new geographies that are important to them. Further expansion into international markets will require management attention and resources and we have limited experience entering new geographic markets. Entering new foreign markets will require us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our business model. In some countries, we will compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. As we expand internationally, we will be subject to risks of doing business internationally, including the following:
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
Many of these laws, regulations, and standards are still evolving and being tested in courts, and industry standards are still developing. As a result, the regulatory framework for privacy, information security, data protection and data Processing worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or practices. Our business, including our ability to operate and expand, could be adversely affected if legislation, regulations or industry standards are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices or the design of our platform. Existing and future laws, regulations and industry standards could restrict our operations, and our ability to retain or increase our advertisers and retailers and consumers’ use of digital promotions delivered on our platforms may be adversely affected and we may not be able to maintain or grow our revenues as anticipated.
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
Data privacy and regulation of privacy, information security and Processing has become a significant issue in the United States, countries in Europe and the United Kingdom, and in other countries across the globe. The legal and regulatory framework for privacy and security issues is rapidly evolving and is expected to increase our compliance costs and exposure to liability. We and our service providers and partners are subject to a variety of federal, state and foreign laws, regulations and industry standards regarding privacy, data protection, data security, marketing and consumer protection, which address the Processing of data relating to individuals, as well as the tracking of consumer behavior and other consumer data (“Data Protection Laws”). We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing and expanding, including to offer consumers additional privacy rights with regard to profiling and online behavioral advertising. These laws, regulations and industry standards may be subject to differing interpretations, may be inconsistent among countries or conflict with other rules, may be costly to comply with or inconsistent among jurisdictions, or may conflict with other rules, laws or Data Protection Obligations (defined below).
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
We are or may also be subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks (“Privacy Policies”) and contractual obligations to third parties related to privacy, data protection, and information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (“Data Protection Obligations”). Our solutions depend in part on our ability to use data that we obtain in connection with our offerings, and our ability to use this data may be subject to restrictions in our commercial agreements and subject to the privacy policies of the entities that provide us with this data. Our service providers or our partners’, failure to adhere to these third-party restrictions on data use may result in claims, proceedings or actions against us by our business counterparties or other parties, or other liabilities, including loss of business, reputational damage, and remediation costs, which could adversely affect our business.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. In Europe, the General Data Protection Regulation (2016/679) (“GDPR”) went into effect in May 2018 and introduced strict requirements for Processing the personal data of data subjects. The EU GDPR has direct effect in all EU Member States and has extraterritorial effect where organizations outside of the European Union Process personal data of individuals in the European Union in relation to the offering of goods or services to those individuals (“targeting test”) or the monitoring of their behavior (“monitoring test”). As such, the EU GDPR applies to us to the extent we are established in an EU Member State or we meet the requirements of either the targeting test or the monitoring test. Companies that must comply with the EU GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, an order prohibiting Processing of personal data of data subjects in the EU, and potential fines for noncompliance of up to €20 million or 4% of consolidated annual worldwide gross revenues of the noncompliant company, whichever is greater. The EU also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. European data protection laws including the EU GDPR also prohibit the transfer of personal data from Europe, including the European Economic Area ("EEA"), and Switzerland, to the United States and other countries that the European Commission does not recognize as having “adequate” data protection laws (“third countries”) unless the parties to the transfer have implemented an appropriate data transfer mechanism in accordance with the EU GDPR. One of the primary mechanisms allowing U.S. companies to import personal data from Europe in compliance with the EU GDPR has historically been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, in the “Schrems II” ruling, invalidated the EU-U.S. Privacy Shield framework. The Swiss Federal Data Protection and Information Commissioner also recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S.

The Schrems II decision also imposed further restrictions on the use of one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses (“SCCs”), including a requirement for companies to carry out a transfer privacy impact assessment which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. At present, there are few, if any, viable alternatives to the “SCCs. The European Commission recently adopted new SCCs, and additional regulatory guidance has been released that seeks to imposes additional obligations on companies seeking to rely on the SCCs. As such, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law; may increase our exposure to the EU GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may reduce demand from companies subject to European data protection laws. Moreover, where we rely on SCCs, we must now evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. This evaluation will, in particular, include an assessment as to whether the types of personal data transferred pursuant to SCCs may be subject to government surveillance in the data importer’s country, and an assessment as to whether the data importer can meet its contractual obligations under the SCCs. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our products and operating our business.
In addition, we may be required to put in place additional mechanisms to ensure compliance with the EU GDPR. This includes inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed, and to limit the amount of personal data processed; (iii) obligations to implement appropriate technical and organizational measures to safeguard personal data and to report certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible); and (iv) obligations to provide individuals with various data protection rights (e.g., the right to erasure of personal data). Compliance with the EU GDPR involves rigorous and time-intensive processes that may increase our cost of doing business or require us to change our business practices. There may also be a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the required procedures.
Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, known as Brexit. Following December 31, 2020, the EU GDPR’s data protection obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” or more explicitly, the EU GDPR continues to form part of the laws in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (EU Exit) Regulations), which potentially exposes us to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and, as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.
Any failure or perceived failure by us to comply with applicable laws and regulations or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us, Any of the foregoing could result in significant liability or cause our customers to lose trust in us, any of which could have an adverse effect on our reputation, operations, financial performance and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the California Consumer Privacy Act and other similar state comprehensive privacy laws, and other state and federal laws relating to privacy and data security. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of the sale of personal information with third parties and provides a private right of action and statutory damages for data breaches. The CCPA may increase our compliance costs and potential liability. In addition, the California Privacy Rights Act of 2020, or CPRA, is scheduled to take effect on January 1, 2023, and would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, including laws already passed in Virginia and Colorado that will go into effect in 2023, and which could create the potential for a patchwork of overlapping but different state laws and more stringent United States privacy requirements, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. Compliance with the increasing number of newly enacted privacy and data security laws and regulations may be challenging, costly and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. Such laws and pending legislative initiatives, to the extent that they become privacy and data security laws or regulations in various states, may have potentially conflicting requirements that would make compliance challenging. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or similar requirements, which could increase the cost and complexity of providing our products and services and other aspects of our business.
We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. With laws and regulations in the EU, the United States, and globally imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these laws and regulations, or of contractual or other obligations relating to privacy, data protection, or information security, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and Processing practices, our policies or procedures, or our products and services. For instance, with the increased focus on the use of data for advertising, the anticipation and expectation of future laws, regulations, standards and other obligations could impact us and our existing and potential business partners and delay certain business partnerships or deals until there is greater certainty. In addition, as we expand our data analytics and other data-related product offerings there may be increased scrutiny on our use of data and we may be subject to new and unexpected regulations. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to provide targeted digital promotions and media to consumers, advertisers and retailers, thereby impairing our ability to maintain and grow our total customers and increase revenues. Future restrictions on the collection, use, sharing or disclosure of our users’ data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our solutions, possibly in a material manner, and could limit our ability to develop or outright prohibit new solutions and features.
We may face challenges in addressing their requirements of any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards and making necessary changes to our policies and practices, and such changes may require us to incur additional costs and restrict our business operations. Although we endeavor to comply with our Privacy Policies and other privacy-, data protection-, or information security-related obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors to comply with our Privacy Policies and other privacy-, data protection-, or information security-related obligations. Any failure or perceived failure by us to comply with our Privacy Policies and our privacy-, data protection-, or information security-related obligations to customers or other third parties or any of our other legal obligations relating to privacy, data protection, information security, marketing or consumer protection, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity or public statements against us by consumer advocacy groups or others and could result in significant liability or cause a loss of trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our users’, advertisers’ or retailers’ ability to use and share personally identifiable information or our ability to store, process and share personally identifiable information or other data, demand for our solutions could decrease, our costs could increase, our revenue growth could slow, and our business, financial condition and operating results could be harmed.
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
We are required under U.S. GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators and competition. In the future we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could adversely impact our results of operations and harm our business.
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
Risks Related to Our Platforms, Technology and Intellectual Property
If our security measures or information we collect and maintain are compromised or publicly exposed, advertisers, retailers and consumers may curtail or stop using our platforms and we could be subject to claims, penalties and fines.
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
Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other malicious internet-based activity are prevalent in our industry and our customers and partners’ industries and continue to increase. In addition, we may experience attacks, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, and advanced persistent threat intrusions.We and our third party service providers regularly defend against and respond to a variety of cybersecurity attacks and incidents. Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity of the information technology networks and systems, processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against, or adequately respond to mitigate the impact of, all data security and privacy threats and attacks. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, will be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our applications, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our applications, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Our applications, systems, networks, and physical facilities could be breached or personal information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees, customers or partners to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, applications, systems, networks and/or physical facilities utilized by our vendors. We have and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers or partners’ data or to disrupt our operations or ability to provide our services. While we have been successful in preventing such unauthorized access and disruption in the past, we may not continue to be successful against these or other attacks in the future.
Due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks. If we, or our service providers and partners, experience compromises to security that result in performance or availability problems, the complete shutdown of one or more of our platforms, digital properties and mobile applications, or the misuse, loss or unauthorized access to or disclosure of confidential information, personally identifiable information, or other personal or proprietary data, advertisers, retailers, and consumers may lose trust and confidence in us and decrease their use of our platforms or stop using our platforms entirely. Such compromises to personal or sensitive information or proprietary data could lead to litigation or other adversarial actions by business partners such as retailers or consumers.
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
As an example, for certain media campaigns, we receive tracking information from the systems of retailers, their service providers, and other third parties. If those parties fail to provide us information, fail to provide information in a timely fashion, or provide incorrect information, or if for other reasons we are unable to properly track such information, our results of operations and our ability to timely determine our revenue share payment obligation to retailers could be adversely impacted. Additionally, our ability to successfully leverage such data depends on our continued ability to access and use data from various sources, which can be restricted by a number of factors, including consumer choice, the success in obtaining consumer consent, restrictions imposed by our retail and other data partners or other third parties, publishers and web browser developers or other software developers, changes in technology, including changes in web browser technology, and new developments in, or new interpretations of laws, regulations and industry standards. For example, Apple has recently implemented several changes to iOS that will require consumers to opt-in to sharing data with publisher sites and app, which may adversely impact our business. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanism as a result of industry regulatory and/or legal developments, the adoption by consumers of browsers settings or “ad-blocking” software and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.
In addition, unfavorable publicity and negative public perception about our industry or data collection and use could adversely affect our business and operating results. With the growth of online advertising and eCommerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and privacy matters, particularly as they relate to individual privacy interests. Any unfavorable publicity or negative public perception about our use of data or other data focused industries could affect our business and results of operations, and may lead digital publishers like Facebook to change their business practices, or trigger additional regulatory scrutiny or lawmaking that affects us. Negative public attention could cause advertisers or our retail partners to discontinue using our targeted advertising solutions and limit our ability to measure campaigns delivered through our platforms. This public scrutiny may also lead to general distrust of data and marketing companies, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective customers’ demand for our products and services and adversely affect our business and operating results.
If the use of mobile device identifiers, third-party cookies or other tracking technology is rejected by consumers, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, the benefits of our offerings and solutions could diminish, our data and media acquisition costs could increase and we could lose customers and revenue.
We and our third-party partners might use a number of technologies to collect information used to deliver our solutions. For instance, mobile device identifiers such as Apple IDFA and Google AdID help us and our third-party partners identify, target and measure relevant promotions and media to consumers. Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, Apple announced early 2020 that it will require user opt-in before permitting access to Apple’s unique identifier, or IDFA. Apple initially targeted fall of 2020 for implementing these changes but has implemented it as of early 2021. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem, increase data and media acquisition costs, and could harm our growth.
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

Consumers can also delete cookies from their computers. Some consumers also download "ad blocking" software that prevents cookies from being stored on a user's computer. If more consumers adopt these settings or delete their cookies more frequently than they currently do, our business could be negatively affected. In addition, certain web browsers may block third-party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers are altered by consumers to permit the placement of third-party cookies, we would be able to set fewer of our cookies in users’ browsers, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to identify individual consumers or Internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same user across different web properties, and reduce the effectiveness of our solutions.
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
Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms, including our websites and mobile applications, and any significant disruption in service could result in a loss of advertisers, retailers and consumers.
We deliver digital promotions and media via our platforms, including over our websites and mobile applications, as well as through those of our advertisers and retailers and our publishers and other third parties. Our reputation and ability to acquire, retain and serve advertisers and retailers, as well as consumers who use digital promotions or view media on our platforms are dependent upon the reliable performance of our platforms. As the number of our advertiser customers, retailers and consumers and the number of digital promotions, digital media and information shared through our platforms continue to grow, we will need an increasing amount of network capacity and computing power. Our technology infrastructure and platforms are hosted across two data centers in co-location facilities in California and Virginia. We also operate our applications and services in Microsoft Azure and Google GCP cloud platforms.We have spent and expect to continue to spend substantial amounts in our data centers, cloud platforms, and equipment and related network infrastructure to handle the traffic on our platforms. The operation of these systems is expensive and complex and could result in operational failures. In the event that the number of transactions or the amount of traffic on our platforms grows more quickly than anticipated, we may be required to incur significant additional costs. In addition, as we scale, we must continually invest in our information technology, and continue to invest in information security, infrastructure and automation. Deployment of new software or processes may adversely affect the performance of our services and harm the customer experience. If we fail to support our platforms or provide a strong customer experience, our ability to retain and attract customers may be negatively affected. Interruptions in these systems or service disruptions, whether due to system failures, computer viruses, malware, ransomware, denial of service attacks, attempts to degrade or disrupt services, or physical or electronic break-ins, could affect the security or availability of our websites and platforms, and prevent advertisers, retailers or consumers from accessing our platforms. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential advertisers, retailers and consumers, which could harm our operating results and financial condition.
We currently have not experienced disruptions to our network or operations as a result of COVID-19 but there are no guarantees there will not be disruptions in the future. However, due to the continuing impact of the COVID-19 pandemic both inside and outside the U.S., and especially in India where a significant portion of our operations, engineering and IT personnel are situated, we could experience disruptions to our operations, network or product development activities, which could impact our provision of services to customers as well as our internal operations and support functions.
We are dependent on technology systems and electronic communications networks that are supplied and managed by third parties, which could result in our inability to prevent or respond to disruptions in our services.
Our ability to provide services to consumers depends on our ability to communicate with advertisers, retailers and consumers through the public Internet and electronic networks that are owned and operated by third parties. Our solutions and services also depend on the ability of our users to access the public Internet. In addition, in order to provide services promptly, our computer equipment and network servers must be functional 24 hours per day, which requires access to telecommunications facilities managed by third parties and the availability of electricity, which we do not control. Severe disruptions, outages, defects, or other security performance and quality problems with one or more of these networks, including as a result of utility or third-party system interruptions, or any material change in our contractual and other business relationships with third-party providers could impair our ability to process information, which could impede our ability to provide digital promotions and media to consumers, harm our reputation, increase expenses, including significant, unplanned capital investments and/or contractual obligations, result in a loss of consumers or advertisers and retailers, any of which could adversely affect our business, financial condition, and operating results.
For example, currently, as a result of work and travel restrictions related to the ongoing COVID-19 pandemic, our employees are working remotely and dependent upon their respective internet service providers to be able to access the internet, our systems and systems of our service providers. In other words, our business workflows now rely on availability of residential broadband bandwidth as well as connectivity which is currently under considerable strain. If the residential broadband and internet access break down under strain, our business and operations would be negatively affected.
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
•business model or solution delivery changes that result in differences in accounting treatment, including whether revenue is recognized on a net or gross basis; and
•changes in accounting principles.
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

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 94,001,757 shares of common stock outstanding as of June 30, 2021, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.
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
Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 36% of our outstanding common stock, based on the number of shares outstanding as of June 30, 2021. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.
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
Our headquarters is currently located in Mountain View, California. Our current technology infrastructure is hosted across two data centers in co-location facilities in California and Virginia. In addition, we use Microsoft Azure and Google GCP cloud providers to host our applications and services. Our services, operations and the data centers from which we provide our services are vulnerable to damage or interruption from earthquakes, fires, floods, public health crises such as pandemics and epidemics, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events (such as the COVID-19 pandemic). A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, financial condition and results of operations and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism could cause disruptions to the Internet, our business or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting areas where data centers upon which we rely are located, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Such disruptions could negatively impact our ability to run our websites, which could harm our business.
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
Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for, or supply of, consumer packaged goods products. A severe and/or prolonged economic downturn could adversely affect our customers' financial condition and the levels of marketing spend of our customers. While we have seen advertisers or CPGs spend or increase spend on promotions during economic downturns, there is no guarantee they will do so in a future economic downturn, including one that may be presently taking shape due to the persistence of the COVID-19 pandemic and inflationary pressures. Weakness in, and uncertainty about, global economic conditions may cause advertisers (including CPGs) and retailers to postpone marketing in response to tighter credit, negative financial news and/or declines in income or asset values. If inflation were to increase, advertisers and retailers could face higher manufacturing, supply chain or related input costs associated with the goods they produce and offer for sale, which could negatively impact their margins and otherwise make them less apt to utilize our solutions, which in turn would negatively impact our revenue. As also noted in the risk factor “The effects of health epidemics, including the COVID-19 pandemic, have had, and may continue to have, an adverse impact on our business, operations and the markets and communities in which we and our partners operate” above, the COVID-19 pandemic has significantly increased economic uncertainty. Some advertisers or CPGs continue to experience supply chain pressures and have not returned to pre-pandemic levels of promotional marketing spend. The economic slowdown that was severe in the initial months following the pandemic’s breakout in 2020 has moderated, but due to the persistent presence of COVID-19 hotspots both in the U.S. and more significantly in non-U.S. countries, risks of a global recession remain. Adverse changes in economic conditions, including as a result of the pandemic, can significantly harm demand for our marketing solutions (or change the mix of solutions demanded) and make it more challenging to forecast our operating results and make business decisions.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

In February 2021, the Company’s Board of Directors authorized a one year share repurchase program (the “2021 Program”) for the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2021 Program at any time without prior notice. During the three and six months ended June 30, 2021, the Company did not repurchase any shares of its common stock. As of June 30, 2021, $50.0 million remains available for future share repurchases under the 2021 Program.

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

QUOTIENT TECHNOLOGY INC.

Dated: August 5, 2021	By:	/s/ Steven Boal
Steven Boal
Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2021	By:	/s/ Pamela Strayer
Pamela Strayer
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)