Form 10-Q
period 2021-09-30
Quotient Technology Inc.
filed 2021-11-05
CIK 1115128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-36331

Quotient Technology Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0485123
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1260 East Stringham Avenue, 6th Floor, Salt Lake City, UT	84106
(Address of Principal Executive Offices)	(Zip Code)

(650)	605-4600
(Registrant’s Telephone Number, Including Area Code)

400 Logue Avenue
Mountain View,	CA 94043
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value	QUOT	New York Stock Exchange
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

As of November 2, 2021, the registrant had 94,421,658 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.
INDEX
REPORT ON
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$244,945	$222,752
Accounts receivable, net of allowance for credit losses of $2,041 and $2,070 at September 30, 2021 and December 31, 2020, respectively	156,404	137,649
Prepaid expenses and other current assets	14,437	18,547
Total current assets	415,786	378,948
Property and equipment, net	21,819	17,268
Operating lease right-of-use assets	20,755	16,222
Intangible assets, net	15,978	44,898
Goodwill	128,427	128,427
Other assets	1,774	1,029
Total assets	$604,539	$586,792
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,997	$15,959
Accrued compensation and benefits	19,604	14,368
Other current liabilities	80,978	70,620
Deferred revenues	21,154	12,027
Contingent consideration related to acquisitions	21,655	8,524
Total current liabilities	158,388	121,498
Operating lease liabilities	22,182	15,956
Other non-current liabilities	746	2,358
Contingent consideration related to acquisitions	—	20,930
Convertible senior notes, net	185,823	177,168
Deferred tax liabilities	1,853	1,853
Total liabilities	368,992	339,763
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized and no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 94,268,564 and 91,743,302 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	725,401	698,333
Accumulated other comprehensive loss	(1,093)	(1,001)
Accumulated deficit	(488,762)	(450,304)
Total stockholders’ equity	235,547	247,029
Total liabilities and stockholders’ equity	$604,539	$586,792

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$135,884	$121,116	$375,080	$303,358
Cost of revenues	86,535	73,603	240,680	185,445
Gross Margin	49,349	47,513	134,400	117,913
Operating expenses:
Sales and marketing	29,401	24,555	85,233	73,403
Research and development	11,074	9,744	34,541	28,958
General and administrative	12,244	12,099	40,086	39,457
Change in fair value of contingent consideration	245	1,562	772	5,788
Total operating expenses	52,964	47,960	160,632	147,606
Loss from operations	(3,615)	(447)	(26,232)	(29,693)
Interest expense	(3,809)	(3,646)	(11,306)	(10,830)
Other income (expense), net	(96)	(59)	(130)	708
Loss before income taxes	(7,520)	(4,152)	(37,668)	(39,815)
Provision for income taxes	323	66	790	261
Net loss	$(7,843)	$(4,218)	$(38,458)	$(40,076)
Net loss per share, basic and diluted	$(0.08)	$(0.05)	$(0.41)	$(0.44)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	94,133	90,585	93,408	90,113

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(7,843)	$(4,218)	$(38,458)	$(40,076)
Other comprehensive income (loss):
Foreign currency translation adjustments	12	115	(92)	(129)
Comprehensive loss	$(7,831)	$(4,103)	$(38,550)	$(40,205)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total stockholders' equity, beginning balances	$239,772	$262,345	$247,029	$285,222

Common stock and additional paid-in capital:
Beginning balances	$721,796	$684,286	$698,333	$671,061
Stock-based compensation	4,783	6,584	17,338	21,374
Exercise of employee stock options	—	45	13,199	529
Issuance of common stock for services provided	—	228	223	456
Issuance of common stock, purchase plan	—	—	1,595	1,050
Payments for taxes related to net share settlement of equity awards	(1,177)	(2,129)	(5,286)	(5,456)
Ending balance	$725,402	$689,014	$725,402	$689,014

Accumulated other comprehensive loss:
Beginning balances	$(1,105)	$(1,160)	$(1,001)	$(916)
Other comprehensive income (loss)	12	115	(92)	(129)
Ending balance	$(1,093)	$(1,045)	$(1,093)	$(1,045)

Accumulated deficit:
Beginning balances	$(480,919)	$(420,781)	$(450,304)	$(384,923)
Net loss	(7,843)	(4,218)	(38,458)	(40,076)
Ending balance	$(488,762)	$(424,999)	$(488,762)	$(424,999)

Total stockholders' equity, ending balances	$235,547	$262,970	$235,547	$262,970

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(38,458)	$(40,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,425	26,522
Stock-based compensation	17,074	21,021
Amortization of debt discount and issuance cost	8,655	8,203
Impairment of intangible assets	9,086	—
Allowance for credit losses	115	542
Deferred income taxes	790	261
Change in fair value of contingent consideration	772	5,788
Other non-cash expenses	3,236	2,546
Changes in operating assets and liabilities:
Accounts receivable	(18,871)	2,615
Prepaid expenses and other current assets	3,264	158
Accounts payable and other current liabilities	7,952	4,893
Payments for contingent consideration and bonuses	(2,901)	(15,418)
Accrued compensation and benefits	5,445	(4,334)
Deferred revenues	9,127	450
Net cash provided by operating activities	29,711	13,171

Cash flows from investing activities:
Purchases of property and equipment	(10,773)	(6,648)
Purchase of intangible assets	—	(3,000)
Net cash used in investing activities	(10,773)	(9,648)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	14,794	1,579
Payments for taxes related to net share settlement of equity awards	(5,286)	(5,456)
Principal payments on promissory note and capital lease obligations	(169)	(100)
Payments for contingent consideration	(6,121)	(14,582)
Net cash provided by (used in) financing activities	3,218	(18,559)
Effect of exchange rates on cash and cash equivalents	37	126
Net increase (decrease) in cash and cash equivalents	22,193	(14,910)
Cash and cash equivalents at beginning of period	222,752	224,764
Cash and cash equivalents at end of period	$244,945	$209,854

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$202	$149
Cash paid for interest	$1,774	$1,753

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	$1,057	$924
Intangible asset acquisitions not yet paid	$—	$2,250

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Quotient Technology Inc. (together with its subsidiaries, the “Company” or "Quotient"), is an industry leading digital media and promotions technology company for advertisers, retailers and consumers. The Company's omnichannel platform is powered by exclusive consumer spending data, location intelligence and purchase intent data to reach millions of shoppers daily and deliver measurable, incremental sales. Additionally, the Company has a broad network of digital properties to drive measurable sales results and customer loyalty. The Company's network includes the digital properties of retail partners and advertiser customers (also known as consumer packaged goods "(CPGs") manufacturers or brands), social media platforms, third-party properties, its consumer brand Coupons.com properties and digital out-of-home ("DOOH") properties. This network provides the Company with proprietary and licensed data, including retailers’ in-store point-of-sale ("POS") shopper data, purchase intent and online behavior, and location intelligence to deliver more valuable outcomes for advertisers, retailers, and consumers. Customers and partners use Quotient to leverage consumer data and insights via digital channels, and integrate marketing and merchandising programs to drive measurable sales results.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, valuation of assets acquired and liabilities assumed in a business combination, useful lives of intangible assets, estimates related to recoverability of long-lived assets and goodwill, stock-based compensation, measurement of contingent consideration, restructuring accruals, legal contingencies, deferred income tax assets and associated valuation allowances and distribution fee commitments. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.
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
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
The Company provides digital promotions, including digital coupons, and/or media programs to its customers which consist of advertisers, retail partners and advertising agencies whereby it uses its proprietary technology platforms to create, target, deliver and analyze these programs. The Company typically generates revenue from its customers through the use of these programs on a cost-per-click, cost-per-impression, or cost-per-acquisition basis. Programs usually include a limit on the number of clicks and/or impressions and are billed monthly.
The pricing of digital promotions programs typically includes both promotion setup fees and promotion campaign fees. Promotion setup fees are related to the creation of digital promotions and set up of the underlying campaign on Quotient’s proprietary platforms for tracking of the related clicks. The Company recognizes revenues related to promotion setup fees over time, proportionally, on a per-click basis, using the number of authorized clicks, per insertion order, commencing on the date of the first click. A click refers to the consumers action of activating a digital promotion through the Company’s proprietary technology platform by either saving it to a retailer’s loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. Promotion campaign fees are usually determined on a per-click basis. The Company typically recognizes revenues for digital promotion campaign fees as clicks occur.
The Company’s media programs enable advertisers and retailers to distribute digital media to promote their brands and products on its retailers’ websites and mobile applications, and through a network of affiliate publishers and non-publisher third parties that display its media offerings on their websites or mobile applications. Pricing for media campaigns is usually determined on a cost-per-impression, cost-per-click or cost-per-acquisition basis. The Company recognizes revenue each time a digital media ad is displayed or each time a user clicks on the media ad displayed on the Company’s websites, mobile applications or on third-party websites.

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
Accounts Receivables, Net of Allowance for Credit Losses
Trade and other receivables are included in accounts receivables and primarily comprised of trade receivables that are recorded at invoiced amounts, net of an allowance for credit losses and do not bear interest. Other receivables include unbilled receivables related to digital promotions and media advertising contracts with customers. The Company generally does not require collateral and performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company maintains an allowance for credit losses based upon the expected collectability of its accounts receivable. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company reviewed credit profiles of its customers, contractual terms and conditions, current economic trends, reasonable and supportable forecasts of future economic conditions, and historical payment experience.
For the three and nine months ended September 30, 2021, the Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

Deferred Revenues
Deferred revenues primarily relate to cash received or billings to customers associated with promotion setup fees, promotion campaign fees and digital media fees that are expected to be recognized upon click, or delivery of media impressions, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for the nine months ended September 30, 2021 is primarily driven by cash payments received or due in advance of satisfying the Company’s performance obligations of $33.2 million, partially offset by $24.0 million of recognized revenue.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Promotion	$65,538	$62,376	$194,729	$168,714
Media	70,346	58,740	180,351	134,644
Total Revenue	$135,884	$121,116	$375,080	$303,358

 Practical Expedients and Exemptions
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue for an amount where it has the right to invoice for services performed.
Sales Commissions
The Company generally incurs and expenses sales commissions upon recognition of revenue for related goods and services, which typically occurs within one year or less. Sales commissions earned related to revenues for renewal contracts are commensurate with sales commissions related to initial contracts. These costs are recorded within sales and marketing expenses on the condensed consolidated statements of operations.

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

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,996	—	—	$104,996
Total	$104,996	$—	$—	$104,996
Liabilities:
Contingent consideration related to acquisitions	—	—	21,655	21,655
Total	$—	$—	$21,655	$21,655

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,964	—	—	$104,964
Total	$104,964	$—	$—	$104,964
Liabilities:
Contingent consideration related to acquisitions	—	—	29,454	29,454
Total	$—	$—	$29,454	$29,454

The valuation technique used to measure the fair value of money market funds includes using quoted prices in active markets. The money market funds have a fixed net asset value (NAV) of $1.0.
The contingent consideration relates to the acquisitions of MLW Squared Inc. (“Ahalogy”), Elevaate Ltd. (“Elevaate”) and Ubimo Ltd. (“Ubimo”). The fair values of contingent consideration are based on the expected achievement of certain revenue targets as defined under the acquisition agreements and were estimated using an option pricing method with significant inputs that are not observable in the market, thus classified as a Level 3 instrument. The inputs included the expected achievement of certain financial metrics over the contingent consideration period, volatility and discount rate. The fair value of the contingent consideration is classified as a liability and is remeasured each reporting period. Refer to Note 6 for further details related to the acquisitions.

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Ubimo	Elevaate	Ubimo	Elevaate
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$21,410	$—	$20,930	$8,524
Change in fair value during the period	245	—	725	47
Payments made during the period	—	—	—	(8,571)
Total	$21,655	$—	$21,655	$—

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Ubimo	Elevaate	Ahalogy	Ubimo	Elevaate	Ahalogy
	Level 3	Level 3	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$10,239	$3,207	$—	$5,686	$3,534	$27,000
Change in fair value during the period	4,769	(3,207)	—	9,322	(3,534)	—
Payments made during the period	$—	$—	$—	—	—	(27,000)
Total	$15,008	$—	$—	$15,008	$—	$—

The Company recorded a charge of $0.2 million and $0.8 million during the three and nine months ended September 30, 2021, respectively, and $1.6 million and $5.8 million during the three and nine months ended September 30, 2020, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying condensed consolidated statements of operations.

During the nine months ended September 30, 2021, the Company paid $8.6 million related to Elevaate's achievement of certain financial metrics subject to contingent consideration during the measurement period ending January 31, 2021. Out of the total consideration paid, $6.1 million was originally measured and recorded on the acquisition date and $2.5 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the condensed consolidated statements of operations. In May 2021, the Company received a letter from certain former shareholders of Elevaate claiming that the Company owes additional contingent consideration. The Company believes that the claim is without merit.

During the nine months ended September 30, 2020, the Company paid $27.0 million related to Ahalogy’s achievement of financial metrics subject to contingent consideration during the measurement period ending December 31, 2019, and as a result, no liability existed as of September 30, 2020. Out of the total consideration paid, $14.6 million was originally measured and recorded on the acquisition date and $12.4 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the condensed consolidated statements of operations.
Fair Value Measurements of Other Financial Instruments
As of September 30, 2021 and December 31, 2020, the fair value of the Company’s 1.75% convertible senior notes due 2022 was $184.1 million and $196.5 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

4. Allowance for Credit Losses
The summary of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at the beginning of period	$1,962	$2,079	$2,070	$2,021
Provision for expected credit losses	649	279	1,234	542
Write-offs charged against the allowance, net of recoveries	(570)	(94)	(1,263)	(299)
Balance at the end of period	$2,041	$2,264	$2,041	$2,264

5. Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Software	$51,296	$47,357
Computer equipment	23,478	23,912
Leasehold improvements	8,055	6,197
Furniture and fixtures	2,612	2,533
Total	85,441	79,999
Accumulated depreciation and amortization	(69,048)	(65,959)
Projects in process	5,426	3,228
Total property and equipment, net	$21,819	$17,268

Depreciation and amortization expense related to property and equipment was $2.1 million and $5.6 million for the three and nine months ended September 30, 2021, respectively, and $1.8 million and $5.2 million for the three and nine months ended September 30, 2020, respectively.
The Company capitalized internal use software development and enhancement costs, which is included in projects in process within "property and equipment, net" on the condensed consolidated balance sheets, of $2.2 million and $6.6 million during the three and nine months ended September 30, 2021, respectively and $1.7 million and $5.3 million during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2021, the Company had $1.1 million and $2.9 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense, and recorded as cost of revenues, as compared to $0.8 million and $2.3 million during the three and nine months ended September 30, 2020, respectively. Once the software is placed into service, the asset is included in software within "property and equipment, net". The unamortized capitalized development costs were $10.8 million and $8.6 million as of September 30, 2021 and December 31, 2020, respectively.

Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Bonus	$7,371	$3,150
Payroll and related expenses	6,073	3,116
Commissions	4,976	7,247
Vacation	1,184	855
Total accrued compensation and benefits	$19,604	$14,368

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Distribution fees	$46,511	$36,245
Traffic acquisition cost	10,257	9,756
Operating lease liabilities	3,959	3,650
Prefunded liability	3,185	3,067
Rebate liability	3,065	2,696
Interest payable	1,157	282
Marketing expenses	643	2,251
Other	12,201	12,673
Total other current liabilities	$80,978	$70,620

6. Acquisitions
Acquisition of Ubimo
On November 19, 2019, the Company acquired all outstanding shares of Ubimo, a leading data and media activation company.
The total acquisition consideration of $20.7 million consisted of $15.0 million in cash and contingent consideration of up to $24.8 million payable in cash with an estimated fair value of $5.7 million as of the acquisition date. The contingent consideration payout is based on Ubimo achieving certain financial metrics between the date of the acquisition through December 31, 2021. The acquisition date fair value was determined using an option pricing model. The fair value of the contingent consideration will be re-measured through earnings every reporting period. Refer to Note 3 for the fair value of contingent consideration at September 30, 2021.
Acquisition of Elevaate
On October 26, 2018, the Company acquired all the outstanding shares of Elevaate, a sponsored search company for retail partners and CPG brands.
The total acquisition consideration of $13.3 million consisted of $7.2 million in cash and contingent consideration of up to $18.5 million payable in cash with an estimated fair value of $6.1 million as of the acquisition date. The contingent consideration payout was based on Elevaate achieving certain financial metrics between February 1, 2019 through January 31, 2021. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration was re-measured every reporting period. As of January 31, 2021, the date that the contingent consideration period ended, Elevaate achieved certain financial metrics. The Company paid out $9.0 million during the nine months ended September 30, 2021, of which $8.6 million related to contingent consideration and $0.4 million related to certain bonuses. Of the total $9.0 million that was paid, $6.1 million was classified within financing activity and the remaining $2.9 million was classified within operating activity on the Company's condensed consolidated statements of cash flows. Refer to Note 3 for the fair value of contingent consideration at September 30, 2021.
 Acquisition of SavingStar, Inc.
On August 27, 2018, the Company acquired all the outstanding shares of SavingStar, Inc. (“SavingStar”), a digital promotions company with a customer relationship management ("CRM") platform designed to help brands build and track loyalty programs with their consumers.
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

7. Goodwill and Intangible Assets

The Company tests goodwill for impairment annually during the fourth quarter of each year at the reporting unit level and on an interim basis if events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value (i.e., that a triggering event has occurred). Additionally, the Company evaluates finite-lived intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset groupings may not be recoverable.
In connection with renewal discussions between the parties, the Company received a letter in October 2021 from Albertsons Companies Inc. (“Albertsons”) notifying us of their intent to early terminate our agreement related to the delivery of promotions and media campaigns, effective December 31, 2021. The Company informed Albertsons that we disputed their right to terminate the agreement prior to March 31, 2022. The parties are in discussions regarding an orderly wind down of the partnership, including with respect to the specific termination date. However, there can be no assurance that we are able to negotiate a specific termination date and/or an orderly wind down of the Albertsons partnership on terms favorable or acceptable to us, or at all. Due to circumstances surrounding the forthcoming termination of its partnership with Albertsons, the Company determined a triggering event had occurred during the three months ended September 30, 2021 that required an interim impairment assessment for its goodwill reporting unit and intangible assets and other long-lived assets.

Goodwill:
In the third quarter of 2021, the Company, which operates in a single reporting unit, performed a qualitative interim assessment. In performing its qualitative impairment assessment, the Company considered (i) the results of its impairment testing from the most recent testing date, which was in the fourth quarter of 2020 (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts, (iii) trends in market multiples and (iv) declines in market capitalization. The interim test resulted in the Company’s determination that the fair values of its reporting unit exceeded its carrying value and, therefore its goodwill was not impaired.
While the goodwill of the Company's reporting unit was not impaired as of the end of the third quarter of 2021, there can be no assurances that goodwill will not be impaired in future periods. The Company will continue to monitor the operating results, cash forecasts and challenges from declines in current business and market conditions, as well as impacts of COVID-19 for its reporting unit.

Intangible Assets:
As a result of performing its interim intangibles impairment assessment due to the triggering event noted above, during the three months ended September 30, 2021, the Company recorded an intangible asset impairment charge of $6.5 million, related to promotion service rights, media service rights, and data access rights.
During the three and nine months ended September 30, 2021, the Company recorded an impairment charge of $6.5 million and $9.1 million, respectively, within cost of revenues, on the condensed consolidated statements of operations, related to the impairment of certain intangible assets associated with the circumstances surrounding the forthcoming termination of the Company's partnership with Albertsons. Refer to "Purchase Obligations" in Note 14, "Commitments and Contingencies".
The Company will continue to monitor the operating results, cash flow forecasts and challenges from declines in current market conditions, as well as circumstances relating to the forthcoming termination of the Company's partnership with Albertsons and the impacts of COVID-19 for these intangible assets.
The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	September 30, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,582	$(31,169)	$4,413	1.0
Developed technologies	27,170	(21,434)	5,736	2.0
Promotion service rights	24,426	(23,043)	1,383	0.9
Customer relationships	22,690	(18,673)	4,017	2.5
Data access rights	10,206	(10,206)	—	0.0
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,785)	38	0.3
Patents	975	(936)	39	1.1
	$129,820	$(113,842)	$15,978	1.7

	December 31, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,934	$(25,688)	$10,246	1.4
Promotion service rights	33,566	(17,234)	16,332	1.9
Developed technologies	27,170	(18,511)	8,659	2.5
Customer relationships	22,690	(16,105)	6,585	2.7
Data access rights	10,801	(8,420)	2,381	1.0
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,546)	277	0.6
Patents	975	(909)	66	1.8
	$139,907	$(95,009)	$44,898	2.0

As of September 30, 2021 and December 31, 2020, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.
Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $5.2 million and $18.8 million during the three and nine months ended September 30, 2021, respectively, and $6.9 million and $21.3 million during the three and nine months ended September 30, 2020, respectively. Estimated future amortization expense related to intangible assets as of September 30, 2021 is as follows (in thousands):

Total
2021, remaining three months	$2,975
2022	8,508
2023	3,583
2024	559
2025	—
2026 and beyond	—
Total estimated amortization expense	$15,625

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
Holders of the notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the notes on each such trading day; (3) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after September 1, 2022, holders may convert all or any portion of their notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company intends to settle the principal amount of the notes with cash.
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
The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

	September 30, 2021	December 31, 2020
Principal	$200,000	$200,000
Unamortized debt discount	(13,088)	(21,046)
Unamortized debt issuance costs	(1,089)	(1,786)
Net carrying amount of the liability component	$185,823	$177,168

The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the condensed consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of September 30, 2021 and December 31, 2020.
The following table sets forth the interest expense related to the notes recognized in interest expense on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$875	$875	$2,625	$2,625
Amortization of debt discount	2,691	2,540	7,958	7,510
Amortization of debt issuance costs	233	231	697	693
Total interest expense related to the Notes	$3,799	$3,646	$11,280	$10,828

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

	Nine Months Ended September 30,
	2021	2020
Expected life (in years)	—	6.02
Risk-free interest rate	—	0.96%
Volatility	—	50%
Dividend yield	—	—

There were no option grants during the three and nine months ended September 30, 2021 and during the three months ended September 30, 2020. The weighted-average grant date fair value of options was $4.26 during the nine months ended September 30, 2020.

Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.
On March 1, 2021, the Company granted a total of 938,831 performance-based restricted stock units (“PSU Awards”), under the 2013 Equity Incentive Plan, to certain executive leaders with a grant date fair value of $13.28. On August 1, 2021, the Company granted an additional 170,000 PSU Award to an executive in conjunction with a promotion with a grant date fair value of $10.00. The PSU Award represents the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. All PSU Awards will vest in three years from the original grant date, subject to the achievement of certain operating performance goals, stock performance goals and continued employment. The fair value of the PSU Award was measured using a Monte Carlo simulation. As of September 30, 2021, the Company performed an assessment and determined that the likelihood of achievement of certain operating performance goals was not deemed probable. As such, during the three and nine months ended September 30, 2021, no compensation expense was recognized in the Company's consolidated financial statements related to the PSU Awards, and any previously recognized compensation expense was reversed.
A summary of the Company’s stock option and RSU, including PSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	8,467,143	4,708,854	$9.09	8,160,221	$11.21	5.03	$7,100
Increase in shares authorized	3,669,732	—	—	—	—	—	—
Options granted	—	—	—	—	—	—	—
Options exercised	—	—	—	(1,245,453)	$10.60	—	$3,777
Options canceled or expired	—	—	—	—	—	—	—
RSUs granted	(3,935,802)	3,935,802	$12.03	—	—	—	—
RSUs vested	—	(1,497,223)	$9.71	—	—	—	—
RSUs canceled or expired	872,612	(872,612)	$9.88	(5,600)	$10.53	—	—
RSUs vested and withheld for taxes	472,103	—	—	—	—	—	—
Balance as of September 30, 2021	9,545,788	6,274,821	$10.68	6,909,168	$11.32	5.14	$642
Vested and exercisable as of September 30, 2021				5,350,062	$12.13	4.29	$642

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.
The aggregate total fair value of options vested was $1.3 million and $3.9 million during the three and nine months ended September 30, 2021 and $2.5 million and $5.4 million during the three and nine months ended September 30, 2020, respectively.

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

As of September 30, 2021, a total of 2,179,103 shares of common stock were issued under the ESPP since inception of the plan. As of September 30, 2021, a total of 1,820,897 shares are available for issuance under the ESPP.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP shares included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$525	$442	$1,349	$1,264
Sales and marketing	1,411	1,187	3,847	3,912
Research and development	1,076	1,003	3,025	2,723
General and administrative	1,678	3,857	8,853	13,122
Total stock-based compensation expense	$4,690	$6,489	$17,074	$21,021

As of September 30, 2021, there was $56.6 million of unrecognized stock-based compensation expense, of which $6.4 million is related to stock options and ESPP shares, and $50.2 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of September 30, 2021 will be amortized over a weighted-average period of 1.98 years. The total unrecognized stock-based compensation expense related to RSUs as of September 30, 2021 will be amortized over a weighted-average period of 3.00 years.

During the three and nine months ended September 30, 2021, the Company capitalized $0.1 million and $0.3 million, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2020, respectively, of stock-based compensation expense in projects in process as part of property and equipment, net on the accompanying condensed consolidated balance sheets.

10. Common Stock Repurchase Programs
The Board of Directors has approved programs for the Company to repurchase shares of its common stock. In February 2021, the Company’s Board of Directors authorized a one year share repurchase program (the “2021 Program”) for the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2021 Program at any time without prior notice. During the three and nine months ended September 30, 2021, the Company did not repurchase any shares of its common stock. As of September 30, 2021, $50.0 million remains available for future share repurchases under the 2021 Program.
11. Income Taxes
The Company recorded a provision for income taxes of $0.3 million and $0.8 million during the three and nine months ended September 30, 2021, respectively, and a provision for income taxes of $0.1 million and $0.3 million during the three and nine months ended September 30, 2020, respectively. The provision for income taxes for the three and nine months ended September 30, 2021 was primarily attributable to the Company’s foreign operations, amortization of tax deductible goodwill from previous acquisitions, and state taxes. The provision for income taxes for the three and nine months ended September 30, 2020, respectively, was primarily attributable to the Company’s foreign operations, federal and state taxes, and amortization of tax deductible goodwill from prior year acquisitions.

12. Net Loss Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(7,843)	$(4,218)	$(38,458)	$(40,076)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	94,133	90,585	93,408	90,113

Net loss per share, basic and diluted	$(0.08)	$(0.05)	$(0.41)	$(0.44)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Nine
	Months Ended September 30,
	2021	2020
Stock options and ESPP	7,052	9,226
Restricted stock units	6,275	5,769
Shares related to convertible senior notes	11,521	11,521
	24,848	26,516

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
The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of September 30, 2021, the Company’s lease commitment of $5.4 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's condensed consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.
 All operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2021, the Company recognized $1.7 million and $4.7 million, respectively, in total lease costs, which is comprised of $1.5 million and $4.1 million, respectively, in operating lease costs for right-of-use assets and $0.2 million and $0.6 million, respectively, in short-term lease costs related to short-term operating leases. During the three and nine months ended September 30, 2020, the Company recognized $1.5 million and $3.8 million, respectively, in total lease costs, which is comprised of $1.3 million and $3.0 million, respectively, in operating lease costs for right-of-use assets and $0.3 million and $0.8 million respectively, in short-term lease costs related to short-term operating leases.
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
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$1,332	$975	$3,475	$2,885
Right-of-use assets obtained in exchange for lease obligations	3,610	1,523	7,552	12,297

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	September 30, 2021	December 31, 2020
Operating right-of-use assets reported as:
Operating lease right-of-use assets	$20,755	$16,222

Operating lease liabilities reported as:
Other current liabilities	$3,959	$3,650
Operating lease liabilities	22,182	15,956
Total operating lease liabilities	$26,141	$19,606

Weighted average remaining lease term (in years)	6.7	7.2
Weighted average discount rate	5.2%	5.8%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2021, remaining three months	$1,108
2022	5,194
2023	5,480
2024	4,923
2025	3,761
2026 and thereafter	11,272
Total lease payments	$31,738

Less: Imputed Interest	(5,597)
Total	$26,141

14. Commitments and Contingencies
Purchase Obligations
The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $9.5 million as of September 30, 2021.
Some of our agreements with retailers include certain guaranteed distribution fees which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. For example, in 2020 the Company's efforts to implement, with Albertsons, one of the Company’s solutions resulted in multiple disputes being raised by each of the parties against the other, one of which disputes resulted in the Company not being able to meet the contractual minimum at the end of the applicable period under the agreement. In order to resolve certain of the disputes regarding the parties' respective obligations, the Company recognized a loss of $8.8 million during the year ended December 31, 2020. This loss was included in cost of revenues on our consolidated statements of operations.
During the second quarter of 2021, the Company notified Albertsons that due to the Albertsons' failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the period that ended in October 2021. In connection with renewal discussions between the parties, the Company received a letter in October 2021 from Albertsons notifying us of their intent to early terminate our agreement related to the delivery of promotions and media campaigns, effective December 31, 2021. The Company informed Albertsons that we disputed their right to terminate the agreement prior to March 31, 2022. The parties are in discussions regarding an orderly wind down of the partnership, including with respect to the specific termination date. However, there can be no assurance that we are able to negotiate a specific termination date and/or an orderly wind down of the Albertsons partnership on terms favorable or acceptable to us, or at all. If the contractual minimum applicable to the period that ended in October 2021 remains enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.5 million.
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

The Company’s founder and CEO (“CEO”) is subject to a claim from a third party, alleging that he owes certain amounts to the third party in connection with fundraising activities for Quotient that occurred between 1998 and 2006. The Company agreed to advance certain defense costs, subject to an undertaking to repay such amounts if, and to the extent that, it is ultimately determined that he is not entitled to indemnification. The matter is ongoing. If this matter is resolved in favor of the third party and the Company is required to indemnify the CEO for a loss, the Company may be required to make an indemnity payment. While the Company maintains directors’ and officers’ liability insurance, such insurance may not be applicable, adequate or cover all liabilities that may be incurred.
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
The Company believes that liabilities associated with existing claims are remote; therefore, the Company has not recorded any accrual for existing claims as of September 30, 2021 and December 31, 2020. The Company expenses legal fees in the period in which they are incurred.

15. Employee Benefit Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year of continuous employment. The Company’s matching contribution expense was $0.6 million and $2.0 million during the three and nine months ended September 30, 2021, respectively, and $0.5 million and $1.7 million during the three and nine months ended September 30, 2020, respectively.

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

Our promotional products include digital paperless coupons, digital print coupons, in-lane on receipt promotions, digital rebates and loyalty offers. Our media solutions include display, social, DOOH, Retailer.com display and sponsored search, shoppable brand pages, and audiences. A growing number of campaigns that our customers purchase are purchased as an integrated campaign which combines a mix of digital media and/or promotions solutions in a single campaign. The revenue we earn from these programs is generally based on cost-per-click, cost-per-impression, or cost-per-acquisition. During the second half of 2021, we have continued to migrate customers to a duration-based model for digital national promotions — a model we sometimes refer to as "rates and dates". This model allows customers to book time on our network for a specific duration to align with their merchandising schedules. Revenue earned from this duration-based model is recognized ratably over the contract term.
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

Seasonality
Some of our products experience seasonal sales and buying patterns mirroring those in CPG, retail, advertising, and eCommerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of our fiscal year. Seasonality may also be affected by advertiser or CPG annual budget cycles, as some large CPGs have fiscal years ending in June. We believe that this seasonality pattern has affected, and will continue to affect, our business and the associated revenues during the first half and second half of our fiscal year. We recognized 59%, 54% and 54% of our annual revenue during the second half of 2020, 2019 and 2018, respectively. We believe the first half of our 2020 results were negatively impacted by the COVID-19 pandemic, resulting in a higher percentage of revenues in our second half of the year than we have experienced in the past.
Impact of COVID-19

We are cognizant of the COVID-19 pandemic and the resulting global implications. In an effort to protect the health and safety of our employees, our workforce has had, and continues in most instances, to spend a significant amount of time working remotely, and travel has been severely curtailed. Many government measures initially imposed to contain COVID-19 or slow its spread, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing, have been lifted in certain global locations and have been lifted widely in the U.S., although as a result of new variants to the virus it is possible that such measures may be reinstated in the future. We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, even though mass vaccination efforts have been undertaken throughout the United States and, to varying extents, in other countries. While we observed revenue growth during the first nine months of 2021, we cannot estimate the impact COVID-19 will have in the future as government entities and businesses make decisions about whether and when to open businesses or whether to return to restrictive measures after re-openings have occurred, and we also cannot estimate what impact these decisions will have on consumer activity across the globe, especially as it remains uncertain how strong or lasting the impact of the vaccinations will be.
We will continue to actively monitor the pandemic situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. If brands or retailers pause, delay, or cancel campaigns due to the continuing uncertainty, supply-chain disruption, inflationary input-cost factors affecting advertiser and retailers, and consumer purchasing behavior changes caused by COVID-19, there may be an adverse impact on our promotion and media revenues and associated growth. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Third Quarter 2021 Overview
Quarterly revenues of $135.9 million in the third quarter of 2021 increased by $14.8 million, or 12%, as compared to the same period in 2020. The year over year increase in our quarterly revenues was due to growth in 2021 primarily attributable to retailer programs driving more advertising spend on our platform in media revenue, as well as growth in promotion revenue as brands increase spend on our platform.
Our net loss of $7.8 million in the third quarter of 2021 increased by $3.6 million, as compared to the net loss of $4.2 million in the same period in 2020. The year over year increase in our quarterly net loss was primarily due to impairment charges related to certain intangible assets due to circumstances surrounding the termination of our partnership with Albertsons and higher operating expenses incurred to support our business objectives, offset in part by an increase in revenues, as discussed previously, along with a decrease in the changes in fair value of contingent consideration. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.
In connection with renewal discussions between the parties, we received a letter in October 2021 from Albertsons Companies Inc. (“Albertsons”) notifying us of their intent to early terminate our agreement related to the delivery of promotions and media campaigns, effective December 31, 2021. We informed Albertsons that we disputed their right to terminate the agreement prior to March 31, 2022. The parties are in discussions regarding an orderly wind down of the partnership, including with respect to the specific termination date. However, there can be no assurance that we are able to negotiate a specific termination date and/or an orderly wind down of the Albertsons partnership on terms favorable or acceptable to us, or at all.
As a result, during the third quarter of 2021 we incurred a non-cash impairment charge to write off the remaining intangible assets associated with the Albertsons agreement of approximately $6.5 million.
We expect our revenues and results of operations in future periods to be negatively impacted by the forthcoming wind-down and termination of our partnership with Albertsons. Revenues from Albertsons are below the average variable gross margin rates. In addition, we intend to take actions to reduce expenses and better align costs with forecasted revenue.
We expect our operating expenses to decline in absolute dollars as we remove costs from the business but increase as a percentage of revenue due to the advertisers' control over campaign execution for certain product offerings resulting in recognizing revenue net of certain costs as compared to recognizing revenue on a gross basis. As revenues begin to grow again, we expect to increase spending to support that growth.

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
Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense, income taxes, other (income) expense net, change in fair value of contingent consideration, impairment of certain intangible assets, certain acquisition related costs, and restructuring charges. We exclude certain items because we believe that these costs (benefits) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to contribute to a meaningful evaluation of our current or past operating performance.
Net loss and Adjusted EBITDA for each of the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(7,843)	$(4,218)	$(38,458)	$(40,076)
Adjusted EBITDA	17,327	18,676	28,492	28,127

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
•Adjusted EBITDA also does not include the effects of stock-based compensation, amortization of acquired intangible assets, change in fair value of contingent consideration, interest expense, other (income) expense, net, provision for income taxes, impairment of certain intangible assets, certain acquisition related costs, and restructuring charges; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(7,843)	$(4,218)	$(38,458)	$(40,076)
Adjustments:
Stock-based compensation	4,690	6,489	17,074	21,021
Depreciation and amortization	7,287	10,685	24,425	30,020
Acquisition related costs and other (1)	8,720	387	12,453	991
Change in fair value of contingent consideration	245	1,562	772	5,788
Interest expense	3,809	3,646	11,306	10,830
Other (income) expense, net	96	59	130	(708)
Provision for income taxes	323	66	790	261
Total adjustments	$25,170	$22,894	$66,950	$68,203

Adjusted EBITDA	$17,327	$18,676	$28,492	$28,127

(1)For the three and nine months ended September 30, 2021, "other" includes a charge of $6.5 million and $9.1 million, respectively, related to the impairment of certain intangible assets due to the circumstances surrounding the forthcoming termination of our partnership with Albertsons, and restructuring charges of $1.8 million and $2.0 million, respectively, for such periods. For the three and nine months ended September 30, 2020, "other" includes restructuring charges of zero and $1.5 million, respectively, and a $2.0 million loss contingency for both respective periods, related to a contract dispute with Albertsons associated with a guaranteed distribution fee arrangement. Restructuring charges relate to severance for certain impacted employees. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period, together with diligence, accounting, and legal expenses incurred related to certain acquisitions.
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
Ability to scale Quotient Retailer Performance Media Platform and further integrate with additional retailers. Our ability to grow our revenues will depend upon on our ability to continue to successfully implement and scale our Quotient Retailer Promotion Platform and Quotient Retail Performance Media Platform solutions with new retailers. If we are unable to continue to successfully maintain our current Quotient Retailer Promotion Platform and Quotient Retail Performance Media Platform partners, or if our retail partners do not provide sufficient support to our platforms, the growth in our revenues will be adversely affected. Our ability to grow our revenue in the future is also dependent upon our ability to further integrate digital promotions and media into retailers’ loyalty or POS systems and other channels so that advertisers and retailers can more effectively engage consumers and drive their own sales.
Growth of our consumer selection and digital offerings. Our ability to grow our revenue in the future will depend on our ability to innovate and invest in promotion and media solutions, including Quotient Retailer Promotion Platform, Quotient Retail Performance Media Platform, sponsored search, mobile solutions for consumers,; leverage our reach to consumers and the strength of our platforms to broaden the selection and consumers use of digital coupons and rebates as well as in-lane targeted promotions; manage the transition from digital print coupons to digital paperless coupons as well as the transition from desktop to mobile platforms; and invest in solutions around our data and analytic capabilities, referred to as Quotient Analytics and Audiences, for advertisers and retailers.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021		2020		2021		2020
Revenues	$135,884	100.0%	$121,116	100.0%	$375,080	100.0%	$303,358	100.0%
Cost of revenues	86,535	63.7%	73,603	60.8%	240,680	64.2%	185,445	61.1%
Gross Margin	49,349	36.3%	47,513	39.2%	134,400	35.8%	117,913	38.9%
Operating expenses:
Sales and marketing	29,401	21.6%	24,555	20.3%	85,233	22.7%	73,403	24.2%
Research and development	11,074	8.1%	9,744	8.0%	34,541	9.2%	28,958	9.5%
General and administrative	12,244	9.0%	12,099	10.0%	40,086	10.7%	39,457	13.0%
Change in fair value of contingent consideration	245	0.2%	1,562	1.3%	772	0.2%	5,788	1.9%
Total operating expenses	52,964	38.9%	47,960	39.6%	160,632	42.8%	147,606	48.7%
Loss from operations	(3,615)	(2.7)%	(447)	(0.4)%	(26,232)	(7.0)%	(29,693)	(9.8)%
Interest expense	(3,809)	(2.8)%	(3,646)	(3.0)%	(11,306)	(3.0)%	(10,830)	(3.6)%
Other income (expense), net	(96)	(0.1)%	(59)	—%	(130)	—%	708	0.2%
Loss before income taxes	(7,520)	(5.6)%	(4,152)	(3.4)%	(37,668)	(10.0)%	(39,815)	(13.1)%
Provision for income taxes	323	0.2%	66	—%	790	0.2%	261	0.1%
Net loss	$(7,843)	(5.8)%	$(4,218)	(3.4)%	$(38,458)	(10.2)%	$(40,076)	(13.2)%
Disaggregated Revenue
The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Promotion	$65,538	$62,376	$3,162	5%	$194,729	$168,714	$26,015	15%
Media	70,346	58,740	11,606	20%	180,351	134,644	45,707	34%
Total Revenue	$135,884	$121,116	$14,768	12%	$375,080	$303,358	$71,722	24%

Comparison of the Three and Nine months ended September 30, 2021 and 2020
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues	$135,884	$121,116	$14,768	12%	$375,080	$303,358	$71,722	24%

Revenues for the three months ended September 30, 2021 increased by $14.8 million, or 12%, as compared to the same period in 2020. The increase was primarily due to the growth in 2021 of retailer programs driving more advertising spend on our platform in media revenue and an increase in promotion revenue as brands ramp spend on our platform, partially offset by a decrease in media revenue as a result of performing certain media services under specific direction of our customers resulting in recognizing revenues net of certain costs. The higher growth in media revenues in 2021 have been primarily due to retailer programs that drive more brand spending through Quotient's Retailer Performance Media ("RPM") platform. These retailer programs incentivize advertisers to invest in marketing programs that target the retailer's shoppers to increase sales and also generate more distribution fees payments to our retailer partners. Revenues from digital promotion and media campaigns were 48% and 52%, respectively, of total revenues for the three months ended September 30, 2021, as compared to 52% and 48%, respectively, of total revenues during the same period in 2020.

Revenues for the nine months ended September 30, 2021 increased by $71.7 million, or 24%, as compared to the same period in 2020. The increase was primarily due the growth in 2021 of retailer programs driving more advertising spend on our platform in media revenue, and an increase in promotion revenue as brands ramp spend on our platform. The higher growth in media revenues in 2021 have been primarily due to retailer programs that drive more brand spending through Quotient's RPM platform. These retailer programs incentivize advertisers to invest in marketing programs that target the retailer’s shoppers to increase sales and generate more distribution fees payments to our retailer partners. Revenues from digital promotion and media campaigns were 52% and 48%, respectively, of total revenues for the nine months ended September 30, 2021, as compared to 56% and 44%, respectively, of total revenues during the same period in 2020.

We expect our revenues in future periods to be negatively impacted by the forthcoming wind-down and termination of our partnership with Albertsons related to the delivery of promotions and media campaigns.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of revenues	$86,535	$73,603	$12,932	18%	$240,680	$185,445	$55,235	30%
Gross profit	$49,349	$47,513	$1,836	4%	$134,400	$117,913	$16,487	14%
Gross margin	36%	39%			36%	39%

Cost of revenues consist primarily of distribution fees paid to our retailer partners for the use of their shopper data and for the cost of publishing media and promotions campaigns on their website properties, digital media costs for the purchase of offsite media on non-owned-and-operated properties, third party data acquisition costs, impairment of intangible assets, intangible asset amortization expense related to acquired intangible assets, software licensing fees associated with the operation of our technology platform used to deliver campaigns, and finally compensation costs including salary, benefits and stock-based compensation for personnel, all of which costs are incurred to create, target, deliver and analyze these campaigns.

Cost of revenues for the three months ended September 30, 2021 increased by $12.9 million, or 18%, as compared to the same period in 2020. The increase was primarily due an increase of $8.5 million in distribution fees paid to our retailer partners for media and promotion campaigns delivered through our platform, a charge of $6.5 million related to the impairment of certain intangible assets due to circumstances surrounding the forthcoming termination of our partnership with Albertsons, an increase in compensation costs of $1.2 million, and an increase in overhead expenses of $0.3 million related to facilities and infrastructure support, the collective impact of which was partially offset by the benefit of the non-recurring loss contingency charge in the third quarter of 2020 of $2.0 million related to a contract dispute with Albertsons associated with a guaranteed distribution fee arrangement, and a decrease in amortization expense of $1.6 million related to acquired intangible assets.

Cost of revenues for the nine months ended September 30, 2021 increased by $55.2 million, or 30%, as compared to the same period in 2020. This increase was primarily due a net increase of $47.8 million in distribution fees paid to our retailer partners for media and promotion campaigns delivered through our platform, offset by a decrease in data and media acquisition costs for offsite media on non-owned-and-operated properties; a charge of $9.1 million related to the impairment of certain intangible assets due to circumstances surrounding the forthcoming termination of our partnership with Albertsons; an increase in compensation costs of $2.8 million, partially offset by a decrease in amortization expense of $2.4 million related to acquired intangible assets; the benefit of the non-recurring loss contingency charge in the third quarter of 2020 of $2.0 million related to a contract dispute with Albertsons associated with a guaranteed distribution fee arrangement; and a decrease in overhead expenses of $0.1 million related to facilities and infrastructure support.

Gross margin for the three and nine months ended September 30, 2021 decreased to 36% during each respective period, as compared to 39% during each respective period during the same periods in 2020. The decrease is primarily due a charge related to the impairment of certain intangible assets as well as the shift in our product mix towards more media revenues, which have higher cost of sales due to media acquisition costs and distribution fees and which increased as a percentage of our total revenue as compared to our promotion revenue.

We expect the cost of revenues to decline, in absolute dollars, during the fourth quarter of fiscal 2021 due to the advertisers' control over campaign execution for certain product offerings resulting in recognizing revenue net of certain costs as compared to recognizing revenue on a gross basis.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Sales and marketing	$29,401	$24,555	$4,846	20%	$85,233	$73,403	$11,830	16%
Percent of revenues	22%	20%			23%	24%

Sales and marketing expenses consist primarily of compensation, including salaries and benefits, sales commissions and stock-based compensation provided to our sales and marketing personnel. Sales and marketing expenses also include facility costs and other related overhead costs; marketing programs; amortization of acquired intangibles; and travel costs.

Sales and marketing expenses for the three months ended September 30, 2021 increased by $4.8 million, or 20%, as compared to the same period in 2020. The increase was primarily the result of an increase in compensation costs of $3.5 million related to hiring additional employees to support our growth and business objectives, an increase in restructuring charges of $0.9 million related to severance for senior leadership and non-leadership employees, and an increase in intangible asset amortization expense of $0.6 million, the collective impact of which was partially offset by reduced spending in travel, entertainment and other costs of $0.2 million.

Sales and marketing expenses for the nine months ended September 30, 2021 increased by $11.8 million, or 16%, as compared to the same period in 2020. The increase was primarily the result of an increase in compensation costs of $12.7 million related to hiring additional employees to support our growth and business objectives, an increase in restructuring charges of $0.6 million related to severance for senior leadership and non-leadership employees, an increase in intangible asset amortization expense of $1.0 million, the collective impact of which was partially offset by reduced spending in travel, entertainment and other costs of $2.5 million.
We expect sales and marketing expenses, as a percentage of revenue, to remain relatively consistent in future periods as we work to align sales and marketing resources with the appropriate levels needed to support our customers and retail partners following the forthcoming wind down and termination of the Albertsons relationship over the next few months. Over the long term, we plan to continue to invest in sales and marketing in order to support our growth and business objectives.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$11,074	$9,744	$1,330	14%	$34,541	$28,958	$5,583	19%
Percent of revenues	8%	8%			9%	10%

Research and development expenses consist primarily of compensation, including salaries, bonuses and benefits, and stock-based compensation provided to our engineering personnel, as well as facility costs and other related overhead costs; costs related to development of new products and the enhancement of existing products; and fees for design, testing, consulting, and other related services.

Research and development expenses for the three months ended September 30, 2021 increased by $1.3 million, or 14%, as compared to the same period in 2020. The increase was primarily due to an increase in compensation costs of $1.4 million related to hiring additional employees to support our growth and business objectives, an increase in restructuring charges of $0.5 million related to severance for senior leadership and non-leadership employees, the collective impact of which was partially offset by an increase in capitalization of internal use software development costs of $0.5 million, and a decrease of $0.1 million in overhead expenses related to facilities and infrastructure support.

Research and development expenses for the nine months ended September 30, 2021 increased by $5.6 million, or 19%, as compared to the same period in 2020. The increase was primarily due to an increase in compensation costs of $5.2 million related to acquisitions and hiring additional employees to support our growth and business objectives, an increase in overhead expenses related to facilities and infrastructure support of $0.4 million, and an increase in restructuring charges of $0.2 million related to severance for senior leadership and non-leadership employees, the collective impact of which was partially offset by an increase in capitalization of internal use software development costs of $0.2 million, .
We believe that continued investment in technology is critical to attaining our strategic objectives, and we intend to balance our investment in research and development with our continued operational and cost optimization efforts. However, we expect research and development expenses, in absolute dollars, to decline in future periods as we consolidate our engineering function to drive efficiencies. Over the long term, we will continue to expand our tools and products that will enable our business to scale and provide more offerings to our customers.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
General and administrative	$12,244	$12,099	$145	1%	$40,086	$39,457	$629	2%
Percent of revenues	9%	10%			11%	13%

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

General and administrative expenses for the three months ended September 30, 2021 increased by $0.1 million, or 1%, as compared to the same period in 2020. The increase was primarily due to an increase in professional service fees of $0.7 million and an increase in restructuring charges of $0.4 million related to severance for senior leadership and non-leadership employees, all partially offset by a decrease in compensation costs of $0.7 million and a decrease in other administrative expenses of $0.3 million.

General and administrative expenses for the nine months ended September 30, 2021 increased by $0.6 million, or 2%, as compared to the same period in 2020. The increase was primarily due to an increase in professional service fees of $2.7 million and an increase in acquisition related charges of $0.3 million, all partially offset by a decrease in other administrative expenses of $1.2 million, a decrease in compensation costs of $1.1 million and a decrease in restructuring charges of $0.1 million.
We expect general and administrative expenses, in absolute dollars, to remain relatively consistent in future periods as we balance our investment in corporate infrastructure with our continued operational and cost optimization efforts.
Change in Fair Value of Contingent Consideration

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Change in fair value of contingent consideration	$245	$1,562	$(1,317)	(84)%	$772	$5,788	$(5,016)	(87)%
Percent of revenues	—%	1%			—%	2%

During the three months ended September 30, 2021 we recorded a net charge of $0.2 million related to the re-measurement of contingent consideration associated with Ubimo, due to the increase in expected achievement of certain financial metrics over the contingent consideration period. During the nine months ended September 30, 2021 we recorded a net charge of $0.8 million related to the re-measurement of contingent consideration associated with both Ubimo and Elevaate, due to the increase in expected achievement of certain financial metrics over the contingent consideration period. During the three and nine months ended September 30, 2020 we recorded a net charge of $1.6 million and $5.8 million related to the re-measurement of contingent consideration associated with both Ubimo and Elevaate, due to the increase in expected achievement of certain financial metrics over the contingent consideration period.
Interest Expense and Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest expense	$(3,809)	$(3,646)	(163)	4%	$(11,306)	$(10,830)	$(476)	4%
Other income (expense), net	(96)	(59)	(37)	63%	(130)	708	(838)	(118)%
	$(3,905)	$(3,705)	$(200)	5%	$(11,436)	$(10,122)	$(1,314)	13%

Interest expense is primarily related to the convertible senior notes, promissory note and finance lease obligations.
Other income (expense), net consists primarily of interest income on U.S. Treasury Bills held as cash equivalents. The decrease in other income (expense), net during the nine months ended September 30, 2021, as compared to the same period in 2020, was due to lower interest income earned on U.S. Treasury Bills held as cash equivalents, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.
Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Provision for income taxes	$323	$66	$257	390%	$790	$261	$529	203%

The provision for income taxes of $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, was primarily attributable to our foreign operations, amortization of tax-deductible goodwill from previous acquisitions, and state taxes. The provision for income taxes of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, was primarily attributable to our foreign operations, federal and state taxes, and amortization of tax-deductible goodwill from prior acquisitions.

We have a full valuation allowance against our UK net deferred tax assets in the amount of $4.7 million as of September 30, 2021 and intend to continue maintaining a full valuation allowance on these net deferred assets until there is sufficient evidence to support the release of all or some portion of these allowances. Based on current income from continuing operations and anticipated future earnings, we believe there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available to allow a conclusion to be reached that a significant portion, if not all, of the valuation allowance will be released. Release of some or all of the valuation allowance would result in the recognition of certain deferred tax assets and an increase in deferred tax benefit for any period in which such a release may be recorded. However, the exact timing and amount of any valuation allowance release are subject to change, depending upon the level of profitability that we are able to achieve and the net deferred tax assets available.

Liquidity and Capital Resources
We have financed our operations and capital expenditures through cash flows from operations and the issuance of convertible senior notes. As of September 30, 2021, our principal source of liquidity were cash and cash equivalents of $244.9 million which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds.
We have incurred and expect to continue to incur legal, accounting, regulatory compliance and other costs in future periods as we continue to invest in corporate infrastructure and in connection with litigation matters. In addition, we may use cash to fund acquisitions or invest in other businesses, or incur capital expenditures including leasehold improvements or technologies. We expect lower cash inflow as a result of lower expected revenue related to the forthcoming termination of the Albertsons partnership. We also expect lower operating expenses due to the cost saving actions we are taking to better align costs with forecasted revenue. We intend to continue to manage our operating expenses in line with our existing cash and available financial resources, and in the long-term, we expect to incur increased spending in future periods in order to execute our long-term business plan and to support our growth to fund our operating expenses.
Our Board of Directors has approved programs for the Company to repurchase shares of its common stock. In February 2021, the Company’s Board of Directors authorized a one year share repurchase program (the “2021 Program”) for the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2021 Program at any time without prior notice. During the three and nine months ended September 30, 2021, the Company did not repurchase any shares of its common stock. As of September 30, 2021, $50.0 million remains available for future share repurchases under the 2021 Program.
Some of our agreements with retailers include an upfront payment for exclusive service rights for the term of the agreement. These payments are generally recognized as an expense or contra-revenue over the term of the exclusive rights. We expect payments related to exclusive service rights to total approximately $16.0 million over the next two fiscal quarters.
In addition, some of our agreements with retailers include certain guaranteed distribution fees which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues and associated revenue share payments. For example, in 2020 the Company's efforts to implement, with Albertsons, one of our solutions resulted in multiple disputes being raised by each of the parties against the other, one of which disputes resulted in the Company not being able to meet the contractual minimum at the end of the applicable period under the agreement. In order to resolve certain of the disputes regarding the parties' respective obligations, we recognized a loss of $8.8 million during the year ended December 31, 2020, to settle such matter. This loss was included in cost of revenues on our consolidated statements of operations. During the second quarter of 2021, the Company notified Albertsons that due to Albertsons' failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the period that ended in October 2021. In connection with renewal discussions between the parties, we received a letter in October 2021 from Albertsons notifying us of their intent to early terminate our agreement related to the delivery of promotions and media campaigns, effective December 31, 2021. We informed Albertsons that we disputed their right to terminate the agreement prior to March 31, 2022. The parties are in discussions regarding an orderly wind down of the partnership, including with respect to the specific termination date. However, there can be no assurance that we are able to negotiate a specific termination date and/or an orderly wind down of the Albertsons partnership on terms favorable or acceptable to us, or at all. If the contractual minimum applicable to the period that ended in October 2021 remains enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.5 million.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$29,711	$13,171
Net cash used in investing activities	(10,773)	(9,648)
Net cash provided by (used in) financing activities	3,218	(18,559)
Effect of exchange rates on cash and cash equivalents	37	126
Net increase (decrease) in cash and cash equivalents	$22,193	$(14,910)

Operating Activities
Cash from operating activities relates to our net income or loss for the period, adjusted for net non-cash income or expenses and changes in our operating assets and liabilities.
During the nine months ended September 30, 2021, net cash provided by operating activities of $29.7 million reflects our net loss of $38.5 million, adjusted for net non-cash expenses of $64.2 million, as well as cash provided resulting from changes in working capital of $4.0 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, allowance for credit losses, deferred income taxes, change in fair value of contingent consideration, impairment of certain intangible assets and other non-cash expenses, including amortization of right-of-use asset and loss on disposal of property and equipment. The primary sources of cash from working capital items included an increase in deferred revenues of $9.1 million, an increase in accounts payable and other current liabilities of $8.0 million, an increase in accrued compensation benefits of $5.4 million, and a decrease in prepaid expenses and other current assets of $3.3 million, the collective impact of which was partially offset by an increase in accounts receivable of $18.9 million, and payment for Elevaate contingent consideration of $2.9 million related to the changes in fair value over the contingent consideration period.
Investing Activities
Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and the development activities related to our future service offerings. We expect to continue to invest in property and equipment and in the further development and enhancement of our software platform for the foreseeable future. In addition, from time to time, we may consider potential acquisitions that would complement our existing service offerings, enhance our technical capabilities, or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.
During the nine months ended September 30, 2021, net cash used in investing activities of $10.8 million reflects purchases of property and equipment, which includes capitalized software development costs, and purchases of technology hardware and software to support our growth.
Financing Activities
Our financing activities consisted primarily of payments made for shares withheld to cover payroll withholding taxes and the issuance of shares of common stock upon the exercise of stock options.
During the nine months ended September 30, 2021, net cash provided by financing activities of $3.2 million reflects $14.8 million, net, in proceeds received from exercises of stock options under equity incentive plans and purchases of ESPP shares, partially offset by payments for Elevaate contingent consideration of $6.1 million

(initially measured and included as part of purchase consideration on the date of acquisition), payments made for shares withheld to cover the required payroll withholding taxes of $5.3 million, and payments on promissory note and finance lease obligations of $0.2 million.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2021.
Contractual Obligations and Commitments
Refer to Note 14 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business, during the three and nine months ended September 30, 2021, to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 23, 2021 with the SEC.
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
There were no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 23, 2021 with the SEC except as noted below.
Goodwill and Intangible Assets
Intangible assets with a finite life are amortized over their estimated useful lives. Goodwill is not subject to amortization but is tested for impairment at least annually, and more frequently upon the occurrence of certain events that may indicate that the carrying value of goodwill may not be recoverable. The Company, which operates in a single reporting unit, typically completes its annual impairment test during the fourth quarter of each year. However, due to circumstances surrounding the forthcoming termination of its partnership with Albertsons, the Company determined a triggering event had occurred and completed its annual impairment test during the third quarter of 2021.
The Company evaluates intangible assets for potential impairment indicators at least quarterly and more frequently upon the occurrence of events that could impact prior conclusions. Judgment regarding the existence of impairment indicators is based on market conditions and as well as the operational performance of its businesses. Additionally, future events could cause the Company to conclude that impairment indicators exist, and therefore its intangible assets could be impaired.
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

The key assumptions used in the Company's estimates of projected cash flow of its intangible assets deal largely with forecasts of sales levels, gross margins, and operating costs. These forecasts are typically based on historical trends and take into account recent developments as well as the Company's plans and intentions. Any material change in the Company's assumptions could significantly impact projected future cash flows of the intangible assets and these factors are considered in evaluating impairment. Other factors, such as increased competition or a decrease in the desirability of our products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant decrease in cash flows in the future could result in an impairment of our intangible assets or long-lived assets.
Due to circumstances surrounding the forthcoming termination of its partnership with Albertsons, the Company determined a triggering event had occurred during the three months ended September 30, 2021, that required an interim impairment assessment for its goodwill reporting unit and intangible assets. As a result of performing its interim intangibles impairment test due to the triggering event noted above, during the three months ended September 30, 2021, the Company recorded an intangible asset impairment charge of $6.5 million, related to promotion service rights, media service rights, and data access rights.
In the third quarter of 2021, the Company performed a qualitative interim assessment at the reporting unit level. In performing its qualitative impairment assessment, the Company considered (i) the results of its impairment testing from the most recent testing date (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts, (iii) trends in market multiples, and (iv) declines in market capitalization. The interim assessment resulted in the Company’s determination that the fair values of the reporting unit exceeded its carrying value and, therefore, its goodwill was not impaired.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in our condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, valuation of assets acquired and liabilities assumed in a business combination, useful lives of intangible assets, estimates related to recovery of long-lived assets and goodwill, measurement of contingent consideration, restructuring accruals, legal contingencies, stock-based compensation, deferred income taxes and associated valuation allowances and distribution fee commitments. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.
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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
During the three and nine months ended September 30, 2021, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 23, 2021 with the SEC for a more complete discussion on the market risks we encounter.

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our chief executive officer (“CEO”) and our chief financial officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Fortis Advisors LLC v. Quotient Technology, Inc. On August 20, 2021, Fortis Advisors LLC, as the SavingStar stockholder representative, ("Fortis") filed a complaint in the Delaware Court of Chancery alleging breach of contract, declaratory judgment, and in the alternative, breach of the implied covenant of good faith and fair dealing. The complaint alleges that we ceased to make generally available the SavingStar customer relationship management (CRM) business, which would trigger an earnout payment of $8.5 million under the terms of the Agreement and Plan of Merger, dated August 23, 2018, between Quotient Technology Inc. and SavingStar, Inc. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, we believe that Fortis's claims lack merit.

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
•Indemnity provisions in various agreements and our corporate documents potentially expose us to substantial liability for intellectual property infringement and other claims.
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
We have incurred net losses of $65.4 million and $37.1 million in 2020 and 2019, respectively, and incurred net losses of $7.8 million and $38.5 million for the three and nine months ended September 30, 2021. We have an accumulated deficit of $488.8 million as of September 30, 2021. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:
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
Decisions by CPGs or retailers to delay or reduce their digital marketing on our platforms or choose a solution from one of our competitors, changes in our fee arrangements with CPGs, retailers and other commercial partners, or the termination of a partnership with a retailer,such as the forthcoming termination of our relationship with Albertsons, could also slow our revenue growth or reduce our revenues. For instance, beginning in mid-March of 2020, decisions by CPGs and retailers to mostly pause or delay, and in some cases cancel, marketing campaigns due to the uncertainty, supply-chain disruption, and consumer purchasing behavior changes caused by the COVID-19 pandemic had an adverse impact on our revenue and revenue growth for the second quarter of 2020. While CPGs and retailers resumed digital marketing in the second half of 2020 generally, certain CPGs and retailers still are experiencing supply chain disruption, and brands and retailers are experiencing inflationary pressures that are increasing their costs. Accordingly, we may continue to see reduced digital marketing levels and postponed or cancelled campaigns, particularly if COVID-19 outbreaks persist or, more broadly, the pandemic worsens.
Our business is complex and evolving. We may offer new capabilities, pricing, service models, process and delivery methods to advertisers and retailers. These new capabilities may change the way we generate and/or recognize revenue, which could impact our operating results. For example, in the third quarter of 2021 we announced that we are shifting our focus away from a lower-margin, labor-intensive managed services business and are moving towards more self-service and platform-based solutions. As a result of these changes and the application of the accounting rules relating to such changes, we are recognizing certain media revenue on a net basis as compared to the prior recognition on a gross basis and this has caused a decrease in our revenue growth and impacted our revenues. As another example, we are shifting from a cost-per-action pricing model for promotions to non-quantity-based pricing models, such as duration-based promotions.
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
•successfully execute on our announced strategy shift away from a lower-margin, labor-intensive services business and are moving towards more self-service and platform-based solutions;
•capitalize on new pricing models, such as our shift to non-quantity-based (e.g., duration-based) promotions pricing;
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
The success and scale of our platforms depend on our strategic relationships with retailers and the level of retailer commitment and support for our platforms. If we do not expand these relationships, if we do not renew these relationships on as favorable terms as were in place immediately prior to renewal, if we lose one or more retailers, or if we do not add new retailers to our platforms, our business will be negatively affected.
For instance, our revenue and growth may be adversely impacted if retailers do not support our platforms. The success of our platforms requires integration with a retailer’s POS, loyalty programs and consumer channels. Certain platform capabilities may require integration with other retailer systems as well. This integration requires time and effort from the retailer; and may require us to work with a retailer’s third-party service providers, some of whom may be our competitors. In addition, the success of our platforms requires consumer and advertiser adoption which requires significant marketing and other support from retailers, including retailer programs that drive more advertiser spend on our platforms. If retailers do not provide sufficient or timely resources and support, platform launches could be delayed and consumer and/or advertiser adoption could be slow or minimal, which would negatively impact our revenue, costs of revenue, and recoverability of certain assets. As an example, delays in the launch of in-lane promotions and sponsored search and display adversely impacted our revenue growth for the second half of 2019. Also, our revenue was negatively affected in the first half of 2020 when retailers mostly paused or delayed, and in some cases cancelled, marketing campaigns on our platforms in response to supply-chain challenges and out-of-stock product at shelf, consumer purchasing behavior changes, and other issues resulting from the COVID-19 pandemic.
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
Our business is exposed to risks related to customer concentration, particularly among advertisers, and partner concentration, particularly among retailers. The loss of or decrease in spending by any of our significant customers, or the loss of or decrease in support from any of our significant partners, or a deterioration in our relationships with any of them, could materially and adversely affect our revenues, results of operations and financial condition. As an example, the loss of a retailer, such as the forthcoming termination of our partnership with Albertsons, may negatively impact the amount that advertisers spend on our platforms.
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
Some of our agreements with retailers include certain guaranteed distribution fees, which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We consider various factors in our assessment of whether these prepaid or guaranteed distribution fees may not be recoverable, including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenue, and associated revenue share payments. For example, in 2020, the Company's efforts to implement, with Albertsons, one of the Company’s solutions resulted in multiple disputes being raised by each of the parties against the other, one of which disputes resulted in the Company not being able to meet the contractual minimum at the end of the applicable period under the agreement. In order to resolve certain of the disputes regarding the parties' respective obligations, the Company recognized a loss of $8.8 million during the year ended December 31, 2020.During the second quarter of 2021, the Company notified Albertsons that, due to Albertsons failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the current period that ended in October 2021. In connection with renewal discussions between the parties, we received a letter in October 2021 from Albertsons notifying us of their intent to early terminate our agreement related to the delivery of promotions and media campaigns, effective December 31, 2021. We informed Albertsons that we disputed their right to terminate the agreement prior to March 31, 2022. The parties are in discussions regarding an orderly wind down of the partnership, including with respect to the specific termination date. However, there can be no assurance that we are able to negotiate a specific termination date and/or an orderly wind down of the Albertsons partnership on terms favorable or acceptable to us, or at all. If the contractual minimum applicable to the period that ended in October 2021 remains enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.5 million.
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
•success of higher-margin new products; and
•business model or solution delivery changes, with respect to a portion of our offerings, that result in revenue being recognized on a net, as opposed to a gross, basis.
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
•increased legal and compliance costs associated with data protection laws and regulations in various jurisdictions, including the CCPA, which went into effect on January 1, 2020, and invalidation of the EU-U.S. Privacy Shield framework and Swiss-U.S. Privacy Shield Framework in July 2020 and September 2020, respectively;
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
•our ability to collect payment for services timely, as any significant persistence or worsening of the COVID-19 pandemic, supply chain challenges, and inflation may cause liquidity issues for some of our customers;
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
•companies offering online and marketing services to retailers and advertisers, such as Mi9 Retail, Inc. and Flipp Corp.; and
•companies offering digital advertising technology, inventory, data, and services solutions and channels for advertisers and retailers including: Alphabet Inc., Facebook, Inc., Pinterest, Inc., Amazon.com, Inc., Adobe Inc., The Trade Desk Inc., Oracle Corporation, Criteo S.A., Microsoft Corporation, CitrusAd, and others.
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
Our success depends on the effectiveness of our platforms in connecting advertisers and retailers with consumers and with attracting consumer use of the digital promotions and media delivered through our platforms. To the extent we fail to provide digital promotions and media for high quality, relevant products, or otherwise fail to successfully reach consumers on their mobile device or elsewhere, consumers may become dissatisfied with our platforms and decide not to use our digital promotions or interact with our digital media and elect to use or view the digital promotions and media distributed by one of our competitors. As a result of these factors, our advertisers and retailers may not receive the benefits they expect, and advertisers may use the offerings of one of our competitors, and retailers may elect to handle promotions and media themselves or exclude us from integrating with their in-store and POS systems or consumer channels, and our operating results would be adversely affected. Similarly, if retailers elect to use a competitive distribution network or platform, or develop their own solution in-house, and we do not have, or fail to maintain, an agreement to distribute content through that network or platform, advertisers may elect to provide digital promotions and media directly to that network or platform, instead of through our platform. If retailers and advertisers require our platforms to integrate with competitive offerings instead of using our products, we could lose some of our competitive advantage and our business could be negatively affected.
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
Our sales could be adversely impacted by industry changes relating to the use of advertising agencies. Moreover, to the extent that we do not have a direct relationship with advertisers or retailers, the value we provide to advertisers and retailers may be attributed to the advertising agency rather than to us, further limiting our ability to develop long-term relationships directly with advertisers and retailers. Advertisers and retailers may move from one advertising agency to another, and we may lose the underlying business. The presence of advertising agencies as intermediaries between us and the advertisers and retailers thus create a challenge to building our own brand awareness and affinity with the advertisers and retailers that are the ultimate source of our revenues. In addition, advertising agencies conducting business with us could develop similar digital marketing solutions. As such, these advertising agencies are, or may become, our competitors. If they further develop their own capabilities, they may be more likely to offer their own solutions to advertisers, and our ability to compete effectively could be significantly compromised and our business, financial condition and operating results could be adversely affected.
Our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.
As an industry leading digital promotions and media company we compete for sales, engineering and other technical talent in a highly competitive environment against large, well-established technology companies and well-funded start-ups, which have significantly greater financial and other resources than we do. If we do not succeed in attracting, hiring and integrating qualified personnel, or retaining and motivating existing personnel, we may be unable to grow effectively, and our operating results may be harmed. For example, following the easing of the COVID-19 pandemic restrictions in 2021, we have experience higher employee attrition and an increasingly competitive market for talent.
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
In response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners. Certain jurisdictions lifted such orders or restrictions only to return to these restrictions in the face of increases in new COVID-19 cases, even as mass vaccination efforts are being undertaken throughout the United States and in certain other countries. Although as of the fall of 2021 the pace of removing restrictions is increasing, the residual effects of such restrictions and prolonged alternative working arrangements are unknown and the eventual effectiveness of the mass vaccination efforts likewise remains uncertain, and these may negatively impact the productivity of our employee base and have a disproportionately negative impact on our sales and operations functions, which could have an adverse effect on our business, operating results, and financial condition.
In addition, the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular are difficult to assess or predict. A recession or market correction resulting from the spread of new or existing variants of COVID-19 and its impacts could decrease marketing spend, particularly in media, adversely affecting the demand for our solutions, our business, and the value of our common stock. While we have seen advertisers or CPGs spend or increase their spend on promotions during economic downturns, there is no guarantee they will do so in a future economic downturn, including one that may be presently taking shape due to the persistence of the COVID-19 pandemic or inflationary pressures brought about as a consequence of the pandemic.
The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change, even in light of the mass vaccination efforts that have been ongoing. We do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. The COVID-19 pandemic, and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.
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

We have significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Through acquisitions we have added multiple additional offices within the last three years. Although most of our personnel continue to work from home, we recently moved our principal executive offices to Salt Lake City, Utah from Mountain View, California. Such office expansion and transition increases the complexity of our business and places significant demands on our management, operations, technical performance, financial resources and internal control over financial reporting functions. Continued growth could strain our ability to deliver solutions on our platforms, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. Failure to manage our expansion may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.
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
Indemnity provisions in various agreements and our corporate documents potentially expose us to substantial liability for intellectual property infringement and other claims.
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
In addition, in accordance with our bylaws and pursuant to indemnification agreements entered into with directors, officers and certain employees, we have indemnification obligations for claims brought against these persons arising out of certain events or occurrences while they are serving at our request in such capacities. For example, our founder and CEO is subject to a claim from a third party, alleging that he owes certain amounts to the third party in connection with fundraising activities for Quotient that occurred between 1998 and 2006. We agreed to advance certain defense costs, subject to an undertaking to repay us such amounts if, and to the extent that, it is ultimately determined that he is not entitled to indemnification. The matter is ongoing. If this matter is resolved in favor of the third party and we are required to indemnify our founder and CEO for a loss, we may be required to make an indemnity payment. While we maintain directors’ and officers’ liability insurance, such insurance may not be applicable, adequate or cover all liabilities that we may incur.
Large indemnity payments, individually or in the aggregate, could have a material impact on our financial position.
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
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to business combinations, goodwill and intangible assets, treatment of our convertible senior notes, revenue recognition, promotion revenue, media revenue, gross versus net revenue reporting, arrangements with multiple performance obligations, stock-based compensation and provision for income taxes. For example, the recognition of our revenue is governed by certain criteria that determine whether we report revenue either on a gross basis, as a principal, or net basis, as an agent, depending upon the nature of the sales transaction. Historically, our media products revenue has generally been recognized on a gross basis. However, effective second quarter of 2020, we modified the way we process and deliver certain media products to enhance the customer experience. As a result of these changes, we have begun to recognize certain media revenue on a net basis, as compared to the prior recognition on a gross basis, and we expect this will cause a decrease in our revenue growth and impact our revenues. We may have gross reporting for portions of our media products and other revenue in the future as a result of the evolution of our existing business practices, development of new products, acquisitions, or changes in accounting standards or interpretations, that in any case result in transactions with characteristics that dictate gross reporting. It is also possible that revenue reporting for existing businesses may change from gross to net or vice versa as a result of changes in contract terms or transaction mechanics. We may experience significant fluctuations in revenue in future periods depending upon, in part, the nature of our sales and our reporting of such revenue and related accounting treatment, without proportionate correlation to our underlying activity or net income. Any combination of net and gross revenue reporting would require us to make estimates and assumptions about the mix of gross and net-reported transactions based upon the volumes and characteristics of the transactions we think will make up the total mix of revenue in the period covered by the projection. Those estimates and assumptions may be inaccurate when made, or may be rendered inaccurate by subsequent circumstances, such as changing the characteristics of our offerings or particular transactions in response to client demands, market developments, regulatory pressures, acquisitions, and other factors. Even apparently minor changes in transaction terms from those initially envisioned can result in different accounting conclusions from those foreseen. In addition, we may incorrectly extrapolate from revenue recognition treatment of prior transactions to future transactions that we believe are similar, but that ultimately are determined to have different characteristics that dictate different revenue reporting treatment. These factors may make our financial reporting more complex and difficult for investors to understand, may make comparison of our results of operations to prior periods or other companies more difficult, may make it more difficult for us to give accurate guidance, and could increase the potential for reporting errors.
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
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. In Europe, the General Data Protection Regulation (2016/679) (“EU GDPR”) went into effect in May 2018 and introduced strict requirements for Processing the personal data of data subjects. The EU GDPR has direct effect in all EU Member States and has extraterritorial effect where organizations outside of the European Economic Area ("EEA) Process personal data of individuals in the EEA in relation to the offering of goods or services to those individuals (“targeting test”) or the monitoring of their behavior (“monitoring test”). As such, the EU GDPR applies to us to the extent we are established in an EU Member State or we meet the requirements of either the targeting test or the monitoring test. Companies that must comply with the EU GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, an order prohibiting Processing of personal data of data subjects in the EU, and potential fines for noncompliance of up to €20 million or 4% of consolidated annual worldwide gross revenues of the noncompliant company, whichever is greater. The EU also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. European data protection laws including the EU GDPR also prohibit the transfer of personal data from Europe, including the EEA, and Switzerland, to the United States and other countries that the European Commission does not recognize as having “adequate” data protection laws (“third countries”) unless the parties to the transfer have implemented an appropriate data transfer mechanism in accordance with the EU GDPR. One of the primary mechanisms allowing U.S. companies to import personal data from Europe in compliance with the EU GDPR has historically been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, in the “Schrems II” ruling, invalidated the EU-U.S. Privacy Shield framework. The Swiss Federal Data Protection and Information Commissioner also recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S.
The Schrems II decision also imposed further restrictions on the use of one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses (“SCCs”), including a requirement for companies to carry out a transfer privacy impact assessment which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. At present, there are few, if any, viable alternatives to the “SCCs. The European Commission recently adopted new SCCs, and additional regulatory guidance has been released that seeks to imposes additional obligations on companies seeking to rely on the SCCs. These SCCs must be used in new contracts from September 27, 2021, with existing contracts requiring updating by December 27, 2021. As such, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law; may increase our exposure to the EU GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may reduce demand from companies subject to European data protection laws. Moreover, where we rely on SCCs, we must now evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. This evaluation will, in particular, include an assessment as to whether the types of personal data transferred pursuant to SCCs may be subject to government surveillance in the data importer’s country, and an assessment as to whether the data importer can meet its contractual obligations under the SCCs. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our products and operating our business.
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
Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, known as Brexit. Following December 31, 2020, the EU GDPR’s data protection obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” or more explicitly, the EU GDPR continues to form part of the laws in the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (EU Exit) Regulations), which potentially exposes us to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and, as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. In addition, the UK has not approved use of the new EU SCCs for transfers subject to the UK GDPR. The UK data protection authority (the Information Commissioner’s Office) is at present consulting on its own form of data transfer agreement (including a UK addendum to the new SCCs) and transfer risk assessment, which are expected to be finalized towards the end of 2021. For the time being, when implementing new contracts, if such transfer is subject to both the EU GDPR and the UK GDPR we may be required to implement two forms of transfer mechanism to address the transfer of personal data outside the EEA and the UK, respectively.
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
We are required under U.S. GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators and competition. In the future we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. The determination and recording of a significant impairment charge could adversely impact our results of operations, as for example occurred during the third quarter of 2021 in connection with the circumstances surrounding the forthcoming termination of our partnership with Albertsons, and also could harm our business.
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
Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other malicious internet-based activity are prevalent in our industry and our customers and partners’ industries and continue to increase. In addition, we may experience attacks, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, and advanced persistent threat intrusions. We and our third party service providers regularly defend against and respond to a variety of cybersecurity attacks and incidents. Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity of the information technology networks and systems, processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against, or adequately respond to mitigate the impact of, all data security and privacy threats and attacks. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, will be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our applications, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our applications, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Our applications, systems, networks, and physical facilities could be breached or personal information could be otherwise compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees, customers or partners to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, applications, systems, networks and/or physical facilities utilized by our vendors. We have and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers or partners’ data or to disrupt our operations or ability to provide our services. While we have been successful in preventing such unauthorized access and disruption in the past, we may not continue to be successful against these or other attacks in the future.
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
As an example, for certain media campaigns, we receive tracking information from the systems of retailers, their service providers, and other third parties. If those parties fail to provide us information, fail to provide information in a timely fashion, or provide incorrect information, or if for other reasons we are unable to properly track such information, our results of operations and our ability to timely determine our revenue share payment obligation to retailers could be adversely impacted. Additionally, our ability to successfully leverage such data depends on our continued ability to access and use data from various sources, which can be restricted by a number of factors, including consumer choice, the success in obtaining consumer consent, restrictions imposed by our retail and other data partners or other third parties, publishers and web browser developers or other software developers, changes in technology, including changes in web browser technology, and new developments in, or new interpretations of laws, regulations and industry standards. For example, Apple in 2021 began implementing several changes to iOS that will require consumers to opt-in to sharing data with publisher sites and app, which may adversely impact our business. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanism as a result of industry regulatory and/or legal developments, the adoption by consumers of browsers settings or “ad-blocking” software and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.

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
We and our third-party partners might use a number of technologies to collect information used to deliver our solutions. For instance, mobile device identifiers such as Apple IDFA and Google AdID help us and our third-party partners identify, target and measure relevant promotions and media to consumers. Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in a way that may negatively impact our business. For example, in April 2021 Apple shifted to require user opt-in before permitting access to Apple’s unique identifier, or IDFA. Apple initially targeted fall of 2020 for implementing these changes but has implemented it as of early 2021. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem, increase data and media acquisition costs, and could harm our growth.
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
We deliver digital promotions and media via our platforms, including over our websites and mobile applications, as well as through those of our advertisers and retailers and our publishers and other third parties. Our reputation and ability to acquire, retain and serve advertisers and retailers, as well as consumers who use digital promotions or view media on our platforms are dependent upon the reliable performance of our platforms. As the number of our advertiser customers, retailers and consumers and the number of digital promotions, digital media and information shared through our platforms continue to grow, we will need an increasing amount of network capacity and computing power. Our technology infrastructure and platforms are hosted across two data centers in co-location facilities in California and Virginia. We also operate our applications and services in Microsoft Azure and Google GCP cloud platforms. We have spent and expect to continue to spend substantial amounts in our data centers, cloud platforms, and equipment and related network infrastructure to handle the traffic on our platforms. The operation of these systems is expensive and complex and could result in operational failures. In the event that the number of transactions or the amount of traffic on our platforms grows more quickly than anticipated, we may be required to incur significant additional costs. In addition, as we scale, we must continually invest in our information technology, and continue to invest in information security, infrastructure and automation. Deployment of new software or processes may adversely affect the performance of our services and harm the customer experience. If we fail to support our platforms or provide a strong customer experience, our ability to retain and attract customers may be negatively affected. Interruptions in these systems or service disruptions, whether due to system failures, computer viruses, malware, ransomware, denial of service attacks, attempts to degrade or disrupt services, or physical or electronic break-ins, could affect the security or availability of our websites and platforms, and prevent advertisers, retailers or consumers from accessing our platforms. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential advertisers, retailers and consumers, which could harm our operating results and financial condition.

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
Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 94,268,564 shares of common stock outstanding as of September 30, 2021, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.

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
Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 31% of our outstanding common stock, based on the number of shares outstanding as of September 30, 2021. These stockholders therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of your shares of common stock.
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
Our headquarters is currently located in Salt Lake City, Utah. Our current technology infrastructure is hosted across two data centers in co-location facilities in California and Virginia. In addition, we use Microsoft Azure and Google GCP cloud providers to host our applications and services. Our services, operations and the data centers from which we provide our services are vulnerable to damage or interruption from earthquakes, fires, floods, public health crises such as pandemics and epidemics, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events (such as the COVID-19 pandemic). A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, financial condition and results of operations and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism could cause disruptions to the Internet, our business or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting areas where data centers upon which we rely are located, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Such disruptions could negatively impact our ability to run our websites, which could harm our business.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

In February 2021, the Company’s Board of Directors authorized a one year share repurchase program (the “2021 Program”) for the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022. Stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the 2021 Program at any time without prior notice. During the three and nine months ended September 30, 2021, the Company did not repurchase any shares of its common stock. As of September 30, 2021, $50.0 million remains available for future share repurchases under the 2021 Program.

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

QUOTIENT TECHNOLOGY INC.

Dated: November 4, 2021	By:	/s/ Steven Boal
Steven Boal
Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2021	By:	/s/ Pamela Strayer
Pamela Strayer
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)