Form 10-K
period 2021-12-31
Quotient Technology Inc.
filed 2022-03-01
CIK 1115128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-36331

Quotient Technology Inc.
(Exact name of registrant as specified in its Charter)

Delaware	77-0485123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1260 East Stringham Avenue, 6th Floor Salt Lake City, UT	84106
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 605-4600
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	QUOT	New York Stock Exchange
Preferred Stock Purchase Rights		New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $10.81 per share of the Registrant’s common stock as reported by the New York Stock Exchange on June 30, 2021, was $957.3 million. The calculation of the aggregate market value of voting and non-voting common equity excludes 5.4 million shares of the registrant held by executive officers, directors and stockholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of registrant’s Common Stock outstanding as of February 21, 2022 was 94,921,488.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

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
•our strategies relating to the growth of our platforms and our business, including pricing strategies;
•our expectations regarding the shift to digital promotions and advertising from off-line channels, and the size of the addressable market for the solutions we offer;
•our ability to adapt to consumer-packaged goods ("CPG's") and retailers' changes in marketing goals, strategies and budgets and the timing of their spending on media and promotions solutions (collectively, "marketing spend");
•our ability to successfully and timely implement changes in our business model, including transitioning the pricing of promotions offerings from cost-per-acquisition to duration-based pricing and increasing the proportion of self-service and automated solutions on our platforms;
•the rate at which transitions in our business model will occur and the expected benefits to advertisers and retail partners;
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
•our ability to increase revenues from CPGs already on our platforms, as well as expand our CPG base of customers;
•our ability to increase the number of smaller CPG advertisers that use, or desire to use, our solutions;
•our ability to maintain and grow retailers in our network, increase the number of network partners in our network, and expand our network with new verticals;
•our ability to maintain and expand our data rights with our retailer network;
•our ability to successfully execute and expand our digital media solutions into areas such as retail performance media;
•our ability to expand the number, variety, quality, and relevance of promotions available on our platforms and through our network;
•our ability to grow our digital promotions business by increasing the reach of our promotions platforms, and our ability to successfully execute and expand our promotions solutions into areas such as national promotions and national rebates;
•our ability to demonstrate the value of our platforms through trusted measurement metrics;
•our ability to deploy, execute, and continue to develop our measurement and analytics capabilities;
•our intent to continue to invest in developing our differentiated and proprietary platforms aimed at solving the problems of CPGs and retailers;

•our ability to respond to changes in the legislative or regulatory environment, including with respect to privacy and data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•our ability to hire, integrate, train and retain talented personnel;
•our ability to successfully integrate any newly acquired companies into our business;
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
•We may not achieve revenue growth, including as a result of changes to our business model.
•Our revenue and business will be negatively affected if we fail to retain and expand our relationships with retailers, if we fail to obtain commitment and support for our platforms from retailers, and if we do not successfully renegotiate or amend retailer agreements.
•Our revenue and business will be negatively affected if we fail to develop, increase the number of and expand relationships with network partners that contribute to the growth of audiences engaging on our platforms.
•The loss of or decrease in spending by any significant customer, or the loss of or decrease in support from any significant partner, could materially and adversely affect our revenues, results of operations and financial condition.
•If the distribution, revenue sharing or other fees that we pay increase, or if we are unable to meet contractual minimums under guaranteed distribution fee arrangements, our gross profit and business will be negatively affected.
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
•If we fail to maintain and expand the use by consumers of digital promotions on our platforms, our revenues and business will be negatively affected.
•Competition presents an ongoing threat to the success of our business.
•We depend in part on advertising agencies as intermediaries, and if we fail to develop and maintain these relationships, our business may be negatively affected.
•Our failure to attract, integrate and retain other highly qualified personnel in the future could harm our business, and in the near term is an increasing challenge due to market conditions and strategic transitions in our business.
•The effects of health epidemics, including the COVID-19 pandemic, have had, and may continue to have, an adverse impact on our business, operations, and the markets and communities in which we and our partners operate.
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
•Failure to deal effectively with fraudulent or other improper transactions could harm our business.
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
•Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
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
•If the use of mobile device identifiers, third-party cookies     or other tracking technology is rejected by consumers, restricted by third parties outside of our control or otherwise subject to unfavorable regulation, the benefits of our offerings and solutions could diminish, our data and media acquisition costs could increase, and we could lose customers and revenue
•Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms, including our websites and mobile applications, and any significant disruption in service could result in a loss of advertisers, retailers and consumers.
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
•Our tax benefits preservation plan may reduce the volume of trading in our stock because it limits the ability of persons or entities from acquiring a significant percentage of our outstanding stock.
Risks Related to Debt Financing Transactions
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

PART I
Item 1.     Business.
Overview
Quotient Technology Inc. is an industry leading digital media and promotions technology company that powers cohesive omnichannel brand-building and sales-driving marketing campaigns for advertisers and retailers to influence purchasing decisions throughout a shopper's path to purchase. These marketing campaigns are planned, delivered and measured using our technology platforms and data analytics tools. Our vision is to build the world's leading performance marketing platform that delivers a variety of targeted digital marketing solutions which advertisers and retailers can purchase to drive measurable improvements in sales and customer loyalty.
Our customers consist primarily of consumer-packaged goods ("CPG") companies and their brand marketers (together referred to as "advertisers") who want to drive sales and positive brand engagement with shoppers. Our digital marketing platform is designed to produce returns on marketing investment for advertisers by utilizing consumer behavior and intent data to deliver the right marketing message to the right shopper at the right time, through multiple touchpoints while they are engaged online, out of home and in-store. We partner with retailers, who primarily sell through local, physical stores as well as through eCommerce properties. We are primarily focused on the US-based grocery retail market and the advertisers who sell products through that channel. However we are expanding outside the grocery retail space, such as with partners in certain vertically-integrated industries (also known as "verticals").
By partnering with Quotient, retailers can monetize their proprietary sales data and digital properties to build an alternative revenue stream and offer effective marketing opportunities for their brand partners to engage consumers, with the aim of achieving higher sales through their physical stores and eCommerce sites.
Over the last five years, we have grown our platform capabilities and our network of marketing channels to reach shoppers through a combination of in-house innovation, partnerships, and acquisitions. Our network includes the digital properties of our retail partners, non-retail partners and CPG customers, social media platforms, and our consumer brand Coupons.com and digital out-of-home ("DOOH") properties. This network provides Quotient with proprietary and licensed data, including retailers' point-of-sale ("POS") shopper data, consumer behavior and purchase intent data, and location intelligence. With such data powering our platforms, customers and partners use Quotient to leverage consumer data and insights, engage consumers via digital channels, and integrate marketing and merchandising programs to drive measurable sales results and consumer engagement.
Our network is made up of several different constituencies:
•Our advertiser customers consist of approximately 900 CPGs, representing over 2,500 brands, including many of the leading food, beverage, personal care and household product manufacturers;
•Our retail partners represent multiple classes of trade such as grocery retailers, drug, automotive, mass merchant, dollar, club, and convenience merchandise channels, where most CPGs' products are sold;
•Our network partners currently include a select group of partners who invest in online consumer engagement and who help us to increase our network's reach to more US shoppers; and
•Millions of consumers who visit our owned websites, mobile properties and social channels, as well as those of our CPGs, retailer partners and other network partners.
Through these relationships, we believe we have created a network effect, which engages consumers and provides us a competitive advantage over both offline and online competitors. As our network expands and our consumer audience increases, we generate more consumer data and insights, which further improves our ability to deliver targeted and personalized media and promotions, and also strengthens our measurement and data insight solutions. We believe this will make our platforms more valuable to advertisers and retailers for their digital marketing campaigns. We expect that the breadth of media and promotion content delivered through Quotient platforms from leading brands will increase and enable us to attract and retain more retailers and consumers.
We primarily generate revenue by advertisers and retailers using our technology platforms to help achieve their digital marketing objectives in four distinct ways:

•Plan and buy media and promotions campaigns to reach the right shoppers;
•Target advertising, promotions and messaging to shoppers for maximum impact;
•Sell advertising space and activate the shopper data that retailers collect through loyalty programs and digital transactions; and
•Measure the impact of advertisements, promotions or messages that have been planned, sold or placed with "closed loop" measurement, defined as the use of consumer data to help understand and evaluate how certain digital campaigns impact our advertiser customers' and retailer partners' sales.
Using shopper data from our retail partners and our proprietary data and audience segments, we deliver targeted and/or personalized digital media and promotions to shoppers through our network. As our customers and partners shift more of their marketing spend to digital channels, our solutions help them optimize the performance of such digital channels. Our platforms measure performance by attribution of digital campaigns to retail purchases in near real time, demonstrating return on spend for our customers and partners.
Our promotions products include digital paperless coupons, digital print coupons, in-lane receipt promotions, digital national promotions, shopper promotions, digital rebates and loyalty offers. Our media solutions include display, social, DOOH, Retailer.com display and sponsored search, shoppable brand pages, and audiences. A growing number of our customers purchase an integrated campaign which combines a mix of digital media and/or promotions solutions within a single campaign. While the revenue we earn from these programs is generally determined on a cost-per-click, cost-per-impression or cost-per-acquisition basis, in 2021 we launched duration-based (also known as time-based) pricing for our new offering Duration-Based National Promotions Solution, which we plan to deploy to a greater extent in the future (See "Business Model Changes" in this Item 1. Overview Section).
We generally pay a distribution fee, or revenue share, to retailers and publishers for activation or redemption of a digital promotion, for media campaigns, and for use of data targeting and/or measurement. We also pay a fee to third-party publishers and distribution partners for traffic acquisition, which consists of delivering campaigns on certain networks or properties. Generally, these distribution, revenue share and third-party service fees are included in our cost of revenues because we control the digital promotion and media advertising inventory before it is transferred to our customers. In limited instances where we do not control the digital promotion and media advertising inventory, we record revenues on a net basis, and the distribution, revenue-share and third-party service fees are deducted from gross revenues to arrive at net revenues.
During 2021, we generated revenues of $521.5 million, representing 17% growth over 2020, and a net loss of $45.6 million in 2021 as compared to a net loss of $65.4 million in 2020. See our Consolidated Financial Statements and accompanying notes for more information. For the years ended December 31, 2021 and 2020, there were no customers that accounted for greater than 10% of our total revenues during each respective period. For the year ended December 31, 2019, there was one customer that accounted for greater than 10% of our total revenues.
Business Model Changes
During 2021, we began to evolve our business model to better align our offerings to the demand in the marketplace. We have historically supported our customers using a managed service approach to digital marketing by supporting the advertiser with services throughout the campaign’s planning, execution and measurement phases. A trend in our industry is that an increasing percentage of CPGs, national advertising agencies and other advertisers are looking for transparency in the pricing and execution features of a campaign, and also for more self-service capabilities whereby they have more control over the campaign. In response to this trend, in the third quarter of 2021 we introduced self-service capabilities on some of our media products related to sponsored search. With self-service campaigns, the customer decides on campaign objectives and which digital property to place advertisements. We believe moving more business to self-service and away from managed services will enable us to grow more profitably by utilizing the power of our platform technology and reducing the manual effort and overhead expenses associated with managed-service campaign execution. Our sponsored search solutions are designed to utilize our data and market intelligence to target the most appropriate shoppers. As a result of these and related operational changes, we began recognizing revenue net of third-party costs on our sponsored search offering. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Critical Accounting Policies and Estimates” for more information.

During the first quarter of 2021, we introduced a new offering, Duration-Based National Promotions Solution, for our national promotions business. This offering provides advertisers access to our proprietary platforms for a specific period of time (the campaign period) in exchange for a fixed fee. This allows retailers and advertisers to coordinate merchandising calendars and specify time periods during which the promotion is run. Duration-based pricing also more directly aligns with the traditional way in which promotions have been priced and executed using traditional physical coupons distributed through the free-standing insert (“FSI”) historically included in the daily or Sunday newspaper.
Promotions that are still run under our historical cost-per click or cost-per-acquisition model could result in a digital coupon or rebate that is available online for only the first few days of a campaign, if shopper activations are higher than expected. Under our new duration-based pricing model, a promotional offer will be available for use during the entire planned start and end dates, which generally are between seven and twenty-eight days.
We believe this duration-based pricing and delivery model change is beneficial to our retailer partners and advertisers as it aligns with their traditional methods of budgeting for marketing spend and executing on merchandising plans. Duration-based pricing promotions revenue represented approximately 32% of national promotions revenue during the fourth quarter of 2021, and we expect that percentage to increase rapidly in the upcoming quarters. We also plan to expand duration-based pricing to shopper promotions in 2022.
Beginning in the fourth quarter of 2021, we also began rolling out a change to our business model with respect to retailer-specific promotion or media campaigns (also known as shopper campaigns). In our traditional shopper model, advertisers are our customers and retailers are marketing distribution partners through whom we deliver shopper campaigns, where we have discretion in establishing pricing and control the digital promotion and media before the campaign is delivered to our customer. In the new shopper model, we sell shopper campaigns to advertisers on behalf of the retailers. Under the new model, retailers set pricing and determine how shopper media and promotions campaigns are executed through our platforms and network. In accordance with generally-accepted accounting principles, in this model we are the agents of the retailers, who are customers and pay us for the use of our platforms and services. This business model change is designed to provide several benefits to retailer customers including improved pricing transparency and control over the shopper marketing campaign’s prospects for success.
Our Industry
Our growth is driven by several major market trends that impact our industry:
Moving budgets from offline to digital – Marketing methods that traditionally have been executed offline are continuing to move to online digital marketing. Historically, the vast majority of CPG's budgets have been spent in offline channels, such as the FSI found in newspapers, direct mail, printed circulars, in-store aisle tags, end caps and television. These traditional offline channels are becoming less effective as consumers spend more time online, particularly through mobile devices, and a feature of this trend is the rising importance of using data to drive personalized and targeted content to consumers. To reach consumers at the right time and place, now more than ever, CPGs are shifting media and promotion dollars that have been historically spent in offline channels to digital channels. Over the past year, the vast majority of US grocery purchases were still made in-person in physical grocery retail stores. However, as mobile applications and the use and utility of smartphones continue to grow, an increasing percentage of shoppers are engaging digitally in their path to purchase. The COVID-19 pandemic accelerated this shift and drove significant increases in the use of eCommerce for grocery and other retail transactions. More purchasing decisions being made online means, in our view, that advertisers must move advertising budgets to online vehicles in order to influence more shoppers during their path to purchase.
Collaborative spend programs and merchandising calendars – For decades, CPGs and retailers have been focused on driving sales. However, only recently have they started to work more collaboratively to increase sales and revenue through the utilization of data, which in turn benefits both parties. CPGs sell their products to retailers, and retailers are responsible for selling those products directly to consumers. To help retailers attract consumers and ensure sales, CPGs spend over $225 billion annually in promotions, media, shopper marketing, trade and other in-store advertising. Excluding trade and certain other budgets from the $225 billion results in approximately $117 billion of spend, which we believe is a total addressable market metric for the solutions we offer on Quotient's platforms.

At the same time, traditional retailers are paving the path for the digital shift by utilizing technology and creating digital strategies to better compete and drive sales. This includes focusing on retail performance media, loyalty strategies, eCommerce experiences, and data-driven media platforms, many of which Quotient powers for its retailers and partners. As retailers expand their digital capabilities, and as shoppers increase their digital engagement through more eCommerce purchases or a mixed mode of online and in-store purchases, greater opportunities are created for CPGs to shift marketing dollars from offline to digital, as well as to collaborate better with retailers.
National digital promotions including rebates, primarily funded by CPGs' consumer marketing budgets, have been found to be more effective and are redeemed at higher rates compared to traditional offline promotions. We believe that the ease of creating and delivering digital promotions, coupled with the increasing size and broadening demographic reach of online audiences, will drive continued momentum for digital promotions.
Additionally, shopper digital media and promotions, typically funded by CPGs' consumer marketing budgets to increase consumer awareness and drive sales within a specific retailer, continue to shift from traditional in-store and print promotion and media solutions to digital ones, particularly as regards the mobile device user. Consumer marketers are looking to reach consumers directly across the right touchpoints throughout the path to purchase, and thereby to influence their purchase decisions.
As the shift to digital media and promotions continues to grow, so does the importance placed on the use of data to target audiences and measure campaign performance. As a greater portion of grocery sales have shifted from offline to online, retailers are focused on implementing omnichannel strategies, technology, and solutions to meet consumer demands, to compete effectively and to drive sales. This omnichannel approach, which leverages combined data from offline and online sales, is resulting in an increased number of digital touchpoints for retailers and their CPGs to target shoppers with relevant promotions and digital marketing. As retailers add more omnichannel capabilities, brands increasingly are able to shift more marketing dollars to digital.
Our Platforms and Solutions
We offer industry-leading digital platforms providing technology and services that power integrated digital media and promotions campaigns for brands and retailers. We do this through personalized and targeted media and promotions for the purpose of driving profitable sales, building shopper loyalty and increasing brand awareness and affinity. Our customers use our platforms to plan, manage and distribute digital media and promotions, target shopper audiences, and measure campaign performance and sales results.
Our solutions fall into the following categories:
Promotions
Quotient Promotions Platform (for CPGs)
The Quotient Promotions Platform offers digital paperless promotions, digital print promotions, and cash back rebates across our distribution network. With digital paperless and rebates, shoppers add promotions directly to retailer loyalty accounts for automatic digital redemption, or use a mobile device to take a picture of a retailer receipt with the appropriate purchase for cash back redemption. With digital print, shoppers select promotions and print them from their desktop or mobile device to redeem in store.
Through this platform, brands and retailers can reach shoppers on the web and on mobile devices by offering digital promotions through our extensive network which includes:
•brand and retailer websites and mobile applications;
•thousands of third-party publisher websites and mobile applications; and
•the Coupons.com website and our Coupons.com mobile applications.
The Quotient Promotions Platform offers national digital promotions from brands and retail-specific promotions sourced from shopper marketers and retailers. Other platform solutions include in-lane on receipt promotions, loyalty rewards promotions, digital rebates, and specialty retail or promotional codes and rebates. Promotions can be personalized and/or targeted to shoppers through a combination of data points including shopper purchase and intent data, historical purchase transactions, promotion activations and redemptions, shopper interests, online click and search behavior, demographics, and location data. These techniques enable us to optimize the delivery of promotions across the network and drive campaign performance.
Quotient Retailer Promotions Platform (for retailers)
The Quotient Retailer Promotions Platform is used by top retailers in the grocery, drug, automotive, , mass merchant, dollar, club and convenience merchandise channels to integrate into their POS systems or loyalty programs. This platform solution is designed to function as a component of the retailer's digital marketing platform, to create a direct, digital relationship with shoppers, and to engage them through an omnichannel experience. Through the Quotient Retailer Promotions Platform, we use consumer data and insights to distribute personalized and targeted media and promotions, primarily funded by our advertiser customers, to help drive consumer loyalty and increase sales. Additional solutions on this platform include personalized e-mails, targeted in-lane promotions at checkout, loyalty rewards, rebate offers, digital grocery lists, digital receipts, branding landing pages, and digital circulars.
Media
Quotient Media Platform (for CPGs)
The Quotient Media platform offers targeted advertising solutions, enabling brands to reach shoppers before, during and after their shopping cycles with digital media campaigns. Brands can leverage our proprietary shopper data and audience segments to deliver targeted media ads across our network, including retail partners, other network partners and Coupons.com, and also across third-party publishers’ web, mobile and social channels outside our network. For example, we can target, with advertising within certain product categories, consumers on Meta Platforms, Inc.'s platform called Facebook ("Facebook") who have redeemed a promotion or purchased a product in that particular product category.
Our media solutions include display, social, DOOH, Retailer.com display and sponsored search, shoppable brand pages and audiences.
Quotient Retailer Performance Media Platform (for retailers)
The Quotient Retailer Performance Media Platform ("RPM") provides retailers with the technology to build a sustainable omnichannel strategy leveraging their consumer data and digital properties to drive sales and enhance the shopper experience. Through the RPM, brand marketers can use specific retail data to target and deliver media directly to shoppers and measure direct sales results. Additionally, retailers deliver digital media campaigns through RPM. Solutions included on this platform include onsite media (sponsored search and display) and offsite media (programmatic, desktop and mobile, DOOH, social and self-service demand side platform ("DSP")). Quotient distributes this targeted media content via retailer digital properties, our expansive publisher network including Coupons.com web and mobile sites, and other third-party publishing sites. We also power Quotient Digital Circular, a personalized retail circular experience for shoppers, with targeted media units for CPGs to showcase their products and drive sales.
Quotient Analytics
Quotient Analytics provides campaign analytics and measured sales results to brands and retailers, attributing digital promotions and/or media campaigns to in-store and online purchases. Through Quotient Analytics, we combine purchase data from select retailers across the Quotient Retailer Promotion Platform and/or the Quotient Retailer Performance Media Platform with online engagement and purchase-intent data from Quotient’s flagship brand, Coupons.com, and the Company’s thousands of publishing partners. Our campaign measurement tools are also designed to provide brands and retailers with flexibility to adjust their campaigns in mid-flight to drive greater efficiency with marketing dollars. This capability and analysis is provided to customers who utilize our promotions and media platforms. Our campaign measurement tools provide the basis for our calculations to CPGs regarding their Return-on-Ad-Spend and Return-on-Promotion-Spend. As our platforms, network impact and audience numbers expand, we believe that the value of our data and analytics increases.

Quotient Consumer Properties
Our consumer properties complement our platform offerings and enable us to deliver critical capabilities. We provide CPGs and other parties access to our Coupons.com, Coupons.com Brandcaster and Shopmium audiences, including our website and mobile properties, to market their brands in ways that include premium media and product placements on our site, promoted positions within our coupon galleries, and otherwise with premium display within our owned and operated digital properties.
Growth Strategy
We intend to grow our platforms and our business through the following key strategies:
Increase revenues from CPGs already on our platforms as well as expand our CPG base.
From our experience to date, we believe we have opportunities to continue increasing revenues from our existing customer base through:
•increasing our share of CPG spending on overall media and promotions by providing CPGs with a high return on their marketing investments and their deployment of larger digital marketing budgets as CPGs move from off-line spend to on-line digital marketing spend;
•increasing the number of brands from each advertiser that are using our platforms;
•leveraging data to provide our customers and partners with more insights, including campaign performance, and to distribute more targeted promotions, media, and analytics across our retail partner properties, our network including our owned and operated properties, and third-party sites; and
•maximizing consumer experiences across all products.
Increase the growing number of smaller CPG advertisers that use, or desire to use, our solutions.
We believe we have an opportunity to capture this revenue through:
•a dedicated sales team focused on smaller CPGs; and
•leveraging our solutions and retailer platforms to provide this segment of customers with digital opportunities on a national and shopper level versus traditional solutions such as the offline FSI that, due to such customers' smaller market size, such customers historically have not had the ability to access.
Grow our digital promotions business.      We plan to grow our digital promotions business by increasing the reach of our promotions platforms. We believe our users will increase through our increasing the number of retail partners and other network partners who are delivering our promotions to consumers, and by increasing the number of promotions that brands offer on our platforms as we leverage the shift from offline to digital channels. We expect much of this growth to come from CPG and retailer budgets that have transitioned away from traditional offline coupon solutions such as the FSI. Additionally, smaller advertisers who have been excluded from the FSI due to their smaller market size are seeking to take advantage of the market shift to digital solutions for promotions. By bringing additional retailers and other network partners into our network, our ability to expand our targeted promotions and expand our audience reach grows, increasing our ability to more effectively engage shoppers and drive sales. We plan to continue to expand consumer participation on the Quotient Promotions Platform through our solutions, such as national promotions, targeted digital paperless promotions, brand loyalty promotions, and national rebates.
Grow our network and add retailers in new verticals.    We believe that we have an opportunity to grow our publishing network, expand our reach to engaged consumers, and drive volume of transactions on our platforms. We also believe we have an opportunity to grow the number of retailers that we partner with, thereby increasing the value of our platforms to advertisers and consumers. Also, we intend to continue growing our network with the addition to our platforms of retailers in new verticals, such as automotive, outside of our core grocery vertical.
Grow our digital media business.     As the industry continues to see eCommerce growth, the market for our digital media capabilities grows. We plan to capitalize on this through our digital media business, including the Quotient RPM, programmatic display, social, DOOH, and our self-service sponsored search offering, as we see continued demand for these solutions from CPGs and our retail partners. We plan to continue to innovate and invest in our media solutions, expanding the use of our proprietary data as well as data from select retail partnerships, and by adding and expanding relationships including those with national media buyers and publishers, new partnerships, verticals, and third parties such as media agencies.
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
Fraud Prevention and Distribution Controls
Our platforms include a proprietary digital distribution management system designed to enable CPGs and retailers to securely control the number of coupons distributed by device. We have controls in place to limit the number of digital coupons that can be printed. Similar controls are in place for linking coupons to loyalty cards and other paperless solutions, which allows us to limit the number of coupons distributed and activated. In addition, each printed coupon carries a unique identifier (ID) that is encrypted, enabling us to trace each coupon from print to redemption. All of our digital print coupons can be authenticated and validated using this unique code. This unique identifier ("ID") also can be used to detect counterfeit or altered coupons. Our platforms allow us to systematically identify and respond to fraudulent and prohibited activities by restricting a device from printing coupons. We also have a proprietary rebate distribution solution with built-in authentication capabilities through phone and payment verification. Additionally, we have transactional level controls for rebates to enforce stacking rules and prevent receipt alteration and/or manipulation.
Sales and Marketing
We have a team of dedicated, skilled specialists focused on CPGs and retailers. We believe that our sales, integration, digital media and promotions campaign management and analytics capabilities, as well as our customer success and support capabilities, are difficult to replicate and are a key reason for the growth of our business. Our sales activity is focused on expanding the number of brands within existing and new CPG customers, including smaller CPGs, that offer digital media and promotions through our platforms as well as increasing the revenue from those brands currently using our platforms. The team is also focused on expanding relationships within CPGs to include their shopper marketing and digital media teams, where we believe there is a large opportunity for growth. Additionally, we are focused on continuing to increase the size and breadth of our publisher and network partner networks. We are also seeking to partner with retailers in our non-core verticals.
In addition to sales support during the campaign planning process, our sales representatives provide additional support to CPGs and retailers with the aim of ensuring that their campaigns are launched and delivered within specified time frames. Representatives assigned to specific customers review performance metrics and share feedback with the advertiser.
We are focused on managing our brand, increasing market awareness and generating new revenue pipelines from both CPGs and retailers. We often present at industry conferences, create custom events and invest in public relations. In addition, our marketing team runs targeted digital marketing programs, develops data-led collateral and customer case studies, sponsors and conducts research, and delivers engaging content through social media channels.
Technology and Infrastructure
Since inception, we have made significant investments and we plan to continue to invest in developing our differentiated and proprietary platforms aimed at solving the problems of CPGs and retailers in ways that traditional solutions cannot. We are focused on solutions that provide measurable results. We have assembled a team of highly skilled engineers and data scientists with deep expertise across a broad range of relevant disciplines. Key focus areas of our engineering team include:
•Scalable infrastructure.    We use a combination of proprietary and open-source software in seeking to achieve a horizontally scalable, global, distributed and fault-tolerant architecture, with the goal of enabling us to ensure the continuity of our business regardless of local disruptions. Our computational infrastructure currently processes millions of events per day and is designed in a way that enables us to add significant capacity to our platforms. We use a combination of public and private cloud computing platforms. Our private cloud technology infrastructure is hosted across data centers in co-location facilities situated in California and Virginia.
•Redundancy.    Our critical production infrastructure utilizes a hot failover configuration which allows us to switch server loads, be it a single server or an entire data center, to another data center within minutes. Data is continuously replicated between sites, and multiple copies at each site are designed to provide fast recovery whenever recovery is requested. Each single data center has been designed to handle an activity level in excess of our entire system needs, the goal of which is to enable us to perform platform maintenance, business resumption and disaster recovery without any customer impact.
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
•Security.    Our security policy adheres to established policies that are designed to ensure that all data, code, and production infrastructure are secure and protected. Our data centers are SSAE 16 Type II certified. We use our internal team and third parties to test, audit, and review our entire production environment to protect it.
Competition
We compete against a variety of companies with respect to different aspects of our business, including:
•providers of digital promotions such as Valassis Communications, Inc., Catalina Marketing Corporation’s Cellfire; Inmar/You Technology; Neptune Retail Services' (formerly known as News America Marketing) SmartSource; companies that offer cash back solutions such as iBotta, Inc.; and Neptune Retail Services' Checkout 51;
•offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupon promotions and discounts on products and services in FSIs or other forms, including Valassis Communications, Inc., Neptune Retail Services and Catalina Marketing Corporation;
•retailers who develop and manage, with or without a third-party vendor, digital advertising or data products in-house, such as the Albertsons Companies' ("Albertsons") recently-announced launch of the Albertsons Media Collective, or The Kroger Company ("Kroger") with its wholly owned subsidiary of 84.51°;
•companies offering online and marketing services to retailers and advertisers, such as Flipp Corp.; and
•companies offering digital advertising technology, inventory, data, and services solutions and channels for advertisers and retailers including Facebook, Alphabet, Inc. ("Alphabet"), Pinterest, Inc., Amazon.com ("Amazon"), Inc., Adobe Inc., The Trade Desk, Inc., Oracle Corporation, Criteo S.A., Microsoft Corporation, Publicis Groupe's CitrusAd and others.
In certain instances, we have entered into, and in the future we may enter into, strategic alliances or partnerships with companies that are competitors in other areas of our business. We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:
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
•ability to deliver high quality and increasing numbers of digital promotions that are widely available and easy to use in consumers’ preferred form;
•brand recognition and reputation; and
•ability to recruit, retain, and train employees.
While we believe we compete effectively with respect to the factors identified above, we may face increasing competition from larger, more-established and greater-resourced companies that seek to enter our market, or from smaller companies that launch new products, solutions and services that could gain market acceptance.
Human Capital Resources
Our plan for long-term business success is driven by technological innovation, superior client service, and operational excellence. We operate under a single purpose - transforming shopping to make life better for consumers, brands, retailers and our employees. Attracting, developing and retaining top talent are critical to our long-term business goals and to fulfilling our Company purpose. We know that investing in our people is just as important as investing in our products.
In 2021, the majority of our workforce continued to work remotely due to the COVID-19 pandemic. To support employees while working from home, we offered Wi-Fi reimbursement, expanded home office equipment support, enhanced health and wellness programs, and converted training to a virtual format. Quotient strongly encouraged employees to get vaccinated, providing flexible time off to accommodate employee schedules. The Bangalore office coordinated with healthcare providers to sponsor an on-site vaccination drive for employees and their families. We are planning to formally return to the office in early 2022 under a hybrid work model.
We continue positioning the Company for growth, and expect that innovation in our solutions, especially around self-service and automation, will lead to an improved bottom-line, a better customer experience and the potential to expand our customer and partner base. In the second half of 2021, the Company evaluated areas of the business in which to initiate cost-cutting activities, and in some cases, jobs were impacted. In addition, the wind down of our partnership with Albertsons led to a reduction-in-force to reduce our costs and better align spend with anticipated future revenues. Employees impacted were provided a transition period and severance package. During the fourth quarter of 2021, we recognized restructuring expense of $0.5 million related to the wind down of our partnership with Albertsons.
As of December 31, 2021, we had 1,162 full-time employees, consisting of 693 employees in the United States and 469 employees internationally. Voluntary workforce turnover was 27% in 2021. As of December 31, 2021, our global workforce was 52% female, and nearly 44% of our employees holding a "manager or above" title were women. As of such date, women represented 50% of our executive leadership team.
We strive to create an environment that welcomes and supports diversity and promotes equity and inclusion across all levels of the Company. Our volunteer-based Diversity, Equity and Inclusion ("DEI") Council focuses on four key areas: Awareness and Education, Community Outreach, Recruitment, and Development & Retention. In 2021, we partnered with Eskalera, Inc. to launch a robust training platform to build greater DEI awareness, maximize individual potential and elevate decision-making in the workplace.
We believe that investing in our employees' development is pivotal to ensuring sustainable performance success as a high-growth global technology company. We are committed to providing training and development that supports employees in their current roles and beyond.

Our Talent and Performance process aligns performance to reward and provides actionable feedback to employees. Twice a year, leaders commit to a comprehensive organization and talent review, covering key elements such as organization structure, employee performance and potential, succession planning and employee development. In 2021, we introduced a new learning system that provides access to on-demand training through a leading learning platform with over 16,000 content and expert-led courses. In addition, internally-created content on a variety of Quotient topics provides just-in-time training for managers and employees right when they need it.
We have a long-standing culture of helping local communities and neighbors through our philanthropic program. In January 2021, the program was rebranded to Quotient for Change and is committed to providing communities with tangible outcomes through our three key pillars: Economic Stability, Technological Equity and Environmental Sustainability. We also launched a new matching gift program in 2021, which offers all full-time employees a monetary match on their charitable donations. We donated over $0.8 million during the year ended December 31, 2021, supporting over 485 charities globally, and logged over 1,750 volunteer hours.
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
In addition to these contractual arrangements, we also rely on a combination of trade secrets, patents, copyrights, trademarks, service marks and domain names to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations outside the United States. As of December 31, 2021, we hold or have exclusive rights to 51 active issued patents in the United States and 39 active patents that have been issued outside of the United States with terms expiring between 2022 and 2039.
Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we operate. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective, or may require significant expenditures and other resources to enforce. Any significant impairment of our intellectual property rights or unauthorized disclosure or use of our intellectual property could harm our business and our operating results, or our ability to compete.
Companies in Internet-related and other industries may own large numbers of patents, copyrights and trademarks, and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We have been subject to in the past, and we expect that we may face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.
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
Available Information
We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Exchange Act. We also make available, free of charge on the investor relations portion of our website at investors.quotient.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, each as soon as reasonably practicable after filed electronically with the SEC. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at (650) 605-4600 (option 7).
Webcasts of our earnings calls and certain events we participate in or host with members of the investment community are available on our investor relations website at http://investors.quotient.com/. Additionally, we announce investor information--including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases--on our investor relations website, as well as through press releases, SEC filings, public conference calls, our corporate blog and social media in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information that we make public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. Further corporate governance information, including our corporate governance guidelines, board committee charters, corporate social responsibility report, and code of conduct, is also available on our investor relations website under the heading “Governance.” The contents of our websites, blog, press releases, public conference calls and social media are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC (and the contents of other SEC filings are not incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with the SEC except as required by law or to the extent we expressly incorporate such SEC filing into this Annual Form 10-K or other report or document we file with the SEC). Any references to our websites are intended to be inactive textual references only.
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
We have incurred net losses of $45.6 million, $65.4 million and $37.1 million in 2021, 2020 and 2019 respectively. We have an accumulated deficit of $495.9 million as of December 31, 2021. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:
•retailer partnerships;
•network growth;
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
We may not achieve revenue growth, including as a result of changes to our business model.
We may not be able to achieve revenue growth, and we may not be able to generate sufficient revenues to achieve profitability. Historically the growth rate of our business, and as a result, our revenue growth, has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue, particularly as we transform our business model from primarily managed services to more self-service and automated solutions through our platforms. We are also implementing transitions in our promotions pricing, from a cost-per-acquisition model to a duration-based model.
Business model changes such as these carry operational risks, and our expectations regarding the execution, success, timing, and impact of these changes may not be met. For example, an operational risk relating to our shift to self-service and automated solutions is that these new offerings may not be preferred by advertisers and retailers to alternative offerings from our competitors.
There are also financial risks, such as our ability to establish metrics and forecast performance targets associated with these business model changes. We may not, accordingly, realize financial targets based on the business model changes, and as a result our results of operations could be negatively impacted.
Our revenues may also fluctuate due to changes in marketing budgets of advertisers and retailers, and the timing of their marketing spend. Marketing spend by advertisers is considered the most flexible and easiest to cut, and advertisers can change their spend without notice, which can result in our inability to anticipate such fluctuations. For example, budget pressures or unspent budgets at the end of a CPG’s fiscal year may lead to, respectively, unexpected reduced or increased spending on our platforms.
Decisions by advertisers or retailers to delay or reduce their digital marketing on our platforms or choose a solution from one of our competitors; changes in our fee arrangements with CPGs, retailers and other commercial partners; or the termination of a partnership with a retailer, such as the termination of our relationship with Albertsons, could also slow our revenue growth or reduce our revenues. For instance, beginning in mid-March of 2020, decisions by CPGs and retailers to mostly pause or delay, and in some cases cancel, marketing campaigns due to the uncertainty, supply-chain disruption, and consumer purchasing behavior changes caused by the COVID-19 pandemic had an adverse impact on our revenue and revenue growth for the second quarter of 2020. While CPGs and retailers resumed digital marketing in the second half of 2020 generally, certain CPGs and retailers still are experiencing supply chain disruption, and brands and retailers are experiencing inflationary pressures that are increasing their costs. Accordingly, we may continue to see reduced digital marketing levels and postponed or cancelled campaigns, particularly if COVID-19 outbreaks persist or, more broadly, the pandemic worsens.
Our business is complex and evolving. We may offer new capabilities, pricing, service models, process and delivery methods to advertisers and retailers. These new capabilities may change the way we generate and/or recognize revenue, which could impact our operating results. For example, we have announced that we are shifting our focus away from a lower-margin, labor-intensive managed services business and are moving towards more self-service and platform-based solutions. As a result of these changes, and the application of the accounting rules relating to such changes, we are recognizing certain media revenue on a net basis as compared to the prior recognition on a gross basis. As another example, we are shifting from a cost-per-acquisition pricing model for promotions to non-quantity-based pricing models, such as duration-based promotions.
We believe that our continued revenue growth will depend on our ability to:
•successfully execute on our shift away from a lower-margin, labor-intensive services business and towards more self-service and platform-based solutions;
•increase our share of advertiser spend on promotions and media through our platforms, increase the number of brands that are using our platforms within each advertiser or CPG, and expand our advertiser or CPG base;
•maintain and grow retailers in our network, increase the number of network partners in our network, and expand our network with new verticals;
•succeed with new pricing models, such as our shift to time-based (e.g., duration-based) promotions pricing;

•adapt to changes in marketing goals, strategies and budgets of advertisers and retailers, and the timing of their marketing spend;
•capitalize on the shift from offline to digital marketing and growth in e-commerce;
•maintain and expand our data rights with our retailer network;
•successfully execute and expand our digital media solutions in retail performance media, social influencer marketing, sponsored product search, DOOH, and programmatic media;
•successfully execute and expand our promotions solutions in national promotions, in-lane, targeted promotions, national rebates, and loyalty rewards programs;
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
Our revenue and business will be negatively affected if we fail to retain and expand our relationships with retailers, if we fail to obtain commitment and support for our platforms from retailers, and if we do not successfully renegotiate or amend retailer agreements.
The success and scale of our platforms depend on our strategic relationships with retailers. The success and scale of our platforms also depends on the level of commitment and support for our platforms from retailers.
Renewals or amendments of existing retailer relationships may become more challenging for us in light of our business model and pricing changes. These changes require restructuring our agreements and the way we operate with retailers and revenue arrangements for certain services. There is no assurance that retailers will agree to such changes, or that renewals or amendments will occur at all or on terms as favorable as the pre-renewal or pre-amendment terms. Should any such circumstance occur, our business could be adversely affected. More generally, if we do not expand these relationships, if we lose significant retailers, or if we do not add new retailers to our platforms, our business will be negatively affected.
For instance, our revenue and growth may be adversely impacted if retailers do not support our platforms. The success of our platforms requires integration with a retailer’s POS, loyalty programs and consumer channels. Certain platform capabilities may require integration with other retailer systems as well. This integration requires time and effort from the retailer, and may require us to work with a retailer’s third-party service providers, some of whom may be our competitors. In addition, the success of our platforms requires consumer and advertiser adoption which requires significant marketing and other support from retailers, including retailer programs that drive more advertiser spend on our platforms. If retailers do not provide sufficient or timely resources and support, platform launches could be delayed and consumer and/or advertiser adoption could be slow or minimal, which would negatively impact our revenue, costs of revenue, and recoverability of certain assets. As an example, delays in the launch of in-lane promotions and sponsored search and display adversely impacted our revenue growth for the second half of 2019. Also, our revenue was negatively affected in the first half of 2020 when retailers mostly paused or delayed, and in some cases cancelled, marketing campaigns on our platforms in response to supply-chain challenges and out-of-stock product at shelf, consumer purchasing behavior changes, and other issues resulting from the COVID-19 pandemic.
The success of our platforms also depends in part on our use of consumer sales data provided by retailers, our access to retailer consumer channels, the size and quality of retailer audiences, and the national scale and reach of our retailer network. If we fail to secure, or are found to be in violation of the terms of, such data, access and scale, we could lose access to retailer data and our platforms would be less valuable to advertisers and other business partners.
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
Our sales cycle with retailers tends to be long. We may make investments and incur significant expenses before an agreement or renewal with a retailer is reached, if at all, and before we are able to generate any revenue from such agreement or renewal. There are no guarantees that we will be able to recoup such investments and expenses, which would have an adverse effect on our business, financial condition and results of operations.
Our revenue and business will be negatively affected if we fail to develop, increase the number of and expand relationships with network partners that contribute to the growth of audiences engaging on our platforms.
The success and scale of our platforms also depends on growing our publishing network of retailer and non-retailer partners, which we sometimes refer to as network partners. These network partners are a significant factor in our effort to increase audience and volume on our platforms and thereby enable our network to deliver the scale and reach that advertisers, and the advertising agencies that sometimes act on their behalf, are seeking. These partners can also be important in connection with the launch and marketing of new offerings, such as our self-service and automated solutions. If we are unable to grow our network or our network partners do not increase our aggregate audience reach and drive volume on our platforms, our revenue and business may be negatively impacted.
The loss of or decrease in spending by any significant customer, or the loss or decrease in support from any significant partner, could materially and adversely affect our revenues, results of operations and financial condition.
Our business is exposed to risks related to customer concentration, particularly among advertisers, and partner concentration, particularly among retailers. The loss of or decrease in spending by any of our significant customers, or the loss of or decrease in support from any of our significant partners, or a deterioration in our relationships with any of them, could materially and adversely affect our revenues, results of operations and financial condition. As an example, the loss of a retailer, such as the termination of our partnership with Albertsons, negatively impacts the amount that advertisers spend on our platforms.
If the distribution, revenue sharing or other fees that we pay increase, or if we are unable to meet contractual minimums under guaranteed distribution fee arrangements, our gross profit and business will be negatively affected.
We generally pay a distribution fee to retailer and non-retailer partners in our publishing network when we deliver media and promotions on their digital properties or through their loyalty programs. We also pay fees to retailers for use of their data to power our platforms. Such fees have increased as a percentage of our revenue in recent periods. As we renew agreements or enter into new ones, we may face pressure to pay higher distribution fees. If such fees continue to increase, our cost of revenue could increase and our operating results would be adversely affected. In addition, calculations of such fees are complex, and if network partners disagree with our calculations in an audit, it could have an adverse impact on our business.
In addition, some of our agreements with retailers include certain upfront fees/payments or guaranteed distribution fees, which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these fees may not be recoverable and any shortfall, if applicable, may be payable by us at the end of the applicable period. We consider various factors in our assessment of whether these upfront or guaranteed distribution fees may not be recoverable, including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote our digital platforms, as well as the projected revenue, and associated revenue share payments. For example, in 2020, the Company's efforts to implement, with Albertsons, one of the Company’s solutions resulted in multiple disputes being raised by each of the parties against the other, one of which disputes resulted in the Company not being able to meet the contractual minimum at the end of the applicable period under the agreement. In order to resolve certain of the disputes regarding the parties' respective obligations, the Company recognized a loss of $8.8 million during the year ended December 31, 2020. During the second quarter of 2021, the Company notified Albertsons that, due to Albertsons failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the period that ended in October 2021. In connection with renewal discussions between the parties, we received a letter from Albertsons notifying us of their intent to early terminate our agreement related to the delivery of promotions and media campaigns, effective December 31, 2021. We informed Albertsons that we disputed their right to terminate the agreement prior to March 31, 2022. The parties are currently in litigation. If the contractual minimum applicable to the period that ended in October 2021 is enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.5 million.
Our gross margins are dependent on many factors, some of which are not directly controlled by us.
The factors potentially affecting our gross margins include:
•impacts of changes in our business model including transitioning the pricing of promotions offerings from cost-per-acquisition to duration-based pricing, and the degree and timing of advertiser and retailer response to this transition, and also increasing the proportion of self-service and automated offerings;
•business model or solution delivery changes, with respect to a portion of our offerings, that result in revenue being recognized on a net, as opposed to a gross, basis;
•our product mix, since we have significant variations in our gross margin among products and, accordingly, any substantial change in product mix could change our aggregate gross margin;
•growth and expansion of our lower-margin media products, including programmatic ads delivered through third-party ad-tech partners and publishers;
•our efforts to add higher-margin solutions to our suite of offerings;

•our ability to meet contractual minimums under guaranteed distribution fee arrangements;
•increasing costs of maintaining, expanding and adding retailer and other network partner relationships;
•increasing data acquisition and media acquisition costs;
•evolving fee arrangements with advertisers, as well as with retailer and other network partners, which might have an impact on our gross margins;
•success of our pricing strategies, including duration-based pricing strategies;
•our decision to exit higher margin non-strategic products or business lines;

•success of our investments in technology and automation, or through acquisitions to gain cost efficiencies;
•increasing pricing pressures from competitors, advertisers and agencies representing advertisers; and
•success of higher-margin new products.

We have seen pressure on our gross margins, which we principally attribute to the factors described above, and we expect this pressure to continue while our growth strategy evolves and our product mix continues to change. For instance, lower-margin media products have increased in our product mix, and we face margin pressure arising from increased media and data acquisition costs due, in part, to reduced inventory and increased consumer ability to opt out of permitting their personal information to be used for marketing purposes. See Risk Factor below entitled "If the use of mobile device identifiers, third-party cookies or other tracking technology is rejected by consumers, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, the benefits of our offerings and solutions could diminish, our data and media acquisition costs could increase and we could lose customers and revenue". Although we expect to gain leverage as our business expands, our platforms transition to self-service, and through automation, there is no guarantee that we will succeed.
We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Historically, our revenue growth has varied from quarter-to-quarter and year-to-year, and we expect that variability to continue. In addition, our operating costs and expenses have fluctuated in the past, and we anticipate that our costs and expenses will increase over time as we continue to invest in growing our business. Our operating results could vary significantly from quarter-to-quarter and year-to-year as a result of these and other factors, many of which are outside of our control, and as a result we have a limited ability to forecast the amount of future revenue and expenses, which may adversely affect our ability to predict financial results accurately. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth, and especially uncertainty relating to our business model changes. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in changing industries. Our results of operations may fall below our estimates or the expectations of public market analysts and investors. Fluctuations in our quarterly operating results may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price and the trading price of our convertible senior notes to decline. As a result of the potential variations in our quarterly revenue and operating results, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful, and the results of any one quarter or historical patterns should not be considered indicative of our future sales activity, expenditure levels or performance.
In addition to other factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:
•impacts of changes in our business model, including transitioning the pricing of promotions offerings from cost-per-acquisition to duration-based pricing and the degree of advertiser and retailer response to this transition, and increasing the proportion of self-service and automated offerings;
•business model changes that result in differences in accounting treatment, including whether revenue is recognized on a net or gross basis;
•our ability to adapt to changes in marketing goals, strategies and budgets of advertisers and retailers and the timing of their marketing spend;
•our ability to maintain and grow the retailer component of our network, expand our network with new verticals, and increase our number of network partners and publishers;
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

•reduction in demand or volatility in demand for one or more of our products, which may be caused by, among other things: delay or cancellation of marketing campaigns by advertisers and retailers as they focus on manufacturing in-demand products, replenishing out-of-stock items, adjusting to changes in consumer purchasing behavior, contending with supply-chain challenges, and other issues arising out of the COVID-19 pandemic;
•disruption of planned themed marketing campaigns by advertisers and retailers, including campaigns that have been adversely impacted by shelter-in-place orders and social distancing due to the COVID-19 pandemic;
•reduction in overall media spend by advertisers in reaction to the COVID-19 pandemic, which primarily had a negative effect on our media business starting in the first half of 2020, and despite a return of bookings beginning in the second half of 2020, could have an adverse effect through 2022 depending on the ultimate severity and duration of the pandemic and the governmental responses thereto;
•our ability to grow existing consumer usage of, and attract new consumers to, our digital promotion offerings and more generally to interactions with our platforms, including through our retailer partner sites and our publisher network;
•our ability to obtain and increase the number of high quality promotions;
•changes in consumer behavior with respect to digital promotions and media, how consumers access digital promotions and media, and our ability to develop applications that are widely accepted and generate revenues for advertisers, retailers and us;
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
•the costs of developing new products, solutions and enhancements to our platforms;
•whether new products successfully launch on time;
•our ability to manage our growth, including scaling our platforms;
•our ability to manage innovation, including extent of investments in and success in deploying new offerings, and our ability to manage transitions from legacy platforms and solutions to new platforms and solutions such as those with self-service and automation capabilities;
•the success of our sales and marketing efforts;
•the costs of successfully integrating acquired companies and employees into our operations;
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
•the attraction and retention of qualified employees and key personnel, whether or not related to changes in U.S. immigration policies;
•the effectiveness of our internal controls; and
•changes in accounting rules, tax laws or interpretations thereof.
The effects of these factors individually or in combination, including the continuing uncertainty created by the COVID-19 pandemic and our business model changes, could cause our quarterly and annual operating results to fluctuate, as well as affect our ability to forecast those results and our ability to achieve those forecasts. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet or exceeding the expectations of our investors or financial analysts for any period. In addition, we may release guidance in our quarterly earnings conference calls, quarterly earnings releases, investor day, or otherwise, based on predictions of our management, which are necessarily uncertain in nature. The guidance provided depends on our predictions relating to demand for our platforms, the rate and extent of market acceptance to our business model changes, maintaining and growing our retailer network and the cost of maintaining retailer partnerships, expansion of our network audience through publishing distribution and other partnerships, which predictions can fluctuate greatly and are beyond our control. Our guidance may vary materially from actual results. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below or above the expectations of our investors or financial analysts, or below or above any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below or above the expectations of analysts or investors, the price of our common stock could decline or increase substantially. Such a stock price decline or increase could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Our failure to meet our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert our management’s attention and resources. If we exceed our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but exceed analyst or investor expectations, our stock price could increase.
If we are unable to successfully respond to changes in the digital promotions market, our business could be negatively affected.
As consumer demand for digital promotions has increased, promotion spending has shifted from traditional promotions through traditional offline or analog channels, such as newspapers and direct mail, to digital coupons. Although we expect advertisers to reduce and eventually stop spending on the offline FSI, our expectations regarding the timing of such change or our expectations that advertisers will shift some of their FSI budgets to our platforms, or about the timing of such shifts, may not be accurate. It is also difficult to predict whether advertisers will decide to shift FSI budgets to other marketing channels if digital promotions lose favor with advertisers, retailers or consumers. For example, some large retailers do not yet use digital paperless promotions. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. We will need to continue to grow demand for our platforms by advertisers, retailers and consumers, including through continued innovation and implementation of new initiatives associated with digital promotions. If a retailer decides not to accept digital paperless promotions, if advertisers reduce spend in digital promotions, or if advertisers choose our competitors’ products and services, our business could be negatively affected.
If the demand for digital promotions does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenue and gross margins require increasing or maintaining the number of brands that are using our promotions platforms within each CPG. If our projections regarding the adoption and usage of our promotions platforms by retailers, advertisers (including CPGs) and consumers do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. Even if we are successful in driving the adoption and usage of promotions platforms by retailers, advertisers and consumers, if our fee arrangements (including the shift to duration-based pricing) or transaction volumes, or the mix and quality of offers, change or do not meet our projections, our revenues may be negatively affected. We expect that the market will evolve in ways which may be difficult to predict.
For example, if consumer demand for our national and shopper promotions or our mobile applications does not grow as we expect or decreases, our business may be negatively affected. Also, the success of our transitioning the pricing of promotions offerings from cost-per-acquisition to duration-based pricing depends on meeting forecasted campaign outcomes, and if we do not deliver the forecasted outcomes, advertisers may not respond to this pricing model transition to the degree we anticipate, and our business could be adversely impacted. More generally, if we are unable to grow or successfully respond to changes in the digital promotions market, our business could be negatively affected and our results of operations could be negatively impacted. Our revenues may also be negatively affected if we are unable to manage the transition, or if the growth of digital paperless coupons is slower than the decline in digital print coupons. Conversely, acceleration of this shift (from, for example, acceptance of digital paperless coupons by new retailers) could lead to unanticipated increases in revenue.

If we fail to maintain and expand the use by consumers of digital promotions on our platforms, our revenues and business will be negatively affected.
We must continue to maintain and expand the use by consumers of digital promotions on our owned-and-operated sites, on retailer sites and on our publisher network in order to increase the attractiveness of our platforms to advertisers and retailers, and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of relevant and high-quality digital promotions, or that the usage of digital promotions is easy and convenient through our platforms, we may not be able to attract or retain consumers. In addition, as consumer behavior in accessing digital promotions changes and new distribution channels emerge, if we do not successfully respond and do not develop products or solutions that are widely accepted, we may be unable to retain consumers or attract new consumers and as a result our business may suffer. One of our growth strategies is to increase the number of consumers using digital promotions on our platforms through growth and expansion of our publisher network. If we do not add new network partners or our partners do not result in increased consumer use of digital promotions on our platforms as expected, our revenues and business will be harmed. We also depend on our retail and other network partners to devote sufficient time, resources or funds to the promotion of our platforms and the marketing of our digital promotions to consumers. If we are unable to maintain and expand the use by consumers of digital promotions on our platforms and consumer properties, as well as the digital properties and channels of retailers and other publishers in our network, or if we do not do so to a greater extent than our competitors, advertisers may find that offering digital promotions on our platforms do not reach consumers with the scale and effectiveness that is compelling to them. Likewise, if retailers find that use of our platforms does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, the revenues we generate may not increase to the extent we expect, or may decrease. Any of these could harm our business. Additionally, consumer shopping behavior has changed dramatically in response to the COVID-19 pandemic. For instance, shoppers continue to minimize shopping trips, continue to rely on online grocery shopping, and continue to adjust buying habits in response to their lifestyles having been impacted by state and local orders and social distancing. If consumers decide not to use our products that involve paper as a result of the COVID-19 pandemic and do not find our purely digital products compelling, our business could be harmed.
Competition presents an ongoing threat to the success of our business.
We expect competition in digital marketing to continue to increase. This industry is competitive, fragmented and rapidly changing. We compete against a variety of companies with respect to different aspects of our business, including:
•providers of digital promotions such as Valassis Communications, Inc.; Catalina Marketing Corporation’s Cellfire;, Inmar/You Technology; Neptune Retail Services’ (formerly known as News America Marketing) SmartSource; companies that offer cash back solutions such as iBotta, Inc.; and Neptune Retail Services’ Checkout 51;
•offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupon promotions and discounts on products and services in FSIs or other forms, including Valassis Communications, Inc., Neptune Retail Services and Catalina Marketing Corporation;
•retailers who develop and manage, with or without a third-party vendor, digital advertising or data products in-house, such as Albertsons’ recently-announced launch of the Albertsons Media Collective, or The Kroger Company with its wholly owned subsidiary of 84.51°;
•companies offering online and marketing services to retailers and advertisers, such as Flipp Corp.; and
•companies offering digital advertising technology, inventory, data, and services solutions and channels for advertisers and retailers including: Facebook, Alphabet, Pinterest, Inc., Amazon.com, Inc., Adobe Inc., The Trade Desk Inc., Oracle Corporation, Criteo S.A., Microsoft Corporation, Publicis Groupe's CitrusAd, and others.
In certain instances, we have entered into, and in the future we may enter into, strategic alliances or partnerships with companies that are competitors in other areas of our business. We believe the principal factors that generally determine a company’s competitive advantage in our market include the following:
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
•ability to deliver high quality and increasing numbers of digital promotions that are widely available and easy to use in consumers’ preferred form;
•brand recognition and reputation; and
•ability to recruit, retain and train employees.
We are subject to competition from large, well-established companies which have significantly greater financial, marketing and other resources than we do, and which have offerings that compete with our platforms or may choose to offer digital promotions and media and audiences as an add-on to their core business on their own or in partnership with one of our competitors that would directly compete with ours. Many of our larger actual and potential competitors have the resources to significantly change the nature of the digital promotions industry to their advantage, which could materially disadvantage us. For example, Alphabet and Facebook, retailers such as Kroger and online retailers such as Amazon have highly trafficked industry platforms which they have leveraged, or could leverage, to distribute digital promotions and media that could negatively affect our business. In addition, these potential competitors may have greater access to first-party data, and may be able to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to attract more consumers and, as a result, more advertisers and retailers, and thereby generate revenues more effectively than we do. Our competitors may offer digital promotions or targeted media campaigns that are similar to the digital promotions and targeted media campaigns we offer or that achieve greater market acceptance than those we offer. We are also subject to competition from smaller companies that launch similar or new products and services that we do not offer and that could gain market acceptance. We may also face claims or lawsuits from our competitors. For example, in February 2021, Catalina Marketing Corporation filed a complaint against us, alleging that we engaged in predatory pricing practices and misleading communications with potential customers in connection with our in-lane promotions solution, and in June 2021, Result Marketing Group, Ltd. filed a complaint against us, alleging misappropriation of trade secrets, interference with contract, interference with prospective business relationships and unjust enrichment. While we believe that these claims are without merit, these matters could cause us to incur substantial costs and resources defending against the claims, could distract our management from our business and could cause uncertainty among our customers or prospective customers, all of which could have an adverse effect on our business, operating results and financial condition. For additional information regarding these matters, see Item 3, “Legal Proceedings,” contained in Part I of this report.
Our success depends on the effectiveness of our platforms in connecting advertisers and retailers with consumers, and in attracting consumer use of the digital promotions and media delivered through our platforms. To the extent we fail to provide digital promotions and media for high quality, relevant products, or otherwise fail to successfully reach consumers on their mobile devices or elsewhere, consumers may become dissatisfied with our platforms and decide not to use our digital promotions, not interact with our digital media, and/or elect to use or view instead the digital promotions and media distributed by one of our competitors. As a result of these factors, our advertisers and retailers may not receive the benefits they expect, advertisers may opt to use the offerings of one of our competitors, and retailers may elect to handle promotions and media themselves or exclude us from integrating with their in-store and POS systems or consumer channels. In any of these circumstances, our operating results would be adversely affected. Similarly, if retailers elect to use a competitive distribution network or platform, or develop their own solution in-house and we do not have, or fail to maintain, an agreement to distribute content through that network or platform, advertisers may elect to provide digital promotions and media directly to that network or platform, instead of through our platforms. Additionally, if retailers and advertisers require our platforms to integrate with competitive offerings instead of using our products, we could lose some of our competitive advantage and our business could be negatively affected.
We also face significant competition for trade promotion and marketing spending. We compete against online and mobile businesses, including those referenced above, and traditional advertising outlets, such as television, radio and print, for marketing spending dollars (also referred to as "spend"). In order to grow our revenues and improve our operating results, we must increase our share of advertiser spending on digital promotions and media relative to traditional sources and relative to our competitors, many of whom are larger companies that offer more traditional and widely accepted media products.
We also directly compete with retailers who develop and manage, with or without a third-party vendor, digital advertising or data products in-house, such as Albertsons’ recently-announced launch of the Albertsons Media Collective, or The Kroger Company with its wholly owned subsidiary of 84.51. Specifically, many retailers market and offer their own digital advertising solutions, including retailer performance media, targetable audiences and sponsored search, directly to advertisers. We also compete with retailers directly and indirectly for consumer traffic. Retailers will market promotions and media and directly to consumers using their own websites, email newsletters and alerts, mobile applications and social media channels. Additionally, some retailers also market and offer their own digital promotions and media directly to consumers using our platforms for which we earn no revenue. Our retailers could be more successful than we are at marketing their own digital promotions and media, develop or expand their own in-house capabilities or decide to manage retailer performance media in-house, and accordingly could decide to terminate their relationship with us or renew the relationship on less favorable terms than existed previously.
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
A growing portion of our business is conducted with advertising agencies acting on behalf of advertisers and retailers. Advertising agencies are instrumental in assisting advertisers and retailers to plan, manage and purchase media and promotions, and each advertising agency generally allocates media and promotion spend from advertisers and retailers across numerous channels. As advertising agencies represent the marketing budgets of multiple advertisers and retailers, we expect they will be able to exert more pricing pressure on us. We are still developing relationships with, and do not have exclusive relationships with, advertising agencies, and we depend in part on advertising agencies to work with us as they embark on marketing campaigns for advertisers and retailers. While in most cases we have developed relationships directly with advertisers and retailers, we nevertheless depend in part on advertising agencies to present to their advertiser and retailer clients the merits of our platforms.
Because they act on behalf of our advertiser customers, advertising agencies are an area of business focus for us, not only as regards utilization of our legacy platforms but also, and especially, our newer self-service and automated solutions. Accordingly, inaccurate descriptions of our legacy or newer self-service/automated platforms by advertising agencies, over whom we have no control; negative recommendations by advertising agencies regarding use of our offerings; or failure by advertising agencies to mention our platforms at all could hurt our business. In addition, if an advertising agency is disappointed with our platforms on a particular campaign or generally, we risk losing the business of the advertiser or retailer for whom the campaign was run, and the business of other advertisers and retailers represented by that agency. Since many advertising agencies are affiliated with other advertising agencies in a larger corporate structure, if we fail to develop and maintain good relations with one advertising agency in such an organization, we may lose business from the affiliated advertising agencies as well.
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
Our failure to attract, integrate and retain other highly qualified personnel in the future could harm our business, and in the near term is an increasing challenge due to market conditions and strategic transitions in our business.
As an industry-leading digital promotions and media company we compete for sales, engineering and other technical talent in a highly competitive environment against large, well-established technology companies and well-funded start-ups, which have significantly greater financial and other resources than we do. If we do not succeed in attracting, hiring and integrating qualified personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our operating results may be harmed.
Following the easing of the COVID-19 pandemic restrictions in 2021, we have experienced higher employee attrition and an increasingly competitive market for talent, as factors associated with the so-called Great Resignation have impacted our company as they have other companies. In addition, if changes in our business such as the transformation of our business strategy and business model and the related operational changes in various areas of our business such as sales, cause us to experience a higher-than-anticipated attrition in certain key areas of our business or if we are unable to hire and onboard new talent quickly enough to materially meet operational needs, our results of operations could be negatively impacted.
We may be limited in our ability to recruit global talent by U.S. immigration laws, including those related to H1-B visas. The demand for H1-B visas to fill highly-skilled technology and computer science jobs is greater than the number of H-1B visas available each year. To the extent that the immigration-related regulatory environment, including H1-B visa availability, hampers our ability to recruit, hire and retain qualified skilled personnel, our business, operating results and financial condition could be adversely impacted.
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
In response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners. Certain jurisdictions lifted such orders or restrictions only to return to these restrictions in the face of increases in new COVID-19 cases, even as vaccination efforts are being undertaken throughout the United States and in certain other countries. Although as of the winter of 2022 the pace of removing restrictions is increasing, the residual effects of such restrictions and prolonged alternative working arrangements are unknown and the eventual effectiveness of the vaccination efforts likewise remains uncertain, and these may negatively impact the productivity of our employee base and have a disproportionately negative impact on our sales and operations functions, which could have an adverse effect on our business, operating results, and financial condition.
In addition, the potential ultimate impact and duration of the COVID-19 pandemic on the global economy and our business in particular are difficult to assess or predict. A recession or market correction resulting from the spread of new or existing variants of COVID-19 and its impacts could decrease marketing spend, particularly in media, adversely affecting the demand for our solutions, the growth of our business, and the value of our common stock. While we have seen advertisers or CPGs maintain or increase their spend on promotions during economic downturns, there is no guarantee they will do so in a future economic downturn, including one that may be presently taking shape due to the persistence of the COVID-19 pandemic or inflationary pressures brought about as a consequence of the pandemic.
The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change, even in light of the vaccination efforts that have been ongoing. We do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole. The COVID-19 pandemic, and the various responses to it, may also have the effect of heightening many of the other risks discussed in this “Risk Factors” section.
Acquisitions, joint ventures and strategic investments could result in operating difficulties, dilution and other harmful consequences.
We have acquired a number of businesses, and expect to continue to evaluate and consider a wide array of potential strategic transactions, including acquisitions and dispositions of businesses, joint ventures, technologies, services, products and other assets and strategic investments. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures, and is itself risky. The areas where we may face difficulties include:
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
•diversion of management time, as well as a shift of focus, from operating the businesses to issues related to integration and administration;
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
•the need to implement or improve, to standards appropriate for a public company, controls, procedures and policies of acquired companies that, prior to acquisition, had lacked such controls, procedures and policies;
•in some cases, the need to transition operations and customers onto our existing platforms;

•in certain instances, the ability to exert control of acquired businesses that include earnout provisions in the agreements relating to such acquisitions or the potential obligation to fund an earnout for, or fulfill other obligations related to, a product that has not met expectations;
•the need to integrate operations across different geographies, cultures and languages, and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities, and other known and unknown liabilities;
•difficulties valuing intangibles related to acquired businesses, which could lead to write-offs or charges related to acquired assets or goodwill; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties, and intellectual property infringement claims.
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
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of any or all of our acquisitions or joint ventures, or we may not realize them within the expected time frame, or could cause us to incur unanticipated liabilities, in any or all such instances potentially harming our business. Future acquisitions or joint ventures may require us to issue dilutive additional equity securities, spend a substantial portion of our available cash, incur debt or contingent liabilities, amortize expenses related to intangible assets or incur incremental operating expenses or write-offs of goodwill or impaired acquired intangible assets, which could adversely affect our results of operations and harm our business.
If we fail to effectively manage our growth, our business and financial performance may suffer.
We have significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Through acquisitions we have added multiple additional offices within the last three years. Although most of our personnel continue to work from home, we recently moved our principal executive offices to Salt Lake City, Utah from Mountain View, California. Such office expansion and transition increases the complexity of our business and places significant demands on our management, operations, technical performance, financial resources and internal control over financial reporting functions. Continued growth could strain our ability to deliver solutions on our platforms; develop and improve our operational, financial, legal and management controls; and enhance our reporting systems and procedures. Failure to manage our expansion may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.
To effectively manage this growth, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. If we do not effectively manage the growth of our business and operations, the scalability of our business and our operating results could suffer.
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
Providing our products and services to our advertisers, retailers and consumers is costly, and we expect our expenses to continue to increase in the future as we grow our business with existing and new advertisers and retailers, and as we develop new products and services that require enhancements to our technology infrastructure.

In addition, our operating expenses, such as our sales, marketing and engineering expenses, are expected to continue to grow to support our anticipated future growth. As a result of the requirements of being a public company we incur significant legal, accounting and other expenses. Our expenses may grow faster than our revenues, and our expenses may be greater than we anticipate. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be negatively affected.
If our websites or those of our publishers fail to rank prominently in unpaid search results from search engines, traffic to our websites could decline and our business would be adversely affected.
Our success depends in part on our ability to attract consumers through unpaid Internet search results on search engines, such as Alphabet's search engine called Google. The number of consumers we attract to our websites from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, major search engines frequently modify their ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites or we may receive less favorable placement which could reduce traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. For example, the search result rankings of our websites have fallen relative to the same time last year. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their index. Moreover, the use of voice recognition technology, such as Amazon's Alexa, Google Assistant or Apple's Siri, may drive traffic away from search engines, which could reduce traffic to our website. Any reduction in the number of consumers directed to our websites could reduce the effectiveness of our coupon codes for specialty retailers and digital promotions for advertisers and retailers and could adversely impact our business and results of operations. It could also reduce our ability to sell media advertising on our sites, which would negatively impact revenues and harm our business. For example, we have seen a decline in the revenues from specialty retail and expect this trend to continue.
Failure to deal effectively with fraudulent or other improper transactions could harm our business.
Digital promotions can be in the form of redeemable coupons, coupon codes with unique identifiers, loyalty card linked offers, and national rebates. It is possible that third parties may create counterfeit digital coupons, coupon codes, exceed print or use limits in order, or submit fraudulent receipts or the same receipt twice to fraudulently or improperly claim discounts or credits for redemption. If we are unable to identify fraudulent national rebates claims before we pay out cash for these claims we might be unable to get reimbursement from our customers. It is possible that individuals will circumvent our anti-fraud systems using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract. Further, we may not detect any of these unauthorized activities in a timely manner. Third parties who succeed in circumventing our anti-fraud systems may sell the fraudulent or fraudulently obtained digital coupons on social networks or claim discounts, credits or rebates that they are not entitled to, which would damage our brand and relationships with advertisers and harm our business. Legal measures we take or attempt to take against these third parties may be costly and may not be ultimately successful. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse advertisers and retailers for any funds stolen or revenues lost as a result of such breaches. Our advertisers and retailers could also request reimbursement, or stop using our platforms and products, if they are affected by buyer fraud or other types of fraud. We may incur significant losses from fraud and counterfeit digital coupons and receipts. If our anti-fraud technical and legal measures do not succeed, our business may suffer.
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
In addition, in accordance with our bylaws and pursuant to indemnification agreements entered into with directors, officers and certain employees, we have indemnification obligations for claims brought against these persons arising out of certain events or occurrences while they are serving at our request in such capacities. For example, our founder and CEO is subject to a claim from a third party, alleging that he owes certain amounts to the third party in connection with fundraising activities for Quotient that occurred between 1998 and 2006. We agreed to advance certain defense costs, subject to an undertaking to repay us such amounts if, and to the extent that, it is ultimately determined that he is not entitled to indemnification. The matter is ongoing. If this matter is resolved in favor of the third party and if we are required to indemnify our founder and CEO for a loss, we may be required to make an indemnity payment. While we maintain directors’ and officers’ liability insurance, such insurance may not be applicable, be adequate, or cover all liabilities that we may incur.
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
Unfavorable publicity or consumer perception of our websites, mobile applications, platforms, practices or service offerings, or the offerings of our advertisers and retailers, could adversely affect our reputation, resulting in difficulties in recruiting, decreased revenues and a negative impact on the number of advertisers and retailers we feature, our user base, the loyalty of our consumers, and the number and variety of digital coupons that we offer. As a result, our business could be negatively affected.
Our use of and reliance on international research and development resources and operations may expose us to unanticipated costs or events.
We have research and development centers in India, France, and Israel. We expect to increase our headcount, development, and operations activity in Israel. There is no assurance that our reliance upon international research and development resources and operations will enable us to achieve our research and development and operational goals or enable us to achieve greater resource efficiency. Further, our international research and development and operations efforts involve significant risks, including:
•difficulty hiring and retaining appropriate personnel due to intense competition for such resources and resulting wage inflation in the cities where our research and development activities and operations are located;
•different labor regulations, especially in the European Union ("EU"), where labor laws are generally more advantageous to employees as compared to United States, including deemed hourly wage and overtime regulations in these locations;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar applicable laws and regulations in other jurisdictions;
•delays and inefficiencies caused by geographical separation of our international research and development activities and operations, as well as other challenges inherent to efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•the knowledge transfer related to our technology and the resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our customers and other third parties;
•heightened exposure to change in the economic, security and political conditions in the countries where our research and development activities and operations are located;
•fluctuations in currency exchange rates and regulatory compliance in the countries where our research and development activities and operations are located; and
•interruptions to our operations in the countries where our research and development activities and operations are located as a result of floods and other natural catastrophic events, as well as other events beyond our control such as power disruptions, terrorism or the persistence of the COVID-19 pandemic.
Difficulties resulting from the factors above could increase our research and development or operational expenses, delay the introduction of new products, or impact our product quality, the occurrence of any of which could adversely affect our business and operating results.
If we fail to expand effectively in international markets, our revenues and our business may be negatively affected.
We currently generate almost all of our revenues from the United States. We also operate to a limited extent in the United Kingdom, France and other countries in Europe. Many advertisers and retailers on our platforms have global operations, and we plan to grow our operations and offerings through expansion in existing international markets and by partnering with our advertisers and retailers to enter new geographies that are important to them. Further expansion into international markets will require management attention and resources, and we have limited experience entering new geographic markets. Entering new foreign markets will require us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. The different commercial, privacy and Internet infrastructure frameworks in other countries may make it more difficult for us to replicate our business model in non-U.S. locations. In some countries, we will compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. As we expand internationally, we will be subject to risks of doing business internationally, including the following:
•competition with strong local competitors and preference for local providers, or competition with foreign companies entering the same markets;
•the cost and resources required to localize our platforms;
•burdens of complying with a wide variety of different laws and regulations, including intellectual property laws and regulation of digital coupons and media, Internet services, privacy and data protection; marketing and consumer protection laws; anti-competition regulations; and different liability standards, any of which may limit or prevent us from offering of our solutions in some jurisdictions or limit our ability to enforce contractual obligations;
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
We collect, receive, access, generate, store, disclose, share, make accessible, protect, secure, and dispose of, and use (collectively "Process" or "Processing") business and personal information belonging to our users and customers. Because of this, we are subject to a variety of foreign, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, eCommerce, competition, price discrimination, consumer protection, taxation and the use of promotions. The number and scope of such laws, regulations, and industry standards are changing, are subject to differing applications and interpretations and may be inconsistent among countries, or may conflict with other rules, laws or data protection obligations. We expect that there will continue to be new data protection laws and data protection obligations, and we cannot yet determine the impact such future laws and obligations may have on our business.
Many of these laws, regulations, and standards are still evolving and being tested in courts, and industry standards are still developing. As a result, the regulatory framework for privacy, information security, data protection and data Processing worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or practices. Our business, including our ability to operate and expand, could be adversely affected if legislation, regulations or industry standards are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices or the design of our platforms. Existing and future laws, regulations and industry standards could restrict our operations, and our ability to retain or increase our advertisers and retailers and consumers’ use of digital promotions delivered on our platforms may be adversely affected, and we may not be able to maintain or grow our revenues as anticipated.
For example, California has enacted the CCPA, which affords consumers expanded privacy protections, has required us to modify our data processing practices and policies as well as caused us to incur substantial costs and expenses in an effort to comply. For example, the CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties, and provides a private right of action and statutory damages for data breaches. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase the risk of data breach litigation, all of which may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, that goes into effect on January 1, 2023. The CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law.
The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. For example, both Virginia and Colorado have passed comprehensive privacy legislation that impose obligations similar to, but not exactly the same as, California laws, and many states are considering their own privacy legislation. Compliance with any newly enacted privacy and data security laws or regulations may be challenging, costly and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. Legislative initiatives in other states, to the extent that they become privacy and data security laws or regulations in various states, may have potentially conflicting requirements that would make compliance challenging. Some countries also are considering, or have passed legislation requiring, local storage and Processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services as well as other aspects of our business.
Compliance with these and any other applicable privacy, data protection, data security, marketing and consumer protection guidelines, laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with them. We believe our policies and practices comply in material respects with these guidelines, laws and regulations. However, if our belief is incorrect, if these guidelines, laws or regulations or their interpretation changes, or if new legislation or regulations are enacted, we may face significant fines and penalties that could adversely affect our business, financial condition and result of operations. Further, we could be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information, or implement new safeguards or business processes to help individuals manage our use of their information. We also cannot control our retail partners’ approach or interpretation of CCPA, the CPRA or other new and emerging privacy laws and regulations, which may impact their willingness or ability to provide us data that our platforms and solutions are dependent upon, or the terms on which they are willing or able to provide it. Changes to our data sources may restrict our ability to maintain or grow our revenues as anticipated.
If our estimates or judgements relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, a the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to business combinations, goodwill and intangible assets, treatment of our convertible senior notes, revenue recognition, promotion revenue, media revenue, gross versus net revenue reporting, arrangements with multiple performance obligations, stock-based compensation and provision for income taxes. For example, the recognition of our revenue is governed by certain criteria that determine whether we report revenue either on a gross basis, as a principal, or on a net basis, as an agent, depending upon the nature of the sales transaction. Historically, our media products revenue has generally been recognized on a gross basis. However, beginning the second quarter of 2020 and continuing thereafter, we have been making changes to the manner in which we process and deliver certain media products. These business changes, over time, have led to our recognizing a greater proportion of our media revenues on a net basis, as compared to the prior recognition on a gross basis, and we expect this will cause a decrease in our revenue growth and impact our revenues. At the same time, we continue to have gross reporting for other portions of our media products, as well as for other revenue. Our determinations are made in light of the evolution of our existing business practices, development of new products, acquisitions, or changes in accounting standards or interpretations, with transactions being evaluated for characteristics that dictate, as appropriate, gross or net reporting. It is also possible that revenue reporting for existing businesses may change from gross to net or vice versa as a result of changes in contract terms or transaction mechanics. We may experience significant fluctuations in revenue in future periods depending upon, in part, the nature of our sales and our reporting of such revenue and related accounting treatment, without proportionate correlation to our underlying activity or net income. Any combination of net and gross revenue reporting would require us to make estimates and assumptions about the mix of gross and net-reported transactions based upon the volumes and characteristics of the transactions that we believe will comprise the total mix of revenue in the period covered by the projection. Those estimates and assumptions may be inaccurate when made, or may be rendered inaccurate by subsequent circumstances, such as changing the characteristics of our offerings or particular transactions in response to client demands, market developments, regulatory pressures, acquisitions and other factors. Even apparently minor changes in transaction terms from those initially envisioned can result in different accounting conclusions from those foreseen. In addition, we may incorrectly extrapolate, to future transactions, revenue recognition treatment of prior transactions that initially we believe to be similar but later are determined to have sufficiently different characteristics as to require a different revenue reporting treatment. These factors may make our financial reporting more complex and difficult for investors to understand, may make comparison of our results of operations to prior periods or other companies more difficult, may make it more difficult for us to give accurate guidance, and could increase the potential for reporting errors.
Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, and thereby result in a decline in the trading price of our common stock.
Failure to comply with federal, state and foreign privacy, data protection, marketing and consumer protection laws, regulations and industry standards, or the expansion of current or the enactment or adoption of new privacy, data protection, marketing and consumer protection laws, regulations or industry standards, could adversely affect our business.
We Process data about consumers, including personally identifiable information or personal data, as well as other confidential or proprietary information necessary to operate our business, for legal and marketing purposes, and for other business-related purposes. We collect such information from individuals located both in the United States and abroad, and may store or Process such information outside the country in which it was collected.
The legal and regulatory framework for privacy and security issues is rapidly evolving across the globe, and is expected to increase our compliance costs and exposure to liability. We and our service providers and partners are subject to a variety of federal, state and foreign laws, regulations and industry standards regarding privacy, data protection, data security, marketing and consumer protection, which address the Processing of data relating to individuals, as well as the tracking of consumer behavior and other consumer data (“Data Protection Laws”). We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing and expanding, including those that offer consumers additional privacy rights with regard to profiling and online behavioral advertising. These laws, regulations and industry standards may be subject to differing interpretations, may be inconsistent among countries, may be costly to comply with or inconsistent among jurisdictions, or may conflict with other rules, laws or Data Protection Obligations (defined below).
Various industry standards on privacy and data security have been developed and are expected to continue to develop, which standards may be adopted by industry participants at any time. We have committed to comply, and generally require our customers and partners to comply, with applicable self-regulatory principles such as the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the U.S. Trade associations and industry self-regulatory groups have also promulgated best practices and other industry standards relating to targeted advertising. Our efforts to comply with these self-regulatory principles include offering Internet users notice and choices about when advertising is served to them based, in part, on their interests. If we, our clients or partners make mistakes in the implementation of these principles, if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding Internet-based advertising, if opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us or investigations of us, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources away from business activities, and be damaging to our brand, reputation, and business. In addition, privacy advocates and industry groups may propose new and different self-regulatory standards that legally apply to us. We cannot yet determine the impact such future standards may have on our business.
We are or may also be subject to the terms of our external and internal privacy and security policies, codes, representations, certifications, industry standards, publications and frameworks (“Privacy Policies”). We are also subject to contractual obligations to third parties related to privacy, data protection, and information security and Processing, including contractual obligations to indemnify and hold harmless third parties from the costs or consequences of non-compliance with Data Protection Laws or other obligations (“Data Protection Obligations”). Our solutions depend in part on our ability to use data that we obtain in connection with our offerings, and our ability to use this data may be subject to restrictions in our commercial agreements and subject to the privacy policies of the entities that provide us with this data. Our service providers or our partners’ failure to adhere to these third-party restrictions on data use may result in claims, proceedings or actions against us by our business counterparties or other parties, or may result in our incurring other liabilities, including loss of business, reputational damage, and remediation costs, which could adversely affect our business.

We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws and Data Protection Obligations may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation the manner in which the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and which may limit our ability to store and Process data and operate our business. In particular, it should be noted that the AdTech industry has in the last few years received increased scrutiny from consumers, media outlets, regulators and lawmakers. Most recently this has been demonstrated by the €250,000 fine imposed on the Interactive Advertising Bureau Europe by the Belgian Data Protection Authority following an investigation into its Transparency and Consent Framework (“TCF”)--a framework adopted widely for the collection/management of consent to the use of cookies for targeted advertising in the EU. This decision will require us to reassess our reliance on the TCF.
Data Protection Laws and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future, and our actual or perceived failure to address or comply with these laws could result in the following: increase our compliance and operational costs; limit our ability to market our products or services and attract new and retain current customers; limit or eliminate our ability to Process data; expose us to regulatory scrutiny, actions, investigations, fines and penalties; result in reputational harm; lead to a loss of business result in litigation and liability, including class action litigation; cause to incur significant costs, expenses and fees (including attorney fees); cause a material adverse impact to business operations or financial results; and otherwise result in other material harm to our business (“Adverse Data Protection Impact”).
We are subject to Data Protection Laws, Privacy Policies and Data Protection Obligations as well as applicable foreign, federal, state, local and municipal laws, regulations and industry standards that relate to electronic communications, intellectual property, eCommerce, competition, price discrimination, consumer protection, taxation, and the use of promotions. We strive to comply with applicable laws, policies, contractual and other legal obligations as well as industry standards of conduct relating to privacy, data security, data protection, marketing and consumer protection to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. These obligations and standards of conduct often are complex, vague, and difficult to comply with fully, and it is possible that these obligations and standards of conduct may be interpreted and applied in new ways and/ or in a manner that is inconsistent with each other or with new laws, regulations or other obligations that may be enacted.
Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations. We may be subject to, and may experience, an Adverse Data Protection Impact if we fail (or are perceived to have failed) to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices. In addition, any such failure or perceived failure could result in public statements against us by consumer advocacy groups, the media or others, which may cause us material reputational harm. Our actual or perceived failure to comply with Data Protection Laws, Privacy Policies and Data Protection Obligations could also subject us to litigation, claims, proceedings or actions, or to investigations by governmental entities, authorities or regulators, which could result in an Adverse Data Protection Impact including requiring changes to our business practices, causing the diversion of resources and the attention of management from our business, triggering regulatory oversights and audits, discontinuance of necessary Processing, or imposing other remedies that adversely affect our business.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. In Europe, the General Data Protection Regulation (2016/679) (“EU GDPR”) went into effect in May 2018 and introduced strict requirements for Processing the personal data of data subjects. The EU GDPR has direct effect in all EU Member States and has extraterritorial effect where organizations outside of the European Economic Area ("EEA") Process personal data of individuals in the EEA in relation to the offering of goods or services to those individuals (“targeting test”) or the monitoring of their behavior (“monitoring test”). As such, the EU GDPR applies to us to the extent we are established in an EU Member State, we are Processing personal data in the context of an establishment in the EU, or we meet the requirements of either the targeting test or the monitoring test. Companies that must comply with the EU GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, an order prohibiting Processing of personal data of data subjects, and potential fines for noncompliance of up to €20 million, or 4% of consolidated annual worldwide gross revenues, whichever is greater. The EU also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR.

Under the EU GDPR, we may be required to put in place additional mechanisms to ensure compliance. These include, among other things: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed, and to limit the amount of personal data processed; (iii) obligations to implement appropriate technical and organizational measures to safeguard personal data and to report certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible); and (iv) obligations to provide individuals with various data protection rights (e.g., the right to erasure of personal data).
European data protection laws including the EU GDPR also prohibit the transfer of personal data from Europe to the United States and other countries ("third countries") that are not recognized as having “adequate” data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from Europe has historically been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, in the “Schrems II” ruling in 2020, invalidated the EU-U.S. Privacy Shield framework for purposes of international transfers. The Swiss Federal Data Protection and Information Commissioner also opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. While negotiations continue, it is unclear when a successor to the Privacy Shield framework will be available.
The Schrems II decision also imposed further restrictions on the use of one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses (“SCCs”), including a requirement for companies to carry out a transfer privacy impact assessment which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. At present, there are few, if any, viable alternatives to the SCCs.
The European Commission recently adopted new EU SCCs which impose onerous obligations on the contracting parties. These new EU SCCs must be used in all new contracts going forward (where there are restricted transfers of personal data), with existing contracts entered into before September 27, 2021 requiring updating by December 27, 2021. As such, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law; may increase our exposure to the EU GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; and may reduce demand from companies subject to European data protection laws. Moreover, where we rely on SCCs, we must in certain cases now evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. This evaluation will, in particular, include an assessment as to whether the types of personal data transferred pursuant to SCCs may be subject to government surveillance in the data importer’s country, and an assessment as to whether the data importer can meet its contractual obligations under the SCCs. Additionally, other countries outside of Europe have enacted, or are considering enacting, similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our products and operating our business.
Compliance with the EU GDPR involves rigorous and time-intensive processes that may increase our cost of doing business or require us to change our business practices. There may also be a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the required procedures.
Further, following the UK's exit from the EU ("Brexit"), the EU GDPR’s data protection obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” (i.e., the EU GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (EU Exit) Regulations)). The UK GDPR exists alongside the UK Data Protection Act 2018 that implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU

GDPR, and as such may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the new EU SCCs do not automatically apply in the UK since Brexit. However, on January 28, 2022, the UK Government laid before the UK Parliament its International Data Transfer Agreement (IDTA) and International Data Transfer Addendum (UK Addendum) to the new EU SCCs. If no objections are raised by the UK Parliament, the IDTA and the UK Addendum will come into force on March 21, 2022. The UK Information Commissioner’s Office (ICO) is also expected to shortly publish its version of the transfer impact assessment.
Any failure or perceived failure by us to comply with applicable laws and regulations or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us, Any of the foregoing could also result in significant liability or cause our customers to lose trust in us, any of which could have an adverse effect on our reputation, operations, financial performance and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA and other similar state comprehensive privacy laws, and other state and federal laws relating to privacy and data security. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties, and provides a private right of action and statutory damages for data breaches. The CCPA may increase our compliance costs and potential liability. In addition, the California Privacy Rights Act of 2020, or CPRA, is scheduled to take effect on January 1, 2023, and would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, including laws already passed in Virginia and Colorado that will go into effect in 2023, which could create the potential for a patchwork of overlapping but different state laws and more stringent United States privacy requirements, which in turn could increase our potential liability and adversely affect our business, results of operations, and financial condition. Compliance with the increasing number of newly enacted privacy and data security laws and regulations may be challenging, costly and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. Such laws and pending legislative initiatives, to the extent that they become privacy and data security laws or regulations in various states, may have potentially conflicting requirements that would make compliance challenging. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or similar requirements, which could increase the cost and complexity of providing our products and services and other aspects of our business.
We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. With laws and regulations in the EU, the United Kingdom, the United States, and other global jurisdictions imposing new and potentially costly or disruptive obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these laws and regulations, or of contractual or other obligations relating to privacy, data protection, or information security, could be interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and Processing practices, our policies or procedures, or our products and services. For instance, given the increased focus on the use of data for advertising, the anticipation and expectation of future laws, regulations, standards and other obligations could impact us and our existing and potential business partners and delay certain business partnerships or deals until there is greater certainty. In addition, as we expand our data analytics and other data-related product offerings, there may be increased scrutiny on our use of data, and we may be subject to new and unexpected regulations, including proposals for regulation of artificial intelligence. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to provide targeted digital promotions and media to consumers, advertisers and retailers, thereby impairing our ability to maintain and grow our total customers and increase revenues. Future restrictions on the collection, use, sharing or disclosure of our users’ data, or additional requirements for express or implied consent of users for the use and disclosure of such information, could require us to modify our solutions, possibly in a material manner, and could limit our ability to develop or outright prohibit new solutions and features.
We may face challenges in addressing the requirements of any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards and making necessary changes to our policies and practices, and such changes may require us to incur additional costs and restrict our business operations. Although we endeavor to comply with our Privacy Policies and other privacy, data protection or information security-related obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors do not comply with our Privacy Policies and other privacy, data protection or information security obligations. Any failure or perceived failure by us to comply with our Privacy Policies and our privacy, data protection, or information security-related obligations to customers or other third parties, or our failure to comply with any of our other legal obligations relating to privacy, data protection, information security, marketing or consumer protection could subject us to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity or public statements against us by consumer advocacy groups or others and could result in significant liability or cause a loss of trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit users’, advertisers’ or retailers’ ability to use and share personally identifiable information or our ability to store, process and share personally identifiable information or other data, demand for our solutions could decrease, our costs could increase, our revenue growth could slow, and our business, financial condition and operating results could be harmed.
Additionally, if third parties we work with, such as vendors or developers, violate Data Protection Laws, Privacy Policies and Data Protection Obligations, such violations may also put our customers’ content at risk and could in turn have an adverse effect on our business. Any significant change to Data Protection Laws, Data Protection Obligations or industry practices regarding the collection, use, retention, security or disclosure of our customers’ content, or regarding the manner in which the express or implied consent of customers for the collection, use, retention or disclosure of such content is obtained, could increase our costs and require us to modify our products and services, possibly in a material manner, which we may be unable to complete and which may limit our ability to store and Process customer data or develop new applications and features.
We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.
We are required under U.S. GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators and competition. In the future we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. The determination and recording of a significant impairment charge could adversely impact our results of operations, as for example occurred during the third quarter of 2021 in connection with the circumstances surrounding the termination of our partnership with Albertsons, and also could harm our business.
Changes to financial accounting standards or the SEC’s rules and regulations may affect our financial statements and cause us to change our business practices.
We prepare our financial statements to conform to U.S. GAAP. These accounting principles are subject to interpretation by the FASB, American Institute of Certified Public Accountants (“AICPA”), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in August 2020, the FASB issued a new standard ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which generally requires companies to report our convertible debt instrument as a single liability instrument with no separate accounting for the embedded conversion features. Additionally, this ASU amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. This new standard became effective for us beginning January 1, 2022.
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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state law provisions, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset post-change taxable income. If we have experienced an ownership change our existing NOLs may be subject to limitations under Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control despite our having adopted a "tax benefits preservations plan" (as hereinafter defined) in November of 2021, also could result in an ownership change under Section 382 of the Code. Additionally, our NOLs arising in tax years beginning prior to January 1, 2018 are subject to expiration and may expire prior to being utilized. Under the 2017 Tax Cuts and Jobs Act (the "Tax Act"), as modified by the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), NOLs arising in tax years beginning after December 31, 2017, are not subject to expiration and may be carried forward indefinitely, but the deductibility of such NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.
On November 11, 2021, we adopted a tax benefits preservation plan to protect the value of tax assets associated with NOL carryforwards under Section 382 of the Code against a potential change in ownership as defined in Section 382. However, the tax benefits preservations plan does not guarantee against such a change in ownership.
There is also a risk that our NOLs could otherwise be unavailable to offset future income tax liabilities due to changes in the law, including regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We do not expect this to have a material impact on our financial statements because we currently maintain a full valuation allowance on our U.S. deferred tax assets. For these reasons, we may not be able to utilize all of our NOLs, even if we attain profitability.
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
Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. income tax expense.
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
Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other malicious internet-based activity are prevalent in our industry, and our customers and partners’ industries, and continue to increase. In addition, we may experience software or other code vulnerabilities, attacks, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, and advanced persistent threat intrusions. We and our third party service providers regularly defend against and respond to a variety of cybersecurity attacks and incidents. Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability and authenticity of the IT networks and systems, processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against, or adequately respond to mitigate the impact of, all data security and privacy threats and attacks. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, will be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures, or those of our third-party providers, clients and partners, has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation the theft or misuse of personal and financial information, counterfeiting, “phishing” attacks (including those directed toward SMS/texting services) or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our applications, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our applications, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Additionally, to provide protection against the occurrence of a cybersecurity event, we rely on the IT professionals within our organization to monitor, diagnose and remediate threats arising within our network. To the extent we experience attrition in this area and are required to shift workloads, or acquire and train supplementary IT talent, we could face increased risks of experiencing a materially harmful cybersecurity event.
In addition, our applications, systems, networks, and physical facilities could be breached, or personal information could be otherwise compromised, due to employee error or malfeasance if, for example, third parties attempt to fraudulently induce our employees, customers or partners to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, applications, systems, networks and/or physical facilities utilized by our vendors. We have been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers or partners’ data or to disrupt our operations or ability to provide our services. While we have been successful in preventing such unauthorized access and disruption in the past, we may not continue to be successful against these or other attacks in the future.

Due to the COVID-19 pandemic, a high percentage of our employees are temporarily working remotely, which may pose additional data security risks. These risks will continue as we intend to adopt a hybrid work policy upon our offices re-opening for all employees. If we, or our service providers and partners, experience compromises to security that result in performance or availability problems, or experience the complete shutdown of one or more of our platforms, digital properties and mobile applications, or suffer the misuse, loss or unauthorized access to or disclosure of confidential information, personally identifiable information or other personal or proprietary data, advertisers, retailers, and consumers may lose trust and confidence in us and decrease their use of our platforms or stop using our platforms entirely. Such compromises to personal or sensitive information or proprietary data could lead to litigation or other adversarial actions by business partners such as retailers or consumers.
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
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach involving customer or partner data on our systems or those of subcontractors processing customer or partner data on our behalf. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach may cause us to breach customer contracts. Depending on the facts and circumstances of such an incident, these damages, penalties and costs could be significant and may not be covered by insurance, or could exceed our applicable insurance coverage limits. Such an event also could harm our reputation and result in litigation against us. Any of these results could materially adversely affect our financial performance. Our agreements with certain customers may require us to use industry-standard, reasonable, or other specified measures to safeguard sensitive personal information or confidential information, and any actual or perceived breach of such measures may increase the likelihood and frequency of customer audits under our agreements, which is likely to increase the costs of doing business. An actual or perceived security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts, which we have in certain agreements, would be enforceable or adequate or would otherwise protect us from liabilities or damages.
Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our applications, systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices, or to modify our business and operational capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of our data or the data of our partners or our customers were to be disrupted, we could incur significant liability, or our applications, systems or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more of our customers or partners, or if we suffer a cyberattack that impacts our ability to operate our applications, systems or networks, we may suffer material damage to our reputation, business, financial condition and results of operations. Further, we may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. Depending on the facts and circumstances of such an incident, the damages, penalties and costs could be significant and may not be covered by insurance, or could exceed our applicable insurance coverage limits. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand our applications, systems, or networks, grow our customer base, and Process, store, and transmit increasingly large amounts of proprietary and sensitive data.
Remediation of any potential cyber security breach may involve significant time, resources and expenses, which may result in potential regulatory inquiries, litigation or other investigations, and could affect our financial and operational condition.
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
Our ability to generate revenue, and properly capture the occurrence of certain revenue-generating events, depends on the collection, reliability, and use of significant amounts of data from various sources, including data that we receive from retailers and other parties. Additionally, our ability to deliver our solutions depends on our ability to successfully leverage data, including data that we collect from consumers, data we receive from retailers and other parties, and data from our own operating history. Using loyalty card numbers both online and in-store, device identifiers (including Google AdID and Apple IDFA), cookies, and other tracking technologies, we, our retail partners and other data providers collect information about the interactions of consumers with our retail partners’ digital properties and in-store, our owned and operated properties, and certain other publisher sites and mobile applications, as well as other data such as location. We may enhance this data with other data, such as demographic information that we obtain from data providers.
As an example, for certain media campaigns, we receive tracking information from the systems of retailers, their service providers, and other third parties. If those parties fail to provide us information, fail to provide information in a timely fashion, or provide incorrect information, or if for other reasons we are unable to properly track such information, our results of operations and our ability to timely determine our revenue share payment obligation to retailers could be adversely impacted. Additionally, our ability to successfully leverage such data depends on our continued ability to access and use data from various sources, which can be restricted by a number of factors, including consumer choice; the success in obtaining consumer consent; restrictions imposed by our retail and other data partners or other third parties, publishers and web browser developers or other software developers; changes in technology, including changes in web browser technology; and new developments in, or new interpretations of laws, regulations and industry standards. For example, Apple in 2021 began implementing several changes to iOS that will require consumers to opt-in to sharing data with publisher sites and app, which may adversely impact our business. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanism as a result of industry regulatory and/or legal developments, the adoption by consumers of browsers settings or “ad-blocking” software and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. See the risk factor above titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.
In addition, unfavorable publicity and negative public perception about our industry, or data collection and use, could adversely affect our business and operating results. With the growth of online advertising and eCommerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and privacy matters, particularly as they relate to individual privacy interests. Any unfavorable publicity or negative public perception about our use of data, or about data-focused industries, could affect our business and results of operations, and may lead digital publishers like Facebook to change their business practices or trigger additional regulatory scrutiny or lawmaking that could affect us. Negative public attention could cause advertisers or our retail partners to discontinue using our targeted advertising solutions and limit our ability to measure campaigns delivered through our platforms. This public scrutiny may also lead to general distrust of data and marketing companies, consumer reluctance to share and permit use of personal data, and increased consumer opt-out rates, any of which circumstances could negatively influence, change or reduce our current and prospective customers’ demand for our products and services and adversely affect our business and operating results.

If the use of mobile device identifiers, third-party cookies or other tracking technology is rejected by consumers, restricted by third parties outside of our control, or otherwise subject to unfavorable regulation, the benefits of our offerings and solutions could diminish, our data and media acquisition costs could increase and we could lose customers and revenue.
We and our third-party partners use, or might opt to use, a number of technologies to collect information used to deliver our solutions. For instance, mobile device identifiers such as Apple IDFA and Google AdID help us and our third-party partners identify, target and measure relevant promotions and media to consumers. Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in ways that could impair our ability to deliver, target, or measure the effectiveness of our solutions, any of which may negatively impact our business. In addition, mobile operating system and browser providers have implemented product changes and have announced additional planned changes to limit the ability of websites and application developers to collect and use these mobile device identifiers and other data to target and measure advertising. For example, in April 2021 Apple shifted to require user opt-in before permitting access to Apple’s unique identifier, or IDFA. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem, increase data and media acquisition costs, and could harm our growth.
Our platforms use location data to localize and deliver geographically relevant content to shoppers. For instance, our DOOH solution tracks a mobile device user’s geographical proximity to the public DOOH display so that localized relevant marketing campaigns will be displayed to the user when they are nearby. Our ability to obtain and use location data could also become limited by consumer choice and subject to privacy-related restrictions. If such restrictions and regulations negatively impact our ability to use location data in our solutions, such as our ability to track identifiable mobile device users within the proximity of DOOH display screens, there could be less customer demand for our platforms and solutions and our business and revenue would be negatively impacted.
We also use small text files (referred to as "cookies"), placed through an Internet browser on a consumer's machine which corresponds to a data set that we keep on our servers, to gather important data to help deliver our solution. Certain of our cookies, including those that we predominantly use in delivering our solutions through Internet browsers, are known as "third-party" cookies because they are delivered by third parties rather than by us. Our cookies collect information, such as when a consumer views an advertisement, clicks on an advertisement or visits one of our advertisers' websites. In some countries, including countries in the European Economic Area, and certain states within the United States such as California, this information may be considered personal information under applicable data protection laws. When a consumer interacts with our solutions on a mobile device, we may also obtain location-based information about the user's device through our cookies or other tracking technologies. We use these technologies to achieve our customers' campaign goals, to ensure that the same consumer does not unintentionally see the same media too frequently, to report aggregate information to our customers regarding the performance of their digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network. We also use data from cookies to help us decide whether and how much to bid on an opportunity to place an advertisement in a certain Internet location and at a given time in front of a particular consumer. A lack of data associated with or obtained from third-party cookies may detract from our ability to make decisions about which inventory to purchase for a customer's campaign, and thereby may adversely affect the effectiveness of our solution and harm our business.
Cookies may be deleted or blocked by consumers. The most commonly used Internet browsers (including Chrome, Firefox, and Safari) allow their users to prevent cookies from being accepted by their browsers. Consumers can also delete cookies from their computers. Some consumers also download "ad blocking" software that prevents cookies from being stored on a user's computer. If more consumers adopt these settings or delete their cookies more frequently than they currently do, our business could be negatively affected. In addition, certain web browsers may block third-party cookies by default. For example, Apple previously released an update to its Safari browser that limits the use of cookies, and other browsers may do so in the future. Unless such default settings in browsers are altered by consumers to permit the placement of third-party cookies, we would be able to set fewer of our cookies in users’ browsers, which reduces our ability to achieve our customers' campaign goals, measure performance of these campaigns, and detect and fraudulent activity, any of which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to identify individual consumers or Internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same user across different web properties, and reduce the effectiveness of our solutions.
In addition, the EU Directive 2009/136/EC, commonly referred to as the "Cookie Directive," directs EU Member States to ensure that collecting information on a consumer's computer, such as through a cookie, is allowed only if the consumer has appropriately given his or her prior freely given, specific, informed and unambiguous consent. Similarly, this Directive, which also contains specific rules for the sending of marketing communications, limits the use of marketing texts messages and e-mails. Additionally, the "e-Privacy Regulation", which will replace the Cookie Directive with requirements that could be stricter in certain respects, will apply directly to activities within the EU without the need to be transposed in each Member State’s Law, and could impose stricter requirements regarding the use of cookies, marketing e-mails and text messages. Additional penalties for noncompliance have been proposed in connection with the e-Privacy Regulation, although at this time it is unclear whether the e-Privacy Regulation will be approved as it is currently drafted or when its requirements will be effective. We may experience challenges in obtaining appropriate consent to our use of cookies from consumers or to send marketing communications to consumers within the EU, which may affect our ability to run promotions and our operating results and business in European markets, and we may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, may be time consuming to develop or costly to obtain, and may be less effective than our current use of cookies.
We allow our clients and partners to utilize application programming interfaces ("APIs"), with our platforms, which could result in outages or security breaches and negatively impact our business, financial condition and results of operations.
The use of APIs by our customers, as well as by retailer and other network partners have significantly increased in recent years. Our APIs allow customers, as well as retailer and other network partners, to integrate their own business system with our platforms. The increased use of APIs increases security and operational risks to our systems, including risks relating to management of system access controls such as timely retirement of network user IDs as well as the risks of intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow greater ease and power in accessing our platforms, they also increase the risk of overusing our systems, potentially causing outages. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation and remediation damage to our reputation and loss of goodwill, any of which could harm our business, financial condition and results of operations.
Our business relies in part on electronic messaging, including emails and SMS text messages, and any technical, legal or other restrictions on the sending of electronic messages or an inability to timely deliver such communications could harm our business.
Our business is in part dependent upon electronic messaging. We provide emails, mobile alerts and other messages to consumers informing them of the digital coupons on our websites, and we believe these communications help generate a significant portion of our revenues. We also use electronic messaging as part of the consumer sign-up and verification process. Because electronic messaging services are important to our business, if we are unable to successfully deliver electronic messages to consumers, if there are legal restrictions on delivering these messages to consumers, or if consumers do not or cannot open our messages, our revenues and profitability could be adversely affected. Changes in how webmail applications or other email management tools organize and prioritize email may result in our emails being delivered or routed to a less prominent location in a consumer’s inbox, or may be viewed as “spam” by consumers, and thereby may reduce the likelihood of that consumer opening our emails. Actions taken by third parties that block, impose restrictions on, or charge for the delivery of, electronic messages could also harm our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers.
Changes in laws or regulations, or changes in interpretations of existing laws or regulations, including the Telephone Consumer Protection Act ("TCPA") in the United States and laws regarding commercial electronic messaging in other jurisdictions, that would limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications could also adversely impact our business. For example, the Federal Communications Commission in recent years amended certain of its regulations under the TCPA in a manner that could increase our exposure to liability for certain types of telephonic communication with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. Given the enormous number of communications we send to consumers, the actual or perceived improper sending of communications, or a determination that there have been violations of the TCPA or other communications-based statutes, could subject us to potential risks including liabilities or claims relating to consumer protection laws, and could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business. Moreover, even if we prevail, such litigation against us could impose substantial costs and divert our management’s attention and resources.
We also rely on social networking messaging services to send communications. Changes to these social networking services’ terms of use or terms of service that limit promotional communications; restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services; or reductions in the use of or engagement with social networking services by customers and potential customers could also harm our business.
We rely on a third-party service for the delivery of daily emails and other forms of electronic communication, and delay or errors in the delivery of such emails or other messaging we send may occur and be beyond our control, which could damage our reputation or harm our business, financial condition and operating results. If we were unable to use our current electronic messaging services, alternate services are available; however, we believe our sales could be impacted for some period as we transition to a new provider, and the new provider may be unable to provide equivalent or satisfactory electronic messaging service. Any disruption or restriction on the distribution of our electronic messages, termination or disruption of our relationship with our messaging service providers, including our third-party service that delivers our daily emails, or any increase in our costs associated with our email and other messaging activities, could harm our business.

Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms, including our websites and mobile applications, and any significant disruption in service could result in a loss of advertisers, retailers and consumers.
We deliver digital promotions and media via our platforms, including over our websites and mobile applications, as well as through those of our advertisers and retailers and our publishers and other third parties. Our reputation and ability to acquire, retain and serve advertisers and retailers, as well as consumers who use digital promotions or view media on our platforms, are dependent upon the reliable performance of our platforms. As the number of our advertiser customers, retailers and consumers; the number of digital promotions, digital media and information shared through our platforms; and the number of network endpoints (for example, DOOH display screens) continue to grow, we will need an increasing amount of network capacity and computing power. Our technology infrastructure and platforms are hosted across two data centers in co-location facilities in California and Virginia. We also operate our applications and services on industry-leading cloud platforms. We have spent and expect to continue to spend substantial amounts in our data centers, cloud platforms, and equipment and related network infrastructure to handle the traffic on our platforms. The operation of these systems is expensive and complex, and could result in operational failures and/or slow remediation response times in the event of a network incident. In the event that the number of transactions or the amount of traffic on our platforms grows more quickly than anticipated, we may be required to incur significant additional costs. In addition, as we scale, we must continually invest in our information technology, and also continue to invest in information security, infrastructure and automation as we strive to reduce complexities and siloed elements of our platforms. Deployment of new software or processes, whether or not relating to the transition from legacy to new IT systems, may adversely affect the performance of our services and harm the customer experience. If we fail to support our platforms or provide a strong customer experience, our ability to retain and attract customers may be negatively affected. Interruptions in these systems or service disruptions, whether due to system failures, computer viruses, malware, ransomware, denial of service attacks, attempts to degrade or disrupt services, or physical or electronic break-ins, could affect the security or availability of our websites and platforms, and prevent advertisers, retailers or consumers from accessing our platforms. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential advertisers, retailers and consumers, which could harm our operating results and financial condition.
We currently have not experienced disruptions to our network or operations as a result of COVID-19, but there are no guarantees there will not be disruptions in the future. However, due to the continuing impact of the COVID-19 pandemic both inside and outside the U.S., and especially in India where a significant portion of our operations, engineering and IT personnel are situated, we could experience disruptions to our operations, network or product development activities, which could impact our provision of services to customers as well as our internal operations and support functions.
We are dependent on technology systems and electronic communications networks that are supplied and managed by third parties, which could result in our inability to prevent or respond to disruptions in our services.
Our ability to provide services to consumers depends on our ability to communicate with advertisers, retailers and consumers through the public Internet and electronic networks that are owned and operated by third parties. Our solutions and services also depend on the ability of our users to access the public Internet. In addition, in order to provide services promptly, our computer equipment and network servers must be functional 24 hours per day, which requires access to telecommunications facilities managed by third parties and the availability of electricity, neither of which we control. Severe disruptions, outages, defects, or other security performance and quality problems with one or more of these networks, including as a result of utility or third-party system interruptions, or any material change in our contractual and other business relationships with third-party providers, could impair our ability to process information, which in turn could impede our ability to provide digital promotions and media to consumers; harm our reputation; increase expenses, including significant, unplanned capital investments and/or contractual obligations; and result in a loss of consumers or advertisers and retailers, any of which could adversely affect our business, financial condition, and operating results.

For example, currently as a result of work and travel restrictions related to the ongoing COVID-19 pandemic, our employees are working remotely and dependent upon their respective internet service providers to be able to access the internet, our systems and systems of our service providers. In other words, our business workflows now rely on availability of residential broadband bandwidth as well as connectivity which is currently under considerable strain. If the residential broadband and internet access break down under strain, our business and operations would be negatively affected.
We may not be able to adequately protect our intellectual property rights.
We regard our trademarks, service marks, copyrights, patents, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success.
We strive to protect our intellectual property rights in a number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We strive to protect our intellectual property rights by relying on federal, state and common law rights, contractual restrictions, and rights provided under foreign laws. Applicable laws are subject to change at any time and could further restrict our ability to protect our intellectual property rights.
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
We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. Also, from time to time, we make our intellectual property rights available to others under license agreements. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information, infringement of our intellectual property rights or deter independent development of similar technologies by others, and may not provide an adequate remedy in the event of such misappropriation or infringement. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation.
Obtaining and maintaining effective intellectual property rights is expensive, including the costs of defending our rights. Even where we have such rights, they may be later found to be unenforceable or have a limited scope of enforceability. We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be negatively affected.
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
We may lose significant brand equity in our “Coupons.com” domain name, our “Quotient.com” domain name, our Shopmium.com domain name, and other valuable domain names. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew an applicable registration, or any other cause, we may be forced to market our products under new domain names, which could cause us substantial harm or to incur significant expense in order to purchase rights to the domain names in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We also may not be able to acquire or maintain appropriate domain names or trademarks in all countries in which we do business. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention, and thereby harm our business.
Some of our solutions contain open source software, which may pose particular risks to our proprietary software and solutions.
We use open source software in our solutions and plan to use open source software in the future. From time to time, we may face claims from third parties that are claiming ownership of, or demanding release of, the open source software and/or derivative works that we developed using such software (which could include our proprietary source code), or that are otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a negative effect on our business and operating results.
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
•disputes or other developments related to proprietary rights, including patents, litigation matters, or our ability to obtain intellectual property protection for our technologies;
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

Our tax benefits preservation plan may reduce the volume of trading in our stock because it limits the ability of persons or entities from acquiring a significant percentage of our outstanding stock.
Our tax benefits preservation plan is designed to preserve the value of certain tax assets associated with NOL carryforwards under Section 382 of the Internal Revenue Code of 1986. The inability of some stockholders to acquire a significant position in our common stock could substantially reduce the market liquidity of our common stock, making it more difficult for a stockholder to dispose of, or obtain accurate quotations for the price of, our common stock.
Substantial future sales of shares by our stockholders could negatively affect our stock price.
Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 94,779,442 shares of common stock outstanding as of December 31, 2021, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.
Our equity incentive plans allow us to issue, among other things, stock options, restricted stock and restricted stock units, and we have filed a registration statement under the Securities Act to cover the issuance of shares upon the exercise or vesting of awards granted under those plans.
The concentration of our common stock ownership with our executive officers, directors and owners of 5% or more of our outstanding common stock will limit our ability to influence corporate matters.
Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 31% of our outstanding common stock, based on the number of shares outstanding as of December 31, 2021. These stockholders therefore have significant influence over management and affairs, and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of a stockholder's shares of common stock.
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
We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business, and do not anticipate paying cash dividends on our common stock. As a result, a stockholder can expect to receive a return on the stockholder's investment in our common stock only if the market price of the stock increases.
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
Risks Related to Debt Financing Transactions
We are leveraged financially, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future growth, business needs and development plans.
In November 2017, we issued $200 million aggregate principal amount of convertible senior notes (the “notes”).
Additionally, in November 2021, we entered into an asset-based credit agreement (the “ABL Credit Agreement”) which provides for available borrowings up to $100 million (the "ABL Facility"), with the actual amount dependent on a “borrowing base” number consisting of the sum of various categories of eligible accounts receivable (the lesser of such number and $100 million, the “Line Cap”). The ABL Facility matures and all outstanding amounts, if any, become due and payable in November 2026 (“fixed ABL maturity date”), except that such maturity date shall be accelerated to be the date that is 91 days prior to the notes’ maturity date (currently December 1, 2022) unless (i) the notes shall have been repaid in full or converted to equity as of such 91-days-prior date, or unless (ii) the notes are refinanced and/or extended to a maturity date that is 91 days after the fixed ABL maturity date, or unless (iii) during such 91-days-prior period we have sufficient cash to repay the notes in full, we meet a certain liquidity test after giving pro forma effect to the repayment of the notes, and there is no event of default under the ABL Credit Agreement.
The ABL Credit Agreement contains customary conditions as to borrowings, events of default and covenants that restrict the our ability to sell assets; make changes to the nature of our business; engage in merger or acquisition activity; incur, assume or permit to exist additional indebtedness and guarantees; create or permit to exist liens; pay dividends; issue equity instruments; make distributions or redeem or purchase capital stock or make other investments; and make payments in respect of certain debt. The ABL Credit Agreement also requires that if the Company’s Excess Availability (defined as the Line Cap less borrowed amounts or issued letters of credit) is less that the greater of (i) the Line Cap and (ii) $10 million, the Company will maintain a compliance with a fixed charge coverage ratio of at least 1.00 to 1.00. In addition, the ABL Credit Agreement includes customary events of default, the occurrence of which may require that the Company pay an additional 2.0% interest on the outstanding loans under the ABL Credit Agreement.
Our leveraged capital structure could have negative consequences, including, but not limited to, the following:
•our ability to maintain compliance with the financial covenants is dependent upon our future operating performance and future financial condition, both of which are subject to various risks and uncertainties;
•we may be more vulnerable to economic downturns, less able to withstand competitive pressures, and less flexible in responding to changing business and economic conditions;
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
Our ability to meet our payment obligations under our notes and the ABL Facility, as well as maintain compliance with financial covenants under the ABL Credit Agreement, depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.
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
Our headquarters is currently located in Salt Lake City, Utah. Our current technology infrastructure is hosted across two data centers in co-location facilities in California and Virginia. In addition, we use industry-leading cloud providers to host our applications and services. Our services, operations and the data centers from which we provide our services are vulnerable to damage or interruption from earthquakes, fires, floods, public health crises such as pandemics and epidemics, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events (such as the COVID-19 pandemic). A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, financial condition and results of operations, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Acts of terrorism could cause disruptions to the Internet, our business or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting areas where data centers upon which we rely are located, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Such disruptions could negatively impact our ability to run our websites, which could harm our business.
Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.
We may in the future be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity or equity-linked financing, such as our convertible senior notes, may dilute the interests of our stockholders, and additional debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business. In addition, while the ultimate potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and could result in, significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.
Global economic conditions could materially adversely affect our revenue and results of operations.
Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions; conditions in the financial markets; and changes in the overall demand for, or supply of, CPG products. A severe and/or prolonged economic downturn could adversely affect our customers' financial condition and the levels of marketing spend of our customers. While we have seen advertisers or CPGs continue spend, or increase spend, on promotions during economic downturns, there is no guarantee they will do so in a future economic downturn, including one that may be presently taking shape due to the persistence of the COVID-19 pandemic and inflationary pressures. Weakness in, and uncertainty about, global economic conditions may cause advertisers and retailers to postpone marketing in response to tighter credit, negative financial news and/or declines in income or asset values. If inflation were to increase, advertisers and retailers could face higher manufacturing, supply chain or related input costs associated with the goods they produce and offer for sale, which could negatively impact their margins and otherwise make them less apt to utilize our solutions, which in turn would negatively impact our revenue. As also noted in the risk factor “The effects of health epidemics, including the COVID-19 pandemic, have had, and may continue to have, an adverse impact on our business, operations and the markets and communities in which we and our partners operate” above, the COVID-19 pandemic has significantly increased economic uncertainty. Some advertisers continue to experience supply chain pressures and have not returned to pre-pandemic levels of promotional marketing spend. The economic slowdown that was severe in the initial months following the pandemic’s breakout in 2020 has moderated, but due to the persistent presence of COVID-19 hotspots both in the U.S. and in non-U.S. countries, risks of a global recession remain. Adverse changes in economic conditions, including as a result of the pandemic, can significantly harm demand for our marketing solutions (or change the mix of solutions demanded) and make it more challenging to forecast our operating results and make business decisions.
In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets; extreme volatility in credit, equity, currency and fixed income markets; instability in the stock market; and high unemployment. There could be a number of other follow-on effects from these economic developments on our business, including customer insolvencies, decreased demand for our marketing solutions, decreased customer ability to pay their accounts, and increased collections risk and defaults.
Item 1B.    Unresolved Staff Comments.

None.
Item 2.    Properties.

Our principal executive office is located in Salt Lake City, UT, totaling approximately 25,610 rentable square feet under lease expiring in May 2029. We had additional principal office space in Mountain View, California, totaling approximately 42,000 square feet under lease that expired in December 2021. In 2022, pursuant to a lease that expires in 2025, we leased 31,250 square feet of office space in Santa Clara, California for our employees who were working in our Mountain View facility. We consolidated our office space in Cincinnati, Ohio, totaling approximately 32,006 square feet under a lease arrangement expiring in June 2024. We maintain additional leased spaces in San Francisco, California, New York, New York, Nashville, Tennessee, Bangalore, India, Paris, France, London, United Kingdom, and Tel Aviv, Israel. We believe our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

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
Albertsons Companies, Inc. v. Quotient Technology, Inc. On November 16, 2021, Quotient informed Albertsons Companies, Inc. (“Albertsons”) that, in light of Albertsons' failure to cure its material breach of the Services and Data Agreement ("the Agreement"), it was terminating the Agreement effective November 19, 2021. Quotient offered to continue to provide certain services beyond the termination date for the benefit of the CPGs. On November 19, 2021, Albertsons filed a complaint against us in the Superior Court of the State of California, County of Santa Clara alleging claims of breach of contract and breach of implied covenant of good faith and fair dealing. The complaint alleges that Quotient failed to achieve alleged minimum revenue targets, failed to make certain revenue share payments in the amount of $5.0 million, failed to pay a guaranteed annual minimum payment of $10.0 million under Statement of Work (SOW) No. 5, and improperly terminated the Agreement. On November 22, 2021, consistent with Quotient's offer in its November 16, 2021 termination letter, the parties entered into a stipulation, where Quotient agreed to sell campaigns through December 15, 2021, and provide services and support for those campaigns through February 26, 2022 so long as Albertsons provided the necessary logistical steps to enable Quotient to deliver the services and support. Quotient also agreed to support the In-Lane Tool through December 10, 2021. On December 9, 2021, Albertsons filed for a temporary restraining order to prevent Quotient from discontinuing its digital-coupon-service or its In-Lane Tool or otherwise refusing to support Albertsons advertising and coupon programs, and for an order to show cause re preliminary injunction. On December 13, 2021, the Court issued an order denying Albertsons’ request for a temporary restraining order and order to show cause re preliminary injunction because, on the basis of the evidence presented by Albertsons, it found that Albertsons was unlikely to prevail on its claims at trial. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, we believe that Albertsons’ claims lack merit.
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
Holders
As of February 11, 2022, there were 45 holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
Issuer Purchases of Equity Securities
In February 2021, the Company’s Board of Directors authorized a one-year share repurchase program ("February 2021 Program") for the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022. Under the February 2021 Program, stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the February 2021 Program at any time without prior notice. During the year ended December 31, 2021, the Company did not repurchase any shares of its common stock, nor did the Company repurchase any of its common stock thereafter. The Company terminated the program prior to its expiration.
Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the Russell 3000 and the S&P North American Technology Sector Index. The chart assumes $100 was invested at the close of market on December 31, 2016, in our common stock, the Russell 3000 and the S&P North American Technology Sector Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Among Quotient Technology, Inc. the Russell 3000 Index, and
the S&P North American Technology Sector Index
$400
$350
$300
$250
$200
$150
$100
$50
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Quotient Technology Inc.
Russell 3000 Index
S&P North American Technology
Sector Index

	INDEXED RETURNS Quarter Ending
Company / Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Quotient Technology Inc.	$100	$109	$99	$92	$88	$69
Russell 3000 Index	$100	$119	$111	$142	$169	$209
S&P North American Technology Sector Index	$100	$136	$139	$196	$282	$355
Unregistered Sales of Equity Securities
Not applicable.

Item 6.    Reserved.

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

Overview
Quotient Technology Inc. is an industry leading digital media and promotions technology company that powers cohesive omnichannel brand-building and sales-driving marketing campaigns for advertisers and retailers to influence purchasing decisions throughout a shopper's path to purchase. These marketing campaigns are planned, delivered and measured using our technology platforms and data analytics tool. Our vision is to build the world's leading performance marketing platform that delivers a variety of targeted digital marketing solutions which advertisers and retailers can purchase to drive measurable improvements in sales and customer loyalty.
Our customers consist primarily of consumer-packaged goods ("CPG") companies and their brand marketers (together referred to as "advertisers") who want to drive sales and positive brand engagement with shoppers. Our digital marketing platform is designed to produce returns on marketing investment for advertisers by utilizing consumer behavior and intent data to deliver the right marketing message to the right shopper at the right time, through multiple touchpoints while they are engaged online, out of home and in-store. We partner with retailers, who primarily sell through local, physical stores as well as through eCommerce properties. We are primarily focused on the US-based grocery retail market and the advertisers who sell products through that channel. However, we are aiming to expand outside the grocery retail space, such as with partners in certain vertically-integrated industries (also known as "verticals").
By partnering with Quotient, retailers can monetize their proprietary sales data and digital properties to build an alternative revenue stream and offer effective marketing opportunities for their brand partners to engage consumers, with the aim of achieving higher sales through their physical stores and eCommerce sites.
Over the last five years, we have grown our platform capabilities and our network of marketing channels to reach shoppers through a combination of in-house innovation, partnerships, and acquisitions. Our network includes the digital properties of our retail partners, non-retail partners and CPG customers, social media platforms, and our flagship consumer brand Coupons.com and DOOH properties. This network provides Quotient with proprietary and licensed data, including retailers' POS shopper data, consumer behavior and purchase intent data, and location intelligence. With such data powering our platforms, customers and partners use Quotient to leverage consumer data and insights, engage consumers via digital channels, and integrate marketing and merchandising programs to drive measurable sales results and consumer engagement.
Our network is made up of several different constituencies:
•Our advertiser customers consist of approximately 900 CPGs, representing over 2,500 brands, including many of the leading food, beverage, personal care and household product manufacturers;
•Our retail partners represent multiple classes of trade such as grocery retailers, drug, automotive, mass merchant, dollar, club, and convenience merchandise channels, where most CPGs' products are sold;
•Our network partners currently include a select group of partners who invest heavily in online consumer engagement and who help us increase our network's reach to more US shoppers; and
•Millions of consumers who visit our owned websites, mobile properties and social channels, as well as those of our CPGs, retailer partners and other network partners.
Through these relationships, we believe we have created a network effect, which engages consumers and provides us a competitive advantage over both offline and online competitors. As our network expands and our consumer audience increases, we generate more consumer data and insights, which further improves our ability to deliver targeted and personalized media and promotions, and also strengthens our measurement and data insight solutions. We believe this will make our platforms more valuable to advertisers and retailers for their digital marketing campaigns. We expect that the breadth of media and promotion content delivered through Quotient platforms from leading brands will increase and enable us to attract and retain more retailers and consumers.
We primarily generate revenue by advertisers and retailers using our technology platforms to help achieve their digital marketing objectives in four distinct ways:
•Plan and buy media and promotions campaigns to reach the right shoppers;
•Target advertising, promotions and messaging to shoppers for maximum impact;
•Sell advertising space and activate the shopper data that retailers collect through loyalty programs and digital transactions; and

•Measure the impact of advertisements, promotions or messages that have been planned, sold or placed with "closed loop" measurement, defined as the use of consumer data to help understand and evaluate how certain digital campaigns impact our advertiser customers' and retailer partners' sales.
Using shopper data from our retail partners and our proprietary data and audience segments, we deliver targeted and/or personalized digital media and promotions to shoppers through our network. As our customers and partners shift more of their marketing spend to digital channels, our solutions help them optimize the performance of such digital channels. Our platforms measure performance by attribution of digital campaigns to retail purchases in near real time, demonstrating return on spend for our customers and partners.
Our promotions products include digital paperless coupons, digital print coupons, in-lane on receipt promotions, digital national promotions, shopper promotions, digital rebates and loyalty offers. Our media solutions include display, social, DOOH, Retailer.com display and sponsored search, shoppable brand pages, and audiences. A growing number of our customers purchase an integrated campaign which combines a mix of digital media and/or promotions solutions within a single campaign. While the revenue we earn from these programs is generally determined on a cost-per-click, cost-per-impression or cost-per-acquisition basis, in 2021 we launched duration-based pricing for our new offering Duration-Based National Promotions Solution, which we plan to deploy to a greater extent in the future.
We generally pay a distribution fee, or revenue share, to retailers and publishers for activation or redemption of a digital promotion, for media campaigns, and for use of data for targeting or measurement. We also pay a fee to third-party publishers for traffic acquisition, which consists of delivering campaigns on certain networks or properties. Generally, these distribution, revenue share and third-party service fees are included in our cost of revenues because we control the digital promotion and media advertising inventory before it is transferred to our customers. In limited instances where we do not control the digital promotion and media advertising inventory, we record revenues on a net basis, and the distribution, revenue-share and third-party service fees are deducted from gross revenues to arrive at net revenues.
We expect our operating expenses to decline in absolute dollars as we remove costs from the business. However, we also expect operating expenses to increase as a percentage of revenue as more of our future revenue is recognized on a net basis compared to the prior periods due to the business model changes.. When revenues begin to grow again, we expect to increase spending to support that growth.
For 2021, 2020 and 2019, our revenues were $521.5 million, $445.9 million, and $436.2 million, respectively. Our net loss for 2021, 2020 and 2019 was $45.6 million, $65.4 million, and $37.1 million, respectively.
Seasonality
Some of the Company’s products experience seasonal sales and buying patterns mirroring those in the CPG, retail, advertising, and eCommerce markets, including back-to-school and holiday campaigns, where demand increases during the second half of the Company’s fiscal year. Seasonality may also be affected by CPG annual budget cycles, as some large CPGs have fiscal years ending in June. We believe that this seasonality pattern has affected, and will continue to affect, our business and the associated revenues during the first half and second half of our fiscal year. We recognized 54%, 59% and 54% of our annual revenue during the second half of 2021, 2020 and 2019, respectively. We believe the first half of 2020 results were negatively impacted by the COVID-19 pandemic, resulting in a higher percentage of revenues in our second half of the year than we have experienced in the past.
Impact of COVID-19
We are cognizant of the ongoing COVID-19 pandemic and the resulting global implications. In an effort to protect the health and safety of our employees, our workforce has had, and continues in most instances, to spend a significant amount of time working remotely, and travel has been impacted. Many government measures initially imposed to contain COVID-19 or slow its spread, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing, have been lifted in certain global locations and have been lifted widely in the U.S., although as a result of new virus variants arising, it is possible that such measures may be reinstated in the future. We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, even though vaccination efforts are continuing throughout the United States and, to varying extents, in other countries.

While we observed revenue growth during 2021, we cannot estimate the impact COVID-19 will have in the future as government entities and businesses make decisions about whether and when to open businesses or whether to return to restrictive measures after re-openings have occurred, and we also cannot estimate what impact these decisions will have on consumer activity across the globe, especially as it remains uncertain how strong or lasting the impact of the vaccinations will be.
We will continue to actively monitor the pandemic situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. If brands or retailers pause, delay, or cancel campaigns due to the continuing uncertainty, supply-chain disruption, inflationary input-cost factors affecting advertiser and retailers, and consumer purchasing behavior changes caused by COVID-19, there may be an adverse impact on our promotion and media revenues, and the growth of our business. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.
Non-GAAP Financial Measure and Key Operating Metrics
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), a non-GAAP financial measure, is a key metric used by our management and our Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short and long-term operational plans, and to determine bonus payouts. In particular, we believe that the exclusion of certain income and expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, Adjusted EBITDA is a key financial metric used by the compensation committee of our Board of Directors in connection with the determination of compensation for our executive officers. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as it does for our management and Board of Directors.
Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense; income taxes; other (income) expense net; change in fair value contingent consideration; impairment of certain intangible assets; certain acquisition related costs; restructuring charges; and a loss contingency/settlement related to a contract dispute. We exclude certain items because we believe that these costs (benefits) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to contribute to a meaningful evaluation of our current or past operating performance.
Net loss and Adjusted EBITDA for each of the periods presented were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net loss	$(45,568)	$(65,381)	$(37,057)
Adjusted EBITDA	$40,626	$46,037	$45,150
Our use of Adjusted EBITDA has limitations as an analytical tool, and one should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
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
•Adjusted EBITDA also does not include the effects of stock-based compensation; amortization of acquired intangible assets; change in fair value of contingent consideration; interest expense; other (income)

expense, net; provision for income taxes; impairment of certain intangible assets; certain acquisition related costs; restructuring charges; and a loss contingency/settlement related to a contract dispute; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently than we do, which reduces its usefulness as a comparative measure.
A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, for each of the periods presented is set forth as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net loss	$(45,568)	$(65,381)	$(37,057)
Adjustments:
Stock-based compensation	22,812	28,371	32,137
Depreciation and amortization	29,464	36,352	31,437
Acquisition related costs and other (1)	13,508	12,361	7,670
Change in fair value of contingent consideration, net	1,392	20,234	1,571
Interest expense	15,177	14,521	13,955
Other income (expense), net	210	(1,140)	(5,223)
Provision for income taxes	3,631	719	660
Total adjustments	$86,194	$111,418	$82,207

Adjusted EBITDA	$40,626	$46,037	$45,150

(1)For the year ended December 31, 2021, Other includes a charge of $9.1 million related to the impairment of certain intangible assets due to the circumstances surrounding the termination of our partnership with Albertsons, and restructuring charges of $2.7 million. For the year ended December 31, 2020, Other includes a $8.8 million loss contingency/settlement related to a contract dispute with Albertsons associated with a guaranteed distribution fee arrangement, and restructuring charges of $1.5 million. For the year ended December 31, 2019, Other includes restructuring charges of $4.3 million. Restructuring charges relate to severance for impacted employees. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period, together with diligence, accounting, and legal expenses incurred related to certain acquisitions.
This non-GAAP financial measure is not intended to be considered in isolation from, as substitute for, or as superior to, the corresponding financial measure prepared in accordance with U.S. GAAP. Because of these and other limitations, Adjusted EBITDA should be considered along with U.S. GAAP-based financial performance measures, including various cash flow metrics, net loss, and our other U.S. GAAP financial results.
Factors Affecting Our Performance
Obtaining high quality promotions, increasing the number of brand-authorized activations, and capitalizing on new pricing/revenue models for promotions.   Our ability to grow revenue will depend upon our ability to shift more dollars to our platforms from our brand customers, to continue to obtain high quality promotions and to increase the number of brand-authorized activations available through our platforms, and to capitalize on new pricing/revenue models for promotions, such as duration-based pricing. If we are unable to do any of these, growth in our revenue may be adversely affected.
Increasing revenue from advertisers on our platforms.    Our ability to grow our revenue in the future depends upon our ability to continue to increase revenues from existing and new advertisers on our platforms through national brand coupons, targeted media and measurement, and increasing the number of brands that are using our platforms within each advertiser.

Variability in promotional and media spend by advertisers or brands.    Our revenues may fluctuate due to changes in promotional or media spending budgets of advertisers as well as the timing of their promotional and media spending. Decisions by major advertisers, whether or not due to the impact of COVID-19 and related supply chain and inflation input-cost issues, to delay or reduce their promotional and media spending, move campaigns, or divert spending away from digital promotions or media, could slow our revenue growth or reduce our revenues.
Grow our network. The success and scale of our platforms and our ability to grow revenue will depend on our ability to grow our publishing network, expand our reach to engaged consumers, and drive volume of transactions on our platforms. If we do not add network partners or expand our relationship with existing network partners, or if network partners do not deliver active users to our platforms, our business and revenue growth will be negatively impacted.
Ability to retain and expand our relationships with retailers, obtain commitment and support for our platforms from retailers, and successfully renegotiate or amend retailer agreements. The success and scale of our platforms depend on our strategic relationships with retailers. The success and scale of our platforms also depends on the level of commitment and support for our platforms from retailers. Renewals or amendments of existing retailer relationships may become more challenging for us in light of our business model and pricing changes. These changes require restructuring our agreements and the way we operate with retailers and revenue arrangements for certain services. If we do not expand these relationships, if we do not renew or amend these relationships on as favorable terms as were in place immediately prior to renewal or amendment, if we lose significant retailers, or if we do not add new retailers to our platforms, our business will be negatively affected. In the near term, we expect that the forthcoming termination of our relationship with Albertsons will have a negative impact on our financial performance.
Innovation in our media and promotions offerings, expansion of our consumer reach and growth of our data and analytics capabilities.    Our ability to grow our revenue in the future will depend on our ability to (i) innovate and invest in promotion and media solutions, particularly with regard to automation and self-service offerings; and (ii) invest in solutions around our data and analytic capabilities, referred to as Quotient Analytics and Audiences, for advertisers and retailers.
International Growth and Acquisitions.   Our ability to grow our revenues will also depend on our ability to grow our operations and offerings in existing international markets and expand our business through selective acquisitions, similar to our acquisitions of MLW Squared inc. ("Ahalogy"), Crisp Media, Inc. ("Crisp"), Elevaate Ltd. ("Elevaate"), SavingStar Inc. ("SavingStar"), Shopmium SAS ("Shopmium") and Ubimo Ltd. ("Ubimo"), and our ability to integrate such acquisitions with the core business of the Company.
Components of Our Results of Operations
Revenues
We generate revenues by providing digital media and promotions solutions to our customers and partners. We provide digital promotions, including digital coupons, and/or media programs to our customers which consist of advertisers, retail partners, and advertising agencies whereby we use our proprietary technology platforms to create, target, deliver and analyze these programs. We typically generate revenue from our customers through the use of these programs on a cost-per-click, cost-per-impression, or cost-per acquisition basis, which are typically billed monthly. Duration-based campaigns are generally billed prior to campaign launch.
Digital Media.    Our media programs enable advertisers and retailers to distribute digital media to promote their brands and products on our retailer's websites, and mobile applications, and through a network of affiliate publishers and non-publisher third parties that display our media offerings on their websites or mobile applications. Pricing for media campaigns is usually determined on a cost-per-impression, cost-per-click or cost-per-acquisition basis. The Company recognizes revenue each time a digital media ad is displayed or each time a user clicks on the media ad displayed on the Company’s websites, mobile applications or on third-party websites. Changes to the way we process and deliver media or changes in our arrangements with retailers or partners, including whether we are acting as the retailers' agent, could affect whether revenue is recognized on a gross or net basis.
Digital Promotions.    Our digital promotions programs typically include both promotion set up fees and promotion campaign fees. Promotion setup fees relates to the creation of digital promotions and setup of the underlying campaign on our proprietary platforms for tracking of related clicks. We recognize revenues related to promotion setup fees over time, proportionally, on a per click basis, using the number of authorized clicks per insertion order, commencing on the date of the first click. A click refers to the consumers action of activating a digital promotion through our proprietary technology platforms by either saving it to a retailer's loyalty account for automatic digital redemption, or by printing it for physical redemption at a retailer. Promotion campaign fees are usually determined on a per click basis. We typically recognize revenues for digital promotion campaign fees as clicks occur. Changes to the way we process and deliver promotions or changes in our arrangements with retailers or partners, including whether we are acting as the retailers' agent, could affect whether revenue is recognized on a gross or net basis.
National Promotions. Our digital promotions also include our national promotions business which are non-retailer specific. Historically, offerings have been sold on a cost-per-click basis. Beginning the first quarter of 2021, we introduced a new offering, Duration-Based National Promotions Solution. This offering provides advertisers access to our proprietary platforms for a specific period of time (the campaign period) in exchange for a fixed fee. We provide a single service of making the advertiser's promotions available for use on our network each day during the campaign period, which generally is between seven and twenty-eight days. The performance obligation is satisfied over time, therefore we recognize revenue ratably over the campaign period.
Shopper Promotions and Media. Our media and promotions programs include shopper campaigns which are retailer-specific. Historically, we recognize revenue for shopper campaign fees as clicks occur. In the fourth quarter of 2021, we introduced a new shopper arrangement whereby retailers pay us for the use of our platforms to sell shopper campaigns to advertisers on behalf of the retailers. We have determined that we are an agent in these arrangements as the retailer is the customer, the retailer controls the delivery of shopper promotion and media programs on our website, and sets the pricing. Our obligation in these arrangements is to provide use of our platforms to the retailers. The retailer determines how shopper promotions and media programs are executed through our platforms; therefore, we recognize revenue on a net basis under these arrangements. Revenue under these arrangements was not significant during 2021, however, we expect revenue for these arrangements to increase during 2022.
Cost of Revenues
Cost of revenues includes the costs resulting from distribution fees or revenue share. If we deliver a digital promotion or media on a retailer’s website or mobile applications, or through its loyalty program, or through the website or mobile applications of a publisher, we generally pay a distribution fee or revenue share to the retailers or publisher which is included in our cost of revenues. These costs are expensed as incurred. We generally do not pay a distribution fee for a coupon, rebate or code which is offered through the website of the advertiser or retailer that is offering the coupon, rebate or coupon code. From time to time, we have entered into arrangements pursuant to which we have agreed to the payment of minimum distribution or other service fees that are included in our cost of revenues.
Cost of revenues also includes personnel compensation costs; depreciation and amortization expense of equipment; software and acquired intangible assets associated with revenue producing technologies; amortization of certain exclusivity rights acquired under strategic partnerships; data center costs; third-party service fees including traffic acquisition costs which consists of payments related to delivering campaigns on certain networks; and purchase of third-party data. Personnel costs related to costs of revenues include salaries, bonuses, stock-based compensation and employee benefits. These costs are primarily attributable to individuals maintaining our data centers and members of our network operations group which initiates, sets up and delivers digital promotion and media campaigns. We capitalize costs related to software that is developed or obtained for internal use. Costs incurred in connection with internal software development for revenue-producing technologies are capitalized and are amortized in cost of revenues over the internal use software’s useful life. The amortization of these costs begins when the internally developed software is ready for its intended use.
Operating Expenses
We classify our operating expenses primarily into three categories: sales and marketing, research and development, and general and administrative. Our operating expenses consist primarily of personnel compensation costs and, to a lesser extent, professional fees and facilities expense. Personnel costs for each category of operating expenses generally include salaries, bonuses, stock-based compensation, and employee benefits.

Sales and marketing.    Our sales and marketing expenses consist primarily of personnel compensation costs (including salaries and benefits, sales commissions, and stock-based compensation) provided to our sales and marketing personnel. Sales and marketing expenses also include facility costs and other related overhead costs; marketing programs; amortization of acquired intangible assets; travel costs; and trade show expenses. We expect to continue to invest in sales and marketing in order to support our growth and business objectives, while also continuing to optimize our investment in promotional and advertising activities.
Research and development.    Our research and development expenses consist primarily of personnel compensation costs (including salaries and benefits, bonuses and stock-based compensation) provided to our engineering personnel; facility costs and other related overhead costs; costs related to the development of new products and the enhancement of existing products; fees for design, testing and consulting activities; and other related services.
We believe that continued investment in technology, as well as business process and automation, is critical to attaining our strategic objectives, and we intend to balance our investment in research and development with our continued operational and cost optimization efforts. We intend to continue to expand our tools and products that will enable our business to scale and provide more offering to our customers.
General and administrative.    Our general and administrative expenses consist primarily of personnel compensation costs (including salaries and benefits, bonuses and stock-based compensation) provided to our executives, finance, legal, human resource, and administrative personnel; facility costs and other related overhead costs; fees paid for professional services including legal, tax, accounting services; and other related expenses.
We expect general and administrative expenses to remain relatively consistent in future periods as we balance our investment in corporate infrastructure with our continued operational and cost optimization efforts.
Change in fair value of contingent consideration.    The change in fair value of contingent consideration is due to the re-measurement of contingent consideration liabilities resulting from acquisitions based on the expected achievement of certain financial metrics over each acquisition’s respective contingent consideration period.
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
Provision for Income Taxes
We recorded a provision for income taxes of $3.6 million, $0.7 million, and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The provision for income taxes for the year ended December 31, 2021 was primarily due to increased earnings in foreign jurisdictions.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented.

	Year Ended December 31,
	2021		2020		2019
	(in thousands, except percentages)
Revenues	$521,494	100.0%	$445,887	100.0%	$436,160	100.0%
Cost of revenues	332,672	63.8%	277,914	62.3%	263,606	60.4%
Gross margin	188,822	36.2%	167,973	37.7%	172,554	39.6%
Operating expenses:
Sales and marketing	112,263	21.5%	104,527	23.4%	101,244	23.2%
Research and development	44,941	8.6%	40,316	9.0%	39,076	9.0%
General and administrative	56,776	10.9%	54,177	12.2%	58,328	13.4%
Change in fair value of contingent consideration	1,392	0.3%	20,234	4.5%	1,571	0.4%
Total operating expenses	215,372	41.3%	219,254	49.2%	200,219	46.0%
Loss from operations	(26,550)	(5.1)%	(51,281)	(11.5)%	(27,665)	(6.3)%
Interest expense	(15,177)	(2.9)%	(14,521)	(3.3)%	(13,955)	(3.2)%
Other income (expense), net	(210)	—%	1,140	0.3%	5,223	1.2%
Loss before income taxes	(41,937)	(8.0)%	(64,662)	(14.5)%	(36,397)	(8.3)%
Provision for income taxes	3,631	0.7%	719	0.2%	660	0.2%
Net loss	$(45,568)	(8.7)%	$(65,381)	(14.7)%	$(37,057)	(8.5)%
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by type of services. The majority of the Company’s revenue is generated from sales within the United States.

	Year Ended December 31,			2020 to 2021		2019 to 2020
(in thousands, except percentages)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Promotion	$252,831	$237,385	$246,479	$15,446	7%	$(9,094)	(4)%
Media	268,663	208,502	189,681	60,161	29%	18,821	10%
Total revenue	$521,494	$445,887	$436,160	$75,607	17%	$9,727	2%
Revenues

	Year Ended December 31,			2020 to 2021		2019 to 2020
(in thousands, except percentages)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Revenues	$521,494	$445,887	$436,160	$75,607	17%	$9,727	2%
Revenues increased by $75.6 million, or 17%, during the year ended December 31, 2021, as compared to 2020. The increase was primarily due the growth in 2021 of retailer programs driving more advertising spend on our platform which increased media revenue, and an increase in promotion revenue as brands ramp spend on our platforms. The higher growth in media revenues in 2021 has been primarily due to retailer programs that drive more brand spending through Quotient's RPM platform. These retailer programs incentivize advertisers to invest in marketing programs that target the retailer’s shoppers to increase sales and generate more distribution fees payments to our retailer partners. During 2021, revenues from digital promotion and media campaigns were 48% and 52% of total revenues, respectively, as compared to 53% and 47% of total revenues, respectively, for 2020.

Cost of Revenues and Gross Profit

	Year Ended December 31,			2020 to 2021		2019 to 2020
(in thousands, except percentages)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Cost of revenues	$332,672	$277,914	$263,606	$54,758	20%	$14,308	5%
Gross profit	$188,822	$167,973	$172,554	$20,849	12%	$(4,581)	(3)%
Gross margin	36%	38%	40%
Cost of revenues for the year ended December 31, 2021 increased by $54.8 million, or 20%, as compared to the same period in 2020. The increase was primarily due to a net increase of $57.6 million in distribution fees paid to our retailer partners for media and promotion campaigns delivered through our platforms, offset by a decrease in data and media acquisition costs for offsite media on non-owned-and-operated properties; a charge of $9.1 million related to the impairment of certain intangible assets due to circumstances surrounding the termination of our partnership with Albertsons; an increase in compensation costs of $3.5 million; an increase in overhead expenses of $0.3 million related to facilities and infrastructure support; and an increase in restructuring charges of $0.2 million related to severance for impacted employees. The collective impact of these factors was partially offset by a decrease in amortization expense of $7.0 million related to acquired intangible assets and the benefit of the non-recurring settlement charge of $8.9 million recorded in the prior year related to a contract dispute with Albertsons associated with a guaranteed distribution fee arrangement.
Gross margin for the year ended December 31, 2021 decreased to 36% from 38%, as compared to the same period in 2020. The decrease was primarily due to a charge related to the impairment of certain intangible assets as well as the shift in our product mix towards more media revenues, which have higher cost of sales due to media acquisition costs and distribution fees and which increased as a percentage of our total revenue as compared to our promotion revenue. This was partially offset by a higher proportion of revenue recognized on a net basis.
We expect the cost of revenues during fiscal 2022 to decline, in absolute dollars, as we expect a higher proportion of our revenue to be recognized on a net basis. We recognize revenue on a net basis for arrangements when we are act as an agent and do not control the service provided by the retailer or the price charged by the partner. CPGs and retailers are responsible for the determination of where a campaign is delivered and retailers are responsible for providing the underlying services.
Sales and Marketing

	Year Ended December 31,			2020 to 2021		2019 to 2020
(in thousands, except percentages)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Sales and marketing	$112,263	$104,527	$101,244	$7,736	7%	$3,283	3%
Percent of revenues	22%	23%	23%
Sales and marketing expenses increased by $7.7 million, or 7%, during the year ended December 31, 2021 as compared to the same period in 2020. The increase was primarily the result of an increase in compensation costs of $11.1 million related to hiring additional employees to support our growth and business objectives; an increase in restructuring charges of $0.9 million related to severance for impacted employees; and an increase in intangible asset amortization expense of $1.3 million. The collective impact of these factors was partially offset by reduced spending in travel, entertainment, and other costs of $5.6 million.
We expect sales and marketing expenses, as a percentage of revenue, to increase as we plan to continue to invest in sales and marketing in order to support our growth and business objectives.
Research and Development

	Year Ended December 31,			2020 to 2021		2019 to 2020
(in thousands, except percentages)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Research and development	$44,941	$40,316	$39,076	$4,625	11%	$1,240	3%
Percent of revenues	9%	9%	9%

Research and development expenses increased by $4.6 million, or 11%, during the year ended December 31, 2021, as compared to the same period in 2020. The increase was primarily due to an increase in compensation costs of $5.6 million related to hiring additional employees to support our growth and business objectives and an increase in restructuring charges of $0.3 million related to severance for impacted employees. The collective impact of these factors was partially offset by a net increase in capitalization of internal use software development costs of $1.3 million.
During the year ended December 31, 2021, we capitalized internal use software development costs of $7.0 million, as compared to $5.7 million during the year ended December 31, 2020.
We believe that continued investment in technology is critical to attaining our strategic objectives, and we intend to balance our investment in research and development with our continued operational and cost optimization efforts. However, we expect research and development expenses, in absolute dollars, to decline in future periods as we consolidate our engineering function to drive efficiencies. Over the long term, we plan to continue to expand our tools and products that will enable our business to scale and provide more offerings to our customers.
General and Administrative

	Year Ended December 31,			2020 to 2021		2019 to 2020
(in thousands, except percentages)	2021	2020	2019	$ Change	% Change	$ Change	% Change
General and administrative	$56,776	$54,177	$58,328	$2,599	5%	$(4,151)	(7)%
Percent of revenues	11%	12%	13%
General and administrative expenses increased by $2.6 million, or 5%, during the year ended December 31, 2021, as compared to the same period in 2020. The increase was primarily due to an increase in professional service fees of $5.3 million, including higher legal fees due to litigation matters, partially offset by a decrease in compensation costs of $1.2 million, a decrease in other administrative expenses of $1.1 million, a decrease in acquisition related charges of $0.3 million, and a decrease in restructuring charges of $0.1 million.
We expect general and administrative expenses, in absolute dollars, to remain relatively consistent in future periods as we balance our investment in corporate infrastructure with our continued operational and cost optimization efforts.
Change in Fair Value of Contingent Consideration

	Year Ended December 31,			2020 to 2021		2019 to 2020
(in thousands, except percentages)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Change in fair value of contingent consideration	$1,392	$20,234	$1,571	$(18,842)	(93)%	$18,663	1,188%
During the year ended December 31, 2021, we recorded a net charge of $1.4 million related to the re-measurement of contingent consideration associated with both Ubimo and Elevaate, due to the increase in expected achievement of certain financial metrics over the contingent consideration period, as discussed in Note 3 (Fair Value Measurements) to our Consolidated Financial Statements.

Interest Expense and Other Income (Expense), Net

	Year Ended December 31,			2020 to 2021		2019 to 2020
(in thousands, except percentages)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Interest expense	$(15,177)	$(14,521)	$(13,955)	$(656)	5%	$(566)	4%
Other income (expense), net	(210)	1,140	5,223	(1,350)	(118)%	(4,083)	(78)%
	$(15,387)	$(13,381)	$(8,732)	$(2,006)	15%	$(4,649)	53%
Interest expense is related to the convertible senior notes, promissory note and finance lease obligations.
Other income (expense), net consists primarily of interest income on U.S. Treasury Bills held as cash equivalents. The decrease in other income (expense), net during the year ended December 31, 2021, as compared to the same period in 2020, was due to lower interest income earned on U.S. Treasury Bills held as cash equivalents, net of the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.
Provision for Income Taxes

	Year Ended December 31,			2020 to 2021		2019 to 2020
(in thousands, except percentages)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Provision for income taxes	$3,631	$719	$660	$2,912	405%	$59	9%
The provision for income taxes of $3.6 million for the year ended December 31, 2021 was primarily due to increased earnings in foreign jurisdictions.
Liquidity and Capital Resources
We have financed our operations and capital expenditures primarily through cash flows from operation as well as from the proceeds from the issuance of convertible senior notes in 2017. As of December 31, 2021, our principal source of liquidity was cash and cash equivalents of $237.4 million, which were held for working capital purposes. Our cash equivalents are comprised primarily of money market funds.
We have incurred and expect to continue to incur legal, accounting, regulatory compliance and other costs in future periods as we continue to invest in corporate infrastructure and in connection with litigation matters. In addition, we may use cash to fund acquisitions or invest in other businesses, or incur capital expenditures including leasehold improvements or technology development activities. We intend to continue to manage our operating expenses in line with our existing cash and available financial resources, and we anticipate we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth to fund our operating expenses.
Our Board of Directors previously approved programs for us to repurchase shares of our common stock. In February 2021, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022 (the "February 2021 Program"). Under the February 2021 Program, stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The February 2021 Program provides that the Company may suspend, modify or terminate the February 2021 Program at any time without prior notice. During the year ended December 31, 2021, the Company did not repurchase any shares of its common stock, nor did the Company repurchase any of its common stock thereafter. The Company terminated the February 2021 Program prior to its expiration.
Some of our agreements with retailers include an upfront payment for exclusive service rights for the term of the agreement. These payments are generally recognized as an expense or contra-revenue over the term of the exclusive right benefit. We expect payments related to exclusive service rights to total approximately $8.0 million over the next fiscal quarter.

In addition, some of our agreements with retailers include certain guaranteed distribution fees which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer related to the retailer's marketing efforts to promote the digital platform, and revenues and associated revenue share payments for the particular retailer relationship that were projected. For example, in 2020 the Company's efforts to implement, with Albertsons, one of our solutions resulted in multiple disputes being raised by each of the parties against the other, one of which disputes resulted in the Company not being able to meet the contractual minimum at the end of the applicable period under the agreement. In order to resolve certain of the disputes regarding the parties' respective obligations, we recognized a loss of $8.8 million during the year ended December 31, 2020. This loss was included in cost of revenues on our consolidated statements of operations. During the second quarter of 2021, the Company notified Albertsons that, due to Albertsons' failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the period that ended in October 2021. In connection with renewal discussions between the parties, we received a letter in October 2021 from Albertsons notifying us of their intent to early terminate our agreement related to the delivery of promotions and media campaigns, effective December 31, 2021. We informed Albertsons that we disputed their right to terminate the agreement prior to March 31, 2022. The parties are currently in litigation. If the contractual minimum applicable to the period that ended in October 2021 is enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.5 million.
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
In November 2021, we entered into a Loan, Guaranty, and Security Agreement (the "ABL Credit Agreement") which provides for an asset-backed revolving credit facility in the aggregate amount of $100.0 million and a sublimit for letters of credit of $10.0 million (the "ABL Facility"). The ABL Facility matures on November 17, 2026 with a springing maturity 91 days prior to the maturity of the notes under certain circumstances.
We did not have any off-balance sheet arrangements as of December 31, 2021.
We believe our existing cash, cash equivalents, cash flow from operations, and access to financing sources, including our ABL facility, will be sufficient to meet our scheduled debt repayment obligations, working capital and capital expenditure needs for the next 12 months and beyond. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. During this period of uncertainty and volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity. See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.
Our material cash requirements from known contractual and other obligations primarily relate to our purchase obligations, debt, and lease obligations. Expected timing of those payments are as follows (in thousands):

	Total	Next 12 Months	Beyond 12 Months
Debt (1)	$203,208	$203,208	$—
Operating leases (2)	31,838	4,907	26,931
Purchase obligations (3)	24,574	11,214	13,360
Total	$259,620	$219,329	$40,291
(1) Represents aggregate principal amount and estimated interest obligation of the convertible senior notes due 2022, without the effect of associated discounts. See Note 9 Debt Obligations in the accompanying notes to our consolidated financial statements for further details.

(2) We have various lease office facilities, including our corporate headquarters in Salt Lake City, Utah, and various sales offices under operating lease agreements that expire on various dates through and including January 2031.
(3) We have an unconditional purchase commitment through 2034 in the amount of $5.4 million for marketing arrangements relating to the purchase of a 20-year suite license for a professional sports team which we use for sales and marketing purposes. We have unconditional purchase commitments, primarily related to distribution fees, ongoing software license fees and marketing services collectively totaling $11.2 million. We also have expected payments related to exclusive service rights of $8.0 million.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash flows provided by operating activities	$26,010	$26,465	$31,818
Cash flows used in investing activities	(14,720)	(11,369)	(16,824)
Cash flows provided by (used in) financing activities	3,309	(17,174)	(92,235)
Effects of exchange rates on cash	66	66	(23)
Net increase (decrease) in cash and cash equivalents	$14,665	$(2,012)	$(77,264)

Operating Activities
Cash provided by operating activities is a result of our net income or loss for the period, adjusted for net non-cash income or expenses and changes in our operating assets and liabilities.
During 2021, net cash provided by operating activities of $26.0 million reflected our net loss of $45.6 million, adjusted for net non-cash expenses of $80.5 million and cash used as a result of changes in working capital of $8.9 million. Non-cash expenses included depreciation and amortization; stock-based compensation; amortization of debt discount and issuance costs; allowance for credit losses; deferred income taxes; change in fair value of contingent consideration; impairment of certain intangible assets; and other non-cash expenses including amortization of right-of-use asset, amortization of deferred cost and loss on disposal of property and equipment. The primary sources of cash from working capital items included an increase in accounts payable and other liabilities of $27.6 million due to timing of services and payments, an increase in deferred revenues of $14.7 million due to higher billings for campaigns, and an increase in accrued compensation of $6.1 million related to bonuses and compensation. The collective impact of these factors was partially offset by an increase in accounts receivable of $40.1 million due to timing of invoicing and collections, an increase in prepaid expenses and other assets of $14.3 million primarily for deferred cost related to a retailer agreement, and an Elevaate contingent consideration payment of $2.9 million related to the changes in fair value over the contingent consideration period.
Investing Activities
Purchases of property and equipment may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount, and the development activities related to our future offerings. We expect to continue to invest in property and equipment, and in the further development and enhancement of our software platforms for the foreseeable future. In addition, from time to time, we may consider potential acquisitions that would complement our existing offerings, enhance our technical capabilities, or expand our marketing and sales presence. Any such future transaction could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders.
During 2021, net cash used in investing activities of $14.7 million reflected purchase of property and equipment, which includes capitalized software development costs, and technology hardware and software to support our growth.
Financing Activities

Our financing activities have consisted primarily of payments made for shares withheld to cover payroll withholding taxes and the issuance of shares of common stock upon the exercise of stock options.
During 2021, net cash provided by financing activities of $3.3 million reflected $16.2 million of proceeds received from exercises of stock options under equity incentive plans, as well as proceeds from purchases of shares pursuant to the Employee Stock Purchase Plan (ESPP). These items were partially offset by payments made for shares withheld to cover the required payroll withholding taxes of $6.3 million, Elevaate contingent consideration payments of $6.1 million (initially measured and included as part of purchase consideration on the date of acquisition), and payments on promissory note and finance lease obligations of $0.5 million.
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
We believe that the assumptions and estimates associated with revenue recognition and goodwill and intangible assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see the notes to our consolidated financial statements.
Revenue Recognition
We primarily generate revenue by providing digital media and promotions solutions to our customers and partners. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
In the normal course of business and through our distribution network, we deliver digital media and promotions on retailers’ websites through retailers’ loyalty programs, and on the websites of digital publishers. In these situations, we evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). We typically report digital promotion and media advertising revenues for campaigns placed on third-party owned properties on a gross basis; that is, the amounts billed to our customers are recorded as revenues, and distribution fees paid to retailers or digital publishers are recorded as cost of revenues. We are the principal because we control the digital promotion and media advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the digital coupon and media advertising inventory, by being primarily responsible to our customers, by having discretion in establishing pricing for the delivery of the digital coupons and media, or by a combination of these factors.
In other cases (e.g., sponsored search and DOOH offerings), we report revenues on a net basis, that is, the costs for digital advertising inventory and third-party data paid to suppliers are deducted from gross revenues to arrive at net revenues. Our performance obligation in these arrangements is to provide the use of our platforms that enables customers to bid on real-time digital advertising inventory, use of data and other add-on features in designing and executing our campaigns. We charge our customers a platform fee based on a percentage of the digital advertising inventory and data costs purchased through the use of our platforms. We have determined that we are an agent in these arrangements because we do not have control of the digital advertising inventory before it is transferred to the customer and do not set prices. The revenue we recognized on a net basis was not significant during 2021, 2020 or 2019.
Additionally, during the fourth quarter of 2021, we introduced retailer-specific promotion or media campaigns (also known as shopper campaigns). We have determined that we are an agent in these arrangements as the retailer is the customer, the retailer controls the delivery of shopper promotion and media programs on its website and sets the pricing. Our obligation in these arrangements is to provide use of our platforms to the retailers. The retailer determines how shopper promotions and media programs are executed through our platform. Under these arrangements, we report revenue on a net basis.

Goodwill and Intangible Assets
Goodwill
Goodwill is tested for impairment at least annually, and more frequently upon the occurrence of certain events that may indicate that the carrying value of goodwill may not be recoverable. Events or circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or in legal factors; an adverse action or assessment by a regulator; a loss of key personnel; significant changes in our use of the acquired assets or the strategy for our overall business; significant negative industry or economic trends; significant underperformance relative to operating performance indicators; downward revisions to internal forecasts; a significant decline in market capitalization; and significant changes in competition. We operate in a single reporting unit, and we typically complete our annual impairment test during the fourth quarter of each year.
In connection with renewal discussions between the parties, we received a letter in October 2021 from Albertsons notifying us of its intent to early terminate the agreement between the parties related to the delivery of promotions and media campaigns, effective December 31, 2021. We informed Albertsons that we disputed Albertsons' right to terminate the agreement prior to March 31, 2022. The parties are currently in litigation. Due to circumstances surrounding the termination of our partnership with Albertsons, we determined a triggering event had occurred during the third quarter of 2021 that required an interim impairment assessment for our goodwill reporting unit and intangible assets and other long-lived assets.
In performing our qualitative interim impairment assessment during the third quarter of 2021, we considered (i) the results of our impairment testing from the most recent testing date, which was in the fourth quarter of 2020 (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts, (iii) trends in market multiples and (iv) declines in market capitalization. The interim test resulted in our determination that the fair values of our reporting unit exceeded its carrying value and, therefore our goodwill was not impaired.
In the fourth quarter of 2021, we performed our annual impairment test and based on the results of our assessment, we determined that the fair value of the reporting unit exceeded its carrying value and, therefore, our goodwill was not impaired. There were no changes in the carrying value of goodwill and as of December 31, 2021 and 2020, goodwill was $128.4 million. There was no impairment of goodwill for the years ended December 31, 2021, 2020 and 2019. We will continue to monitor the operating results, cash forecasts and challenges from declines in current business and market conditions, as well as impacts of COVID-19 for our reporting unit.
Intangible Assets
Intangible assets with a finite life are amortized over their estimated useful lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of intangible assets may not be recoverable.
We evaluate the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if a write-down to a new depreciable basis is required. If required, an impairment charge is recorded based on an estimate of future discounted cash flows.
We evaluate our intangible assets for potential impairment indicators at least quarterly and more frequently upon the occurrence of events that could impact prior conclusions. Judgment regarding the existence of impairment indicators is based on market conditions as well as the operational performance of our businesses. Additionally, future events could cause us to conclude that impairment indicators exist and that therefore, long-lived assets could be impaired.
We consider the following to be some examples of indicators that may trigger an impairment review: (i) actual undiscounted cash flows significantly below historical or projected future undiscounted cash flows for the associated assets; (ii) significant changes in the manner or use of the assets, or in our overall strategy with respect to the manner or use of the acquired assets or changes in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) a significant decline in our stock price for a sustained period of time.

Once we determine that a potential impairment indicator exists, we perform the test for recoverability by comparing the estimated future undiscounted cash flows associated with the intangible assets with the intangible asset’s carrying amount. Where the carrying value of the intangible asset exceeds the future undiscounted cash flows associated with the intangible assets, a determination is made that the value of those intangible assets cannot be recovered. For an intangible asset failing the recoverability test, an impairment charge is recorded for the difference between the carrying value and the estimated fair value.
As a result of performing our interim intangibles impairment assessment due to the triggering event noted above, we recorded an intangible asset impairment charge of $2.6 million and $6.5 million during the second and third quarter of 2021, respectively, related to promotion service rights, media service rights, and data access rights. The impairment charges were recorded within cost of revenues, on the consolidated statements of operations.
In the fourth quarter of 2021, we performed an updated impairment assessment analysis and determined that impairment did not exist.
The key assumptions used in our estimates of projected cash flow associated with our intangible assets deal largely with forecasts of sales levels, gross margins, and operating costs. These forecasts are typically based on historical trends and take into account recent developments as well as our plans and intentions. Any material change in our assumptions could significantly impact projected future cash flows associated with the intangible assets, and these factors are considered in evaluating impairment. Other factors, such as increased competition or a decrease in the desirability of our products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant decrease in cash flows in the future could result in an impairment of long-lived assets. We will continue to monitor the operating results, cash flow forecasts and challenges from declines in current market conditions, as well as circumstances relating to the termination of our partnership with Albertsons and the impacts of COVID-19, for the possible additional impairment of these intangible assets.
Recently Issued Accounting Pronouncements
See Part II, Item 8, Consolidated Financial Statements and Supplementary Data, and Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the actual and expected dates of adoption and estimated effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate risk, foreign exchange risks and inflation risk. We do not hold or issue financial instruments for trading purposes.
Interest Rate Fluctuation Risk
Our cash and cash equivalents consist of cash, money market funds, and U.S. Treasury Bills. Our borrowings under finance lease obligations are generally at fixed interest rates.
The primary objective of our investment activities is to preserve principal, while also maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
Market Risk and Market Interest Risk
In November 2017, we issued $200.0 million aggregate principal amount of 1.75% convertible senior notes due 2022. The fair value of our convertible senior notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the convertible senior notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our convertible senior notes, but those factors do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
Foreign Currency Exchange Risk
We have limited foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, the foreign currencies being principally the British Pound Sterling and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in (i) our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, and (ii) trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe such fluctuations will not have a material impact on our results of operations. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. Although we may in the future, at this time we do not enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 8.    Financial Statements and Supplementary Data.
Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Quotient Technology Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Quotient Technology Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Quotient Technology Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Quotient Technology Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Quotient Technology Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Jose, California
March 1, 2022

QUOTIENT TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$237,417	$222,752
Accounts receivable, net of allowance for credit losses of $2,500 and $2,070 at December 31, 2021 and 2020, respectively	177,216	137,649
Prepaid expenses and other current assets	19,312	18,547
Total current assets	433,945	378,948
Property and equipment, net	22,660	17,268
Operating lease right-of-use assets	23,874	16,222
Intangible assets, net	13,003	44,898
Goodwill	128,427	128,427
Other assets	13,571	1,029
Total assets	$635,480	$586,792
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,021	$15,959
Accrued compensation and benefits	20,223	14,368
Other current liabilities	95,279	70,620
Deferred revenues	26,778	12,027
Contingent consideration related to acquisitions	22,275	8,524
Convertible senior notes, net	188,786	—
Total current liabilities	371,362	121,498
Operating lease liabilities	26,903	15,956
Other non-current liabilities	522	2,358
Contingent consideration related to acquisitions	—	20,930
Convertible senior notes, net	—	177,168
Deferred tax liabilities	1,991	1,853
Total liabilities	400,778	339,763
Commitments and contingencies (Note 15)	—	—
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized; 250,000 shares designated as Series A Junior Participating Preferred Stock; and no shares issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 94,779,442 and 91,743,302 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	1
Additional paid-in capital	731,672	698,333
Accumulated other comprehensive loss	(1,099)	(1,001)
Accumulated deficit	(495,872)	(450,304)
Total stockholders’ equity	234,702	247,029
Total liabilities and stockholders’ equity	$635,480	$586,792

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$521,494	$445,887	$436,160
Cost of revenues	332,672	277,914	263,606
Gross margin	188,822	167,973	172,554
Operating expenses:
Sales and marketing	112,263	104,527	101,244
Research and development	44,941	40,316	39,076
General and administrative	56,776	54,177	58,328
Change in fair value of contingent consideration	1,392	20,234	1,571
Total operating expenses	215,372	219,254	200,219
Loss from operations	(26,550)	(51,281)	(27,665)
Interest expense	(15,177)	(14,521)	(13,955)
Other income (expense), net	(210)	1,140	5,223
Loss before income taxes	(41,937)	(64,662)	(36,397)
Provision for income taxes	3,631	719	660
Net loss	$(45,568)	$(65,381)	$(37,057)

Net loss per share, basic and diluted	$(0.49)	$(0.72)	$(0.41)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	93,686	90,412	91,163

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(45,568)	$(65,381)	$(37,057)
Other comprehensive income (loss):
Foreign currency translation adjustments	(98)	(85)	(72)
Comprehensive loss	$(45,666)	$(65,466)	$(37,129)

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	94,995,211	$1	$703,023	—	$—	$(844)	$(322,093)	$380,087
Exercise of employee stock options	433,762	—	2,337	—	—	—	—	2,337
Vesting of restricted stock units	2,735,184	—	—	—	—	—	—	—
Issuance of common stock, stock purchase plan	300,949	—	2,680	—	—	—	—	2,680
Payments for taxes related to net share settlement of equity awards	(1,004,914)	—	(9,838)	—	—	—	—	(9,838)
Repurchases of common stock	(8,088,993)	—	—	8,088,993	(85,539)	—	—	(85,539)
Retirement of treasury stock	—	—	(59,766)	(8,088,993)	85,539	—	(25,773)	—
Stock-based compensation	—	—	32,624	—	—	—	—	32,624
Other comprehensive loss	—	—	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	—	—	(37,057)	(37,057)
Balance as of December 31, 2019	89,371,199	$1	$671,060	—	$—	$(916)	$(384,923)	$285,222
Exercise of employee stock options	331,007	—	2,714	—	—	—	—	2,714
Vesting of restricted stock units	2,293,593	—	—	—	—	—	—	—
Issuance of common stock for services provided	117,210	—	689	—	—	—	—	689
Issuance of common stock, stock purchase plan	474,178	—	2,289	—	—	—	—	2,289
Payments for taxes related to net share settlement of equity awards	(843,885)	—	(7,203)	—	—	—	—	(7,203)
Stock-based compensation	—	—	28,784	—	—	—	—	28,784
Other comprehensive loss	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	—	(65,381)	(65,381)
Balance as of December 31, 2020	91,743,302	$1	$698,333	—	$—	$(1,001)	$(450,304)	$247,029
Exercise of employee stock options	1,245,453	—	13,199	—	—	—	—	13,199
Vesting of restricted stock units	1,904,217	—	—	—	—	—	—	—
Issuance of common stock for services provided	35,535	—	223	—	—	—	—	223
Issuance of common stock, stock purchase plan	477,283	—	3,020	—	—	—	—	3,020
Payments for taxes related to net share settlement of equity awards	(626,348)	—	(6,333)	—	—	—	—	(6,333)
Stock-based compensation	—	—	23,230	—	—	—	—	23,230
Other comprehensive loss	—	—	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	—	—	(45,568)	(45,568)
Balance as of December 31, 2021	94,779,442	$1	$731,672	—	$—	$(1,099)	$(495,872)	$234,702

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(45,568)	$(65,381)	$(37,057)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,464	36,352	31,437
Stock-based compensation	22,812	28,371	32,137
Amortization of debt discount and issuance cost	11,618	11,011	10,438
Impairment of intangible assets	9,086	—	—
Allowance for credit losses	568	888	1,227
Deferred income taxes	138	719	660
Change in fair value of contingent consideration	1,392	20,234	1,571
Impairment of capitalized software development costs	—	—	3,579
Other non-cash expenses	5,465	3,275	2,392
Changes in operating assets and liabilities:
Accounts receivable	(40,135)	(13,232)	(7,142)
Prepaid expenses and other assets	(14,326)	3,164	(11,145)
Accounts payable and other liabilities	27,576	15,554	(62)
Payments for contingent consideration and bonuses	(2,901)	(15,418)	—
Accrued compensation and benefits	6,070	(197)	1,567
Deferred revenues	14,751	1,125	2,216
Net cash provided by operating activities	26,010	26,465	31,818

Cash flows from investing activities:
Purchases of property and equipment	(14,720)	(8,351)	(9,021)
Purchases of intangible assets	—	(3,018)	(14,811)
Acquisitions, net of cash acquired	—	—	(13,730)
Proceeds from maturities of short-term investment	—	—	20,738
Net cash used in investing activities	(14,720)	(11,369)	(16,824)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	16,219	5,002	5,017
Payments for taxes related to net share settlement of equity awards	(6,333)	(7,203)	(9,838)
Repurchases and retirement of common stock under share repurchase program	—	—	(87,097)
Principal payments on promissory note and finance lease obligations	(456)	(391)	(317)
Payments of contingent consideration	(6,121)	(14,582)	—
Net cash provided by (used in) financing activities	3,309	(17,174)	(92,235)
Effect of exchange rates on cash and cash equivalents	66	66	(23)
Net increase (decrease) in cash and cash equivalents	14,665	(2,012)	(77,264)
Cash and cash equivalents at beginning of period	222,752	224,764	302,028
Cash and cash equivalents at end of period	$237,417	$222,752	$224,764

Supplemental disclosures of cash flow information
Cash paid for income taxes	$287	$220	$352
Cash paid for interest	$3,533	$3,510	$3,517
Supplemental disclosures of noncash investing and financing activities
Intangible asset acquisitions not yet paid	$—	$1,250	$1,000
Fixed asset purchases not yet paid	$20	$1,757	$783
Computer equipment acquired under promissory note	$—	$1,107	$—

See Accompanying Notes to Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
Notes to Consolidated Financial Statements

1. Background
Description of Business
Quotient Technology Inc. (together with its subsidiaries, the “Company”), is an industry leading digital media and promotions technology company that powers cohesive omnichannel brand-building and sales-driving marketing campaigns for advertisers and retailers to influence purchasing decisions throughout a shopper's path to purchase. These marketing campaigns are planned, delivered and measured using our technology platforms and data analytics tools. The Company's network includes the digital properties of retail partners and advertiser customers (also known as consumer packaged goods "(CPGs") manufacturers or brands), social media platforms, its consumer brand Coupons.com and digital out-of-home ("DOOH") properties. This network provides the Company with proprietary and licensed data, including retailers’ in-store point-of-sale ("POS") shopper data, purchase intent and online behavior, and location intelligence. With such data powering its platforms, customers and partners use Quotient to leverage consumer data and insights, engage consumers via digital channels, and integrate marketing and merchandising programs to drive measurable sales results and consumer engagement.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, coupon code sales return reserve, useful lives of intangible assets, estimates related to recoverability of long-lived assets and goodwill, stock-based compensation, measurement of contingent consideration, restructuring accruals, legal contingencies, deferred income tax assets and associated valuation allowances and distribution fee commitments. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying consolidated financial statements.
The COVID-19 pandemic has created and may continue to create uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s advertising business, and adversely impact the Company’s results of operations, even in light of ongoing vaccination efforts. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. The Company’s estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.
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
Goodwill and Intangible Assets
Intangible assets with a finite life are amortized over their estimated useful lives. Goodwill is not subject to amortization but is tested for impairment at least annually, and more frequently upon the occurrence of certain events that may indicate that the carrying value of goodwill may not be recoverable. The Company, which operates in a single reporting unit, completes its annual impairment test during the fourth quarter of each year.
Long-Lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
The Company evaluates intangible assets for potential impairment indicators at least quarterly and more frequently upon the occurrence of events that could impact prior conclusions. Judgment regarding the existence of impairment indicators is based on market conditions as well as the operational performance of its businesses. Additionally, future events could cause the Company to conclude that impairment indicators exist, and therefore long-lived assets could be impaired.
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
The key assumptions used in the Company's estimates of projected cash flow of its intangible assets deal largely with forecasts of sales levels, gross margins, and operating costs. These forecasts are typically based on historical trends and take into account recent developments as well as its plans and intentions. Any material change in the Company's assumptions could significantly impact projected future cash flows of the intangible assets and these factors are considered in evaluating impairment. Other factors, such as increased competition or a decrease in the desirability of our products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant decrease in cash flows in the future could result in an impairment of its intangible assets or long-lived assets.
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
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
The Company provides digital promotions, including digital coupons, and/or media programs to its customers which consist of advertisers, retail partners and advertising agencies whereby it uses its proprietary technology platforms to create, target, deliver and analyze these programs. The Company typically generates revenue from its customers through the use of these programs on a cost-per-click, cost-per-impression or, cost-per-acquisition basis, which are billed monthly. Duration-based campaigns are generally billed prior to campaign launch.
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
During the first quarter of 2021, the Company introduced a new offering, Duration-Based National Promotions Solution, for its National Promotion business. This offering provides advertisers access to the Company’s proprietary platforms for a specific period of time (the campaign period) in exchange for a fixed fee. The Company provides a single service of making the advertiser’s promotions available for use on its network each day during the campaign period, which generally is between seven and twenty-eight days. The performance obligation is satisfied over time, therefore the Company recognizes revenue ratably over the campaign period.
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
Gross versus Net Revenue Reporting
In the normal course of business and through its distribution network, the Company delivers digital media and promotions on retailers’ websites through retailers’ loyalty programs, and on the websites of digital publishers. In these situations, the Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). The Company typically reports digital promotion and media advertising revenues for campaigns placed on third-party owned properties on a gross basis, that is, the amounts billed to its customers are recorded as revenues, and distribution fees paid to retailers or digital publishers are recorded as cost of revenues. The Company is the principal because it controls the digital promotion and media advertising inventory before it is transferred to its customers. The Company’s control is evidenced by its sole ability to monetize the digital coupon and media advertising inventory, being primarily responsible to its customers, having discretion in establishing pricing for the delivery of the digital coupons and media, or a combination of these.
In other cases (e.g., sponsored search and DOOH offerings), the Company reports revenues on a net basis, that is, the costs for digital advertising inventory and third-party data paid to suppliers are deducted from gross revenues to arrive at net revenues. The Company’s performance obligation in these arrangements is to provide the use of its platforms that enables customers to bid on real-time digital advertising inventory, use of data and other add-on features in designing and executing their campaigns. The Company charges its customers a platform fee based on a percentage of the digital advertising inventory and data costs purchased through the use of its platforms. The Company has determined that it’s an agent in these arrangements because it does not have control of the digital advertising inventory before it is transferred to the customer and does not set prices. The Company's revenue recognized on a net basis was not significant during 2021, 2020, or 2019.
Additionally, during the fourth quarter of 2021, the Company introduced retailer-specific promotion or media campaigns (also known as shopper campaigns). The Company has determined that it is an agent in these arrangements as the retailer is the customer, the retailer controls the delivery of shopper promotion and media programs on its website and sets the pricing. The Company’s obligation in these arrangements is to provide use of its platforms to the retailers. The retailer determines how shopper promotions and media programs are executed through the Company’s platforms. Under these arrangements, the Company reports revenue on a net basis.
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
Deferred Revenues
Deferred revenues primarily relate to cash received or billings to customers associated with promotion setup fees, promotion campaign fees and digital media fees that are expected to be recognized upon click, delivery of media impressions, or campaign duration, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for year ended December 31, 2021 is primarily driven by cash payments received or due in advance of satisfying our performance obligations of $53.2 million, partially offset by $38.4 million of recognized revenue.
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

	Year Ended December 31,
	2021	2020	2019
Promotion	$252,831	$237,385	$246,479
Media	268,663	208,502	189,681
Total Revenue	$521,494	$445,887	$436,160
Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue for an amount where it has the right to invoice for services performed.
Cost of Revenues
Cost of revenues consist primarily of distribution fees, personnel costs, depreciation related to data center equipment, and amortization expense related to capitalized internal use software, acquisition related intangible assets and purchased intangible assets, data center costs, third-party service fees including traffic acquisition costs and purchase of third-party data. Distribution fees consist of payments to partners within the Company’s network for their digital coupon publishing services. Personnel costs include salaries, bonuses, stock-based awards and employee benefits, and are primarily attributable to individuals maintaining the Company’s data centers and operations, which initiate, sets up and deliver digital coupon media campaigns.
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
Stock-Based Compensation
The Company accounts for stock-based compensation for all stock-based awards made to employees and directors, including stock options, restricted stock units, performance-based restricted stock units, and employee stock purchase plan using the fair value method. This method requires the Company to measure the stock-based compensation based on the grant-date fair value of the awards and recognize the compensation expense over the requisite service period. The fair values of stock options and shares pursuant to the Employee Stock Purchase Plan (“ESPP”) are estimated at the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected life. The fair values of restricted stock and restricted stock units are determined based upon the fair value of the underlying common stock at the date of grant. The Company performs an analysis quarterly to determine if the stock options or restricted stock awards granted are spring-loaded and therefore require an adjustment to the fair values. The Company expenses stock-based compensation using the straight-line method over the vesting term of all awards except for performance-based restricted stock units, which are expensed using the accelerated attribution method.
Advertising Expense
Advertising costs are expensed when incurred and are included in sales and marketing expense on the accompanying consolidated statements of operations. The Company incurred $1.8 million, $2.0 million and $1.6 million of advertising costs during the years ended December 31, 2021, 2020 and 2019, respectively. Advertising costs consist primarily of online marketing costs, such as advertising on social networking sites, e-mail marketing campaigns, loyalty programs, and affiliate programs.
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
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption had no material impact to the Company’s consolidated financial statements.
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

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$105,004	—	—	$105,004
Total	$105,004	$—	$—	$105,004
Liabilities:
Contingent consideration related to acquisitions	—	—	22,275	22,275
Total	$—	$—	$22,275	$22,275

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$104,964	—	—	$104,964
Total	$104,964	$—	$—	$104,964
Liabilities:
Contingent consideration related to acquisitions	—	—	29,454	29,454
Total	$—	$—	$29,454	$29,454

The valuation technique used to measure the fair value of money market funds and U.S. Treasury Bills includes using quoted prices in active markets. The money market funds have a fixed net asset value (NAV) of $1.0.
The contingent consideration as of December 31, 2021 and 2020 relates to the acquisition of MLW Squared Inc. (“Ahalogy”), Elevaate Ltd. (“Elevaate”) and Ubimo, Ltd. (“Ubimo”). The fair values of contingent consideration are based on the expected achievement of certain financial metrics as defined under the acquisition agreements and was estimated using an option pricing method with significant inputs that are not observable in the market, thus classified as a Level 3 instrument. The inputs included the expected achievement of certain financial metrics over the contingent consideration period, volatility and discount rate. The fair value of the contingent consideration is classified as a liability and is re-measured each reporting period. Refer to Note 6 for further details related to the acquisitions.
The following table represents the change in the contingent consideration (in thousands):

	Ubimo	Elevaate	Ahalogy
	Level 3	Level 3	Level 3	Total
Balance as of December 31, 2018	—	6,121	22,842	28,963
Addition related to acquisition (initial measurement)	5,686	—	—	5,686
Change in fair value during the period	—	(2,587)	4,158	1,571
Balance as of December 31, 2019	5,686	3,534	27,000	36,220
Change in fair value during the period	15,244	4,990	—	20,234
Payments made during the period	—	—	(27,000)	(27,000)
Balance as of December 31, 2020	20,930	8,524	—	29,454
Change in fair value during the period	1,345	47	—	1,392
Payments made during the period	—	(8,571)	—	(8,571)
Balance as of December 31, 2021	$22,275	$—	$—	$22,275
During the years ended December 31, 2021, 2020, and 2019, the Company recorded a charge of $1.4 million, $20.2 million, and $1.6 million, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying consolidated statements of operations.
During the year ended December 31, 2021, the Company paid $8.6 million related to Elevaate's achievement of certain financial metrics subject to contingent consideration during the measurement period ending January 31, 2021. Out of the total consideration paid, $6.1 million was originally measured and recorded on the acquisition date and $2.5 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the consolidated statements of operations. In May 2021, the Company received a letter from certain former shareholders of Elevaate claiming that the Company owes additional contingent consideration. The Company believes that the claim is without merit.
During the year ended December 31, 2020, the Company paid $27.0 million related to Ahalogy’s achievement of financial metrics, and as a result, no liability existed as of December 31, 2020. Out of the total consideration paid, $14.6 million was originally measured and recorded on the acquisition date as part of consideration transferred, and $12.4 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the consolidated statements of operations.
Fair Value Measurements of Other Financial Instruments
As of December 31, 2021 and 2020, the fair value of the 1.75% convertible senior notes due 2022 was $193.8 million and $196.5 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 9 for additional information related to the Company’s convertible debt.

4. Allowance for Credit Losses
The summary of activities in the allowance for credit losses is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$2,070	$2,021	$1,200
Additions related to acquisitions	—	—	377
Provision for expected credit losses	568	888	1,227
Write-offs charged against the allowance	(138)	(839)	(783)
Balance at end of period	$2,500	$2,070	$2,021
5. Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Software	$51,093	$47,357
Computer equipment	23,696	23,912
Leasehold improvements	8,362	6,197
Furniture and fixtures	2,552	2,533
Total	85,703	79,999
Accumulated depreciation and amortization	(68,052)	(65,959)
Projects in process	5,009	3,228
Property and equipment, net	$22,660	$17,268
Depreciation and amortization expense of property and equipment was $7.7 million, $7.2 million and $7.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company capitalized internal use software development costs, which is included in projects in process within "property and equipment, net" on the consolidated balance sheets of $12.0 million, $7.5 million, and $5.8 million during the years ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company had $4.1 million, $3.4 million and $2.5 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense and recorded as cost of revenues. Once the software is placed into service, the asset is included in software within "property and equipment, net". The unamortized capitalized internal use software development costs were $11.6 million and $8.6 million as of December 31, 2021 and 2020, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following (in thousands):

	December 31,
	2021	2020
Bonus	$9,045	$3,150
Commissions	5,838	7,247
Payroll and related expenses	4,253	3,116
Vacation	1,087	855
Accrued compensation and benefits	$20,223	$14,368

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Distribution fees	46,313	36,245
Traffic acquisition cost	12,033	9,756
Deferred cost related to a retailer agreement	8,000	—
Operating lease liabilities	4,935	3,650
Prefunded liability	4,782	3,067
Rebate liability	2,444	2,696
Marketing expenses	636	2,251
Liability related to purchased intangible asset	—	1,250
Interest payable	292	282
Other	15,844	11,423
Other current liabilities	$95,279	$70,620

6. Acquisitions
Acquisition of Ubimo
On November 19, 2019, the Company acquired all outstanding shares of Ubimo, a leading data and media activation company.
The total acquisition consideration of $20.7 million consisted of $15.0 million in cash and contingent consideration of up to $24.8 million payable in cash with an estimated fair value of $5.7 million as of the acquisition date. The contingent consideration payout is based on Ubimo achieving certain financial metrics between the date of the acquisition through December 31, 2021. The acquisition date fair value was determined using an option pricing model. The fair value of the contingent consideration will be remeasured through earnings every reporting period. Refer to Note 3 for the fair value of contingent consideration at December 31, 2021.
Acquisition of Elevaate
On October 26, 2018, the Company acquired all the outstanding shares of Elevaate, a sponsored search company for retail partners and CPG brands.
The total acquisition consideration of $13.3 million consisted of $7.2 million in cash and contingent consideration of up to $18.5 million payable in cash with an estimated fair value of $6.1 million as of the acquisition date. The contingent consideration payout is based on Elevaate achieving certain financial metrics between February 1, 2019 through January 31, 2021. Refer to Note 3 for the fair value of contingent consideration at December 31, 2021.
Acquisition of SavingStar, Inc.
On August 27, 2018, the Company acquired all the outstanding shares of SavingStar, Inc. (“SavingStar”), a digital promotions company with a customer relationship management (CRM) platform designed to help brands build and track loyalty programs with their consumers.
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
The total acquisition consideration of $36.4 million consisted of $21.8 million in cash and contingent consideration of up to $30.0 million payable in all cash with an estimated fair value of $14.6 million as of the acquisition date. The contingent consideration payout was based on Ahalogy achieving certain financial metrics between closing through December 31, 2019. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration was remeasured every reporting period. As of December 31, 2019, the date that the contingent consideration period ended, Ahalogy earned the full payout of the contingent consideration by achieving certain financial metrics. The Company paid out $30.0 million during the year ended December 31, 2020, of which $27.0 million related to contingent consideration and $3.0 million related to certain bonuses and, as a result, no liability exists as of December 31, 2020 and thereafter. Of the total $30.0 million that was paid, $14.6 million is classified within financing activity and the remaining $15.4 million is classified within operating activity on the Company’s consolidated statements of cash flows.
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
For each of these acquisitions, the fair value of the consideration transferred, as well as the assets acquired and liabilities assumed, was determined by the Company, and in doing so management engaged a third-party valuation specialist to measure the fair value of identifiable intangible assets and obligations related to deferred revenue and contingent consideration. The estimated fair value of the identifiable assets acquired and liabilities assumed in the relevant acquisition is based on management’s best estimates.
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
In connection with renewal discussions between the parties, the Company received a letter in October 2021 from The Albertsons Companies ("Albertsons") notifying the Company of its intent to early terminate the agreement between the parties related to the delivery of promotions and media campaigns, effective December 31, 2021. The Company informed Albertsons that the Company disputed Albertsons' right to terminate the agreement prior to March 31, 2022. The parties are currently in litigation. Due to circumstances surrounding the termination of its partnership with Albertsons, the Company determined a triggering event had occurred during the third quarter of 2021 that required an interim impairment assessment for its goodwill reporting unit and intangible assets and other long-lived assets.
In performing its qualitative interim impairment assessment in the third quarter of 2021, the Company considered (i) the results of its impairment testing from the most recent testing date, which was in the fourth quarter of 2020 (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts, (iii) trends in market multiples and (iv) declines in market capitalization. The interim test resulted in the Company’s determination that the fair values of its reporting unit exceeded its carrying value and, therefore its goodwill was not impaired.
In the fourth quarter of 2021, the Company performed its annual impairment test and based on the results of its assessment, the Company determined that the fair value of the reporting unit exceeded its carrying value and, therefore, its goodwill was not impaired. There were no changes in the carrying value of goodwill and as of December 31, 2021 and 2020, goodwill was $128.4 million. There was no impairment of goodwill for the years ended December 31, 2021, 2020 and 2019. The Company will continue to monitor the operating results, cash forecasts and challenges from declines in current business and market conditions, as well as impacts of COVID-19 for its reporting unit.
Intangible Assets:
As a result of performing its interim intangibles impairment assessment due to the triggering event noted above, the Company recorded an intangible asset impairment charge of $2.6 million and $6.5 million during the second and third quarter of 2021, respectively, related to promotion service rights, media service rights, and data access rights. The impairment charges were recorded within cost of revenues, on the consolidated statements of operations.
In the fourth quarter of 2021, the Company performed an updated impairment assessment analysis and determined that impairment did not exist. The Company will continue to monitor the operating results, cash flow forecasts and challenges from declines in current market conditions, as well as circumstances relating to the termination of the Company's partnership with Albertsons and the impacts of COVID-19, for the possible additional impairment of these intangible assets.
The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	December 31, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,582	$(32,282)	$3,300	0.7
Developed technologies	27,170	(22,235)	4,935	1.7
Promotion service rights	24,426	(23,419)	1,007	0.6
Customer relationships	22,690	(19,311)	3,379	2.4
Data access rights	10,206	(10,206)	—	0.0
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,823)	—	0.0
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(945)	30	0.8
Registered users	420	(420)	—	0.0
	$132,750	$(119,747)	$13,003	1.5

	December 31, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,934	$(25,688)	$10,246	1.4
Promotion service rights	33,566	(17,234)	16,332	1.9
Developed technologies	27,170	(18,511)	8,659	2.5
Customer relationships	22,690	(16,105)	6,585	2.7
Data access rights	10,801	(8,420)	2,381	1.0
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,546)	277	0.6
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(909)	66	1.8
Registered users	420	(420)	—	0.0
	$142,837	$(97,939)	$44,898	2.0
As of December 31, 2021 and 2020, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.

Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $21.8 million, $29.1 million and $24.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated future amortization expense related to intangible assets as of December 31, 2021 is as follows (in thousands):

Total
2022	$8,508
2023	3,583
2024	559
2025	—
2026	—
Thereafter	—
Total estimated amortization expense	$12,650
8. Restructuring Charges
The Company has carried out certain restructuring activities to further drive operational efficiencies and to align its resources with its business strategies. Restructuring charges include severance and benefit costs related to headcount reduction recorded on the consolidated statement of operations based on the impacted employees function. During the years ended December 31, 2021, 2020, and 2019, the Company recognized restructuring expense of $2.7 million, $1.5 million, and $4.3 million, respectively.
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
The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the consolidated balance sheets was as follows (in thousands):

	December 31, 2021	December 31, 2020
Principal	$200,000	$200,000
Unamortized debt discount	(10,358)	(21,046)
Unamortized debt issuance costs	(856)	(1,786)
Net carrying amount of the liability component	$188,786	$177,168
The net carrying amount of the equity component of the notes recorded in additional paid-in capital on the consolidated balance sheets was $49.1 million, net of debt issuance costs of $1.6 million as of December 31, 2021 and 2020.
The following table sets forth the interest expense related to the notes recognized in interest expense on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Contractual interest expense	$3,500	$3,500	$3,500
Amortization of debt discount	10,689	10,086	9,518
Amortization of debt issuance costs	929	925	921
Total interest expense related to the Notes	$15,118	$14,511	$13,939
ABL Credit Agreement
On November 17, 2021, the Company, as borrower, and certain subsidiaries of the Company as guarantors, entered into a Loan, Guaranty and Security Agreement (the "ABL Credit Agreement") with Bank of America, N.A., a national banking association, and certain other financial institutions from time to time that may become parties to the agreement (the "Lenders").
The ABL Credit Agreement provides for an asset-based revolving credit facility (the "ABL Facility") for available borrowings up to $100.0 million with the actual amount dependent on a "borrowing base" number consisting of the sum of various categories of eligible accounts receivable (the lesser of such number and $100.0 million, the "Line Cap"). The ABL Facility matures and all outstanding amounts, if any, become due and payable on November 17, 2026 ("fixed ABL maturity date"), except that the maturity date shall be accelerated to the date that is 91 days prior to the maturity of the Company’s outstanding 1.75% Convertible Senior Notes due 2022 (the “Notes”), unless (i) the Notes are repaid in full or converted to equity at least 91 days prior to the maturity of the Notes, (ii) the Notes are refinanced and/or extended to a maturity date that is at least 91 days after the fixed ABL maturity date, or (iii) during the 91 day period prior, the Company has sufficient cash to repay the Notes in full, the Company meets a certain liquidity test after giving pro forma effect to the repayment to the Notes, and there is no event of default under the ABL Facility. The commitments of the Lenders under the ABL Facility will terminate and outstanding borrowings under the ABL Facility will mature on the fifth anniversary of the closing of the ABL Facility or sooner as described above.
The ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants and events of default customary for financings of this type and size. In the event of default, all obligations will be automatically due and payable and all commitments will terminate. The ABL Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio at all times. The ABL Credit Agreement limits the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments, consummate certain assets sales and merge, consolidate and/or sell or dispose of certain assets. The ABL Credit Agreement also requires that if the Company's Excess Availability (defined as the Line Cap less borrowed amounts or issued letters of credit) is less than the greater of (i) the Line Cap and (ii) $10.0 million, the Company will maintain a fixed coverage charge ratio of at least 1.00 to 1.00. In addition, the ABL Credit Agreement includes customary events of default, which may require the Company to pay an additional 2% interest on the outstanding loans under the ABL Credit Agreement. As set forth in the ABL Credit Agreement, borrowings under the ABL Facility initially will bear interest at a rate equal to, for BSBY Loans, the BSBY Rate plus the Applicable Margin or, for Base Rate Loans, the Base Rate plus the Applicable Margin. The Applicable Margin is determined based on average daily borrowing availability.
During the year ended December 31, 2021, there were no borrowings or repayments under the ABL Facility.
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
Stock Options
The fair value of each option was estimated using Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected life (in years)	—	6.02	6.02 - 6.08
Risk-free interest rate	—%	0.96%	1.42% - 2.66%
Volatility	—%	50%	50%
Dividend yield	—	—	—
There were no option grants during the year ended December 31, 2021. The weighted-average grant-date fair value of options granted was $4.26 and $4.33 per share during the years ended December 31, 2020 and 2019, respectively.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs equals the market value of the Company’s common stock on the date of grant. The RSUs are excluded from issued and outstanding shares until they are vested.
On March 1, 2021, the Company granted a total of 938,831 performance-based restricted stock units (“PSU Awards”), under the 2013 Equity Incentive Plan, to certain executive leaders with a grant date fair value of $13.28. On August 1, 2021, the Company granted an additional 170,000 PSU Award to an executive in conjunction with a promotion with a grant date fair value of $10.00. The PSU Award represents the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. All PSU Awards will vest in three years from the original grant date, subject to the achievement of certain operating performance goals, stock performance goals and continued employment. The fair value of the PSU Award was measured using a Monte Carlo simulation. As of December 31, 2021, the Company performed an assessment and determined that the likelihood of achievement of certain operating performance goals was not deemed probable. As such, during the year ended December 31, 2021, no compensation expense was recognized in the Company's consolidated financial statements related to the PSU Awards.

A summary of the Company’s stock option and RSU, including PSU award activity under the 2013 Plan are as follows:

		Options Outstanding				RSUs Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2018	6,497,353	6,622,006	$12.12	5.96	$9,987	4,904,161	12.48
Increase in shares authorized	3,799,808	—	—	—	—	—	—
Options granted	(2,799,855)	2,799,855	$8.74	—	—	—	—
Options exercised	—	(433,762)	$5.39	—	$2,406	—	—
Options canceled or expired	387,658	(387,658)	$11.37	—	—	—	—
RSUs granted	(4,015,504)	—	—	—	—	4,015,504	9.49
RSUs released	—	—	—	—	—	(2,735,184)	11.79
RSUs canceled or expired	1,161,806	—	—	—	—	(1,161,806)	11.67
RSUs vested and withheld for taxes	1,004,914	—	—	—	—	—	—
Balance as of December 31, 2019	6,036,180	8,600,441	$11.40	5.16	$8,811	5,022,675	10.66
Increase in shares authorized	3,574,847	—	—	—	—	—	—
Options granted	(1,150,178)	1,150,178	$8.95	—	—	—	—
Options exercised	—	(331,007)	$8.20	—	$463	—	—
Options canceled or expired	1,259,391	(1,259,391)	$11.22	—	—	—	—
RSUs granted	(3,340,532)	—	—	—	—	3,340,532	8.33
RSUs released	—	—	—	—	—	(2,410,803)	10.41
RSUs canceled or expired	1,243,550	—	—	—	—	(1,243,550)	10.83
RSUs vested and withheld for taxes	843,885	—	—	—	—	—	—
Balance as of December 31, 2020	8,467,143	8,160,221	$11.21	5.03	$7,100	4,708,854	9.09
Increase in shares authorized	3,669,732	—	—	—	—	—	—
Options granted	—	—	$—	—	—	—	—
Options exercised	—	(1,245,453)	$10.60	—	$3,777	—	—
Options canceled or expired	16,775	(16,775)	$10.53	—	—	—	—
RSUs granted	(3,970,802)	—	—	—	—	3,970,802	11.98
RSUs released	—	—	—	—	—	(1,939,752)	9.85
RSUs canceled or expired	1,358,865	—	—	—	—	(1,358,865)	9.75
RSUs vested and withheld for taxes	626,348	—	—	—	—	—	—
Balance as of December 31, 2021	10,168,061	6,897,993	$11.32	4.89	$1,596	5,381,039	10.78
Vested and exercisable as of December 31, 2021		5,537,204	$12.02	4.17	$1,557
The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.
The aggregate total fair value of shares vested during the years ended December 31, 2021, 2020, and 2019 was $5.1 million, $7.5 million and $6.3 million, respectively.

Additional information for options outstanding and exercisable as of December 31, 2021 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.70 - $7.34	1,667,201	5.45	$6.46	1,174,051	$6.09
$8.51 - $8.66	1,585,678	4.10	8.60	1,415,704	8.59
$8.95 - $10.65	1,399,605	7.83	9.26	721,628	9.38
$11.60 - $16.25	1,445,509	3.93	14.34	1,425,821	14.36
$25.00	800,000	1.87	$25.00	800,000	$25.00
	6,897,993			5,537,204
Employee Stock Purchase Plan
The Company’s Board of Directors adopted the 2013 Employee Stock Purchase Plan (“ESPP”), which became effective in March 2014, pursuant to which 1,200,000 shares of common stock were reserved for future issuance. In addition, the ESPP provides for annual increases in the number of shares available for issuance on the first day of each year equal to the least of (i) 0.5% of the outstanding shares of common stock on the last day of the immediately preceding year, (ii) 400,000 shares or (iii) such other amount as may be determined by the Board of Directors. Eligible employees can enroll and elect to contribute up to 15% of their base compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.
The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	0.03% - 0.12%	0.12% - 1.59%	1.59% - 2.50%
Volatility	60% - 75%	55% - 60%	35% - 55%
Dividend yield	—	—	—
During the year ended December 31, 2021, a total of 2,401,697 shares of common stock were issued under the 2013 Employee Stock Purchase Plan (“ESPP”), since inception of the plan. As of December 31, 2021, a total of 1,598,303 shares are available for issuance under the ESPP.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs, and ESPP shares included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenues	$1,905	$1,743	$2,193
Sales and marketing	5,012	5,311	6,812
Research and development	3,876	3,831	4,804
General and administrative	12,019	17,486	18,328
Total stock-based compensation expense	$22,812	$28,371	$32,137

During the years ended December 31, 2021, 2020, and 2019 the Company capitalized stock-based compensation cost of $0.4 million, $0.4 million, and $0.5 million, respectively, in projects in process as part of property and equipment, net on the accompanying consolidated balance sheets.
As of December 31, 2021, there was $46.7 million unrecognized stock-based compensation expense of which $5.7 million is related to stock options and ESPP and $41.0 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP as of December 31, 2021 will be amortized over a weighted-average period of 1.73 years. The total unrecognized stock-based compensation expense related to RSUs as of December 31, 2021 will be amortized over a weighted-average period of 2.82 years.
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
Common Stock Repurchases
The Board of Directors has approved programs for the Company to repurchase shares of its common stock. In February 2021, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022 (the "February 2021 Program"). Under the February 2021 Program, stock repurchases may be made from time to time in open market transactions or privately negotiated transactions, and the Company may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The Company may suspend, modify or terminate the February 2021 Program at any time without prior notice. During the year ended December 31, 2021, the Company did not repurchase any shares of its common stock, nor did the Company repurchase any of its common stock thereafter. The Company terminated the February 2021 Program prior to its expiration.

Series A Junior Participating Preferred Stock
On November 12, 2021, the Company filed with the Delaware Secretary of State, a Certificate of Designation designating 250,000 shares of Series A Junior Participating Preferred Stock ("Series A Preferred Stock”), $0.00001 per share par value. The Company designated the Series A Preferred Stock in connection with the Company’s Board’s approval on November 10, 2021 of a Tax Benefits Preservation Plan, as discussed below.
Tax Benefits Preservation Plan
On November 10, 2021, the Company’s Board of Directors approved the Company's entering into the Tax Benefits Preservation Plan. The Tax Benefits Preservation Plan is designed to protect the Company against a possible limitation of the Company's ability to use its net operating losses (the "NOLs") and certain other tax attributes to reduce potential future U.S. federal income tax obligations. The NOLs and certain other tax attributes are valuable assets to the Company, which may inure to the benefit of the Company and its stockholders. However, if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), its ability to fully utilize the NOLs and certain other tax attributes will be substantially limited and the timing of the usage of the NOLs and other tax attributes could be substantially delayed, which could significantly impair the value of those assets. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more of its “5-percent shareholders” (as such term is defined in Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of stock owned by such stockholder or stockholders at any time over a three-year period. The Tax Benefits Preservation Plan is intended to prevent against such an “ownership change” by deterring any person or group, together with its affiliates and associates, from acquiring beneficial ownership of 4.9% or more of the Company’s securities.
Pursuant to the Tax Benefits Preservation Plan, the Company’s Board declared of a dividend of one preferred share purchase right (“Right”) for each outstanding share of Company common stock, par value $0.00001 per share, to stockholders of record at the close of business on November 24, 2021. Each Right entitles its holder to purchase one one-thousandth of a share of the Company's newly-designated Series A Junior Preferred Stock, par value $0.00001 per share at an exercise price of $28.00 per Right, subject to adjustment.
Subject to certain exceptions, the Rights become exercisable and trade separately from Common Stock only upon the "Distribution Time", which occurs upon the earlier of: (i) the close of business on the tenth (10th) day after the “Stock Acquisition Date” (which is (a) the first date of public announcement that any person or group has become an “Acquiring Person,” which is defined as a person or group that, together with its affiliates and associates, beneficially owns 4.9% or more of the outstanding shares of Common Stock (with certain exceptions, including those described below) or (b) such other date, as determined by the Board, on which a person or group has become an Acquiring Person), or (ii) the close of business on the tenth (10th) business day (or such later date as may be determined by the Board prior to such time as any person or group becomes an Acquiring Person) after the commencement of a tender offer or exchange offer that, if consummated, would result in a person or group becoming an Acquiring Person.
The Board may determine that any person is an Acquiring Person if such person becomes the beneficial owner of 4.9% or more of the then-outstanding shares of Common Stock under the regulations promulgated under the Code.
The Rights will expire on the earliest to occur of: (a) the close of business on November 11, 2024, (b) the time at which the Rights are redeemed or exchanged by the Company, (c) (i) the close of business on the first business day following the certification of the voting results of the Company’s 2022 annual meeting of stockholders, if stockholder approval of the Tax Benefits Preservation Plan has been proposed and not obtained at such meeting or (ii) November 11, 2022, if stockholder approval of the Tax Benefits Preservation Plan has not been obtained by such date, (d) upon the closing of any merger or other acquisition transaction involving the Company pursuant to a merger or other acquisition agreement that has been approved by the Board before any person or group becomes an Acquiring Person and (e) the time at which the Board determines that the NOLs and certain other tax attributes are utilized in all material respects or that an ownership change under Section 382 of the Code would not adversely impact in any material respect the time period in which the Company could use the NOLs and other tax attributes or materially impair the amount of NOLs and other tax attributes that could be used by the Company in any particular time period, for applicable tax purposes.

12. Income Taxes
The components of the Company’s loss before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$45,991	$44,237	$39,102
Foreign	(4,054)	20,425	(2,705)
Total	$41,937	$64,662	$36,397
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$436	$133	$(14)
State	45	34	219
Foreign	3,012	642	342
Total current income tax expense	3,493	809	547
Deferred:
Federal	93	93	93
State	114	10	39
Foreign	(69)	(193)	(19)
Total deferred income tax expense (benefit)	138	(90)	113
Total	$3,631	$719	$660
A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal tax	(21.00)%	(21.00)%	(21.00)%
State income tax, net of federal tax benefit	0.38%	0.07%	0.70%
Tax credits	(1.09)%	(0.78)%	(2.20)%
Stock-based compensation	2.00%	4.31%	2.42%
Foreign income taxes at other than U.S. rates	9.65%	(2.15)%	(0.92)%
Acquisition related costs	—%	0.02%	0.43%
Contingent consideration related to acquisitions	—%	—%	2.35%
162(m)	2.35%	1.39%	3.73%
GILTI Inclusion	1.42%	—%	1.05%
Other	0.12%	0.44%	1.26%
Valuation allowance, net	14.82%	18.81%	13.96%
Effective tax rate	8.65%	1.11%	1.78%
The Company recorded a provision for income taxes of $3.6 million, $0.7 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The provision for income taxes for the year ended December 31, 2021 was primarily due to increased earnings in foreign jurisdictions. The provision for income taxes for the years ended December 31, 2020 and 2019 was primarily attributable to the impact of the indefinite lived deferred tax liabilities related to tax deductible goodwill, change in the geographical mix of earnings in foreign jurisdictions and state taxes.
As a result of meeting certain employment and capital investment actions under Section 10AA of the India Income Tax Act, the Company’s India subsidiary is wholly exempt from income tax for tax years beginning April 1,

2014 through March 31, 2019 and partially exempt from income tax for tax years beginning April 1, 2019 through March 31, 2024.
The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Credits and net operating loss carryforward	$114,758	$116,119
Accrued compensation	644	280
Deferred revenues	603	271
Stock-based compensation	4,571	5,638
Property and equipment	538	746
Purchased intangible assets	9,211	4,411
Operating lease	7,770	4,536
Other deferred tax assets	2,124	1,682
Total deferred tax assets	140,219	133,683
Valuation allowance	(130,823)	(121,927)
Deferred tax liabilities:
Basis difference on purchased intangible assets	1,044	2,969
Operating lease	5,670	3,683
Other deferred tax liabilities	2,667	5,157
Tax deductible goodwill	2,006	1,800
Total deferred tax liabilities	11,387	13,609
Net deferred tax liabilities	$(1,991)	$(1,853)
Other deferred tax assets and liabilities are primarily comprised of the tax effects of charitable contributions, allowance for credit losses, and other miscellaneous accruals. As of December 31, 2021 and 2020, the Company had gross deferred tax assets of $140.2 million and $133.7 million, respectively. The Company also had deferred tax liabilities of $11.4 million and $13.6 million as of December 31, 2021 and 2020, respectively. Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which is uncertain. Based on the available objective evidence, and historical operating performance, management believes that it is more likely than not that all U.S. and certain foreign deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset with a valuation allowance. The net valuation allowance increased by approximately $8.9 million and $14.8 million for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company had federal NOL carryforwards of approximately $287.8 million which will begin to expire in the year 2022. The Company had state and foreign net operating loss carryforwards of approximately $279.0 million and $33.4 million, respectively. As of December 31, 2021, the Company has research credit carryforwards for federal income tax purposes of approximately $17.3 million which will begin to expire in the year 2032. The Company also had state net research credit carryforwards for income tax purposes of approximately $20.2 million which can be carried forward indefinitely. The Company also had MAT credit carry forwards for Indian income tax purposes of approximately $0.7 million which will begin to expire in the year 2030.
A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefit - beginning balance	$9,260	$8,840	$8,217
Increases for tax positions taken in prior years	317	—	—
Increases for tax positions taken in current year	374	420	623
Unrecognized tax benefit - ending balance	$9,951	$9,260	$8,840

The unrecognized tax benefits, if recognized, would not impact the Company's effective tax rate as the recognition of these tax benefits would be offset by changes in the Company's valuation allowance. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.
The Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions. Due to the Company’s historical loss position, all tax years from inception through December 31, 2021 remain open due to unutilized net operating losses.
The Company files income tax returns in the United States and various states and foreign jurisdictions and is subject to examination by various taxing authorities including major jurisdiction like the United States. As such, all its net operating loss and research credit carryforwards that may be used in future years are subject to adjustment, if and when utilized.
Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before their utilization. The most recent analysis of the Company's historical ownership changes was completed through October 31, 2021. Based on the analysis, the Company does not anticipate a current limitation on the tax attributes.
13. Net Income (Loss) per Share
Net Loss per Share Attributable to Common Stockholders
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(45,568)	$(65,381)	$(37,057)

Weighted-average number of shares used to compute net loss per share, basic and diluted	93,686	90,412	91,163

Net loss per share, basic and diluted	$(0.49)	$(0.72)	$(0.41)
Basic and diluted net loss per share is the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options and ESPP	6,956	8,229	8,642
Restricted stock units	5,381	4,709	5,023
Shares related to convertible senior notes	11,521	11,521	11,521
	23,858	24,459	25,186
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
The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of December 31, 2021, the Company’s lease commitment of $5.4 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the consolidated financial statements.
All operating lease expense is recognized on a straight-line basis over the lease term. During the year ended December 31, 2021, the Company recognized $6.5 million in total lease costs, which is comprised of $6.0 million in operating lease costs for right-of-use assets and $0.5 million in short-term lease costs related to short-term operating leases.
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
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for operating lease liabilities	$4,808	$3,940
Right-of-use assets obtained in exchange for lease obligations	12,021	12,297

Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2021	December 31, 2020
Operating right-of-use assets reported as:
Operating lease right-of-use assets	$23,874	$16,222

Operating lease liabilities reported as:
Other current liabilities	$4,935	$3,650
Other non-current liabilities	26,903	15,956
Total operating lease liabilities	$31,838	$19,606

Weighted average remaining lease term (in years)	6.2	7.2
Weighted average discount rate	5.0%	5.8%
Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2022	$6,407
2023	6,899
2024	6,239
2025	4,774
2026	3,344
2027 and thereafter	9,836
Total lease payments	$37,499

Less: Imputed Interest	(5,661)
Total	$31,838
15. Commitments and Contingencies
Purchase Obligations
The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services of $11.2 million as of December 31, 2021.
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
During the second quarter of 2021, the Company notified Albertsons that due to the Albertsons' failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the period that ended in October 2021. In connection with renewal discussions between the parties, the Company received a letter in October 2021 from Albertsons notifying us of their intent to early terminate our agreement related to the delivery of promotions and media campaigns, effective December 31, 2021. The Company informed Albertsons that we disputed their right to terminate the agreement prior to March 31, 2022. The parties are currently in litigation. If the contractual minimum applicable to the period that ended in October 2021 is enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.5 million.
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
The Company believes that liabilities associated with existing claims are remote; therefore the Company has not recorded any accrual for existing claims as of December 31, 2021 and 2020. The Company expenses legal fees in the period in which they are incurred.
16. Employee Benefit Plan
The Company maintains a defined-contribution plan in United States that is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year of continuous employment. The Company’s matching contribution expense was $2.5 million, $2.2 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
17. Concentrations
 As of December 31, 2021 and 2020, there was no customer with an accounts receivable balance greater than 10% of total accounts receivable.
For the year ended December 31, 2021 and 2020, there was no customer that accounted for revenues greater than 10% of revenues for each respective period. For the year ended December 31, 2019, there was one customer that accounted for revenues greater than 10% of total revenues.
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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our CEO and CFO concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting, as stated in their attestation report, which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.     Other Information.

None.

PART III
Item 10.     Directors, Executive Officers, and Corporate Governance
The information called for by this item will be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.
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
3.Exhibits
The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	3/11/2016
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/6/2015
3.3	Certificate of Designation of the Series A Junior Preferred Stock of the Registrant, dated November 12, 2021	8-A	001-36331	3.1	11/12/2021
4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	2/25/2014
4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	1/31/2014
4.3	Indenture, dated November 17, 2017, between Quotient Technology, Inc. and U.S. Bank National Association	8-K	001-36331	4.1	11/17/2017
4.4	Form of 1.75% Convertible Senior Note due 2022 (included in Exhibit 4.3)	8-K	001-36331	4.1	11/17/2017
4.5	Tax Benefits Preservation Plan, dated as of November 11, 2021, by and between the Registrant and American Stock Transfer & Trust Company, LLC as rights agent	8-A	001-36331	4.1	11/12/2021
4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1†	Form of Indemnification Agreement for directors and officers.	S-1/A	333-193692	10.1	2/14/2014
10.2†	2000 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.2	1/31/2014
10.3†	2006 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.3	1/31/2014
10.4†	2013 Equity Incentive Plan.	S-1	333-193692	10.4	1/31/2014
10.5†	Form of Restricted Stock Unit Agreement	10-Q	001-36331	10.6	11/8/2016
10.6†	Form of Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	001-36331	10.1	11/3/2017
10.7†	Form of Option Agreement for Employees	10-Q	001-36331	10.7	11/8/2016
10.8†	Form of Option Agreement for Non-Employee Directors	10-Q	001-36331	10.8	11/8/2016
10.9†	Notice of Grant of Restricted Stock Units for Employees	10-Q	001-36331	10.1	11/9/2018
10.10†	Notice of Grant of Restricted Stock Units for Non-Employee Directors – Initial Award	10-Q	001-36331	10.2	11/3/2017
10.11†	Notice of Grant of Restricted Stock Units for Non-Employee Directors – Annual Grant	10-Q	001-36331	10.3	11/3/2017
10.12†	Amended and Restated 2013 Employee Stock Purchase Plan, dated April 25, 2017	10-Q	001-36331	10.1	5/5/2017
10.13†	Executive Bonus Plan	S-1	333-193692	10.9	2/25/2014
10.14†	Offer Letter of Employment with Scott Raskin, dated August 5, 2019	10-Q	001-36331	10.2	11/8/2019
10.15†	Offer Letter of Employment with Pam Strayer, dated October 31, 2019	10-K	001-36331	10.2	3/2/2020
10.16†	Offer Letter of Employment with Connie Chen, dated August 19, 2013	10-Q	001-36331	10.2	5/10/2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17†	Change of Control Severance Agreement with Steven R. Boal, dated August 2, 2016	10-Q	001-36331	10.3	11/8/2016
10.18†	Change of Control Severance Agreement with Scott Raskin, dated August 5, 2019	10-Q	001-36331	10.3	11/8/2019
10.19†	Change of Control Severance Agreement with Pam Strayer, dated November 11, 2019	10-K	001-36331	10.26	3/2/2020
10.20†	Change of Control Severance Agreement with Connie Chen, effective as of July 26, 2016	10-Q	001-36331	10.3	5/10/2021
10.21†	Amendment No. 1 to Change of Control Severance Agreement with Connie Chen, effective as of May 1, 2019	10-Q	001-36331	10.4	5/10/2021
10.22†	Form of Amendment to Change of Control Severance Agreement	10-Q	001-36331	10.3	8/9/2019
10.23	Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, successor in interest to Divco West Real Estate Services, Inc., dated August 11, 2006.	S-1	333-193692	10.14	1/31/2014
10.24	Amendment No. 1 to Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, dated March 19, 2009.	S-1	333-193692	10.15	1/31/2014
10.25	Amendment No. 2 to Lease Agreement by and between the Registrant and 400 Logue LLC, dated February 25, 2015.	10-K	001-36331	10.15	3/19/2015
10.26	Amendment No. 3 to Lease Agreement by and between the Registrant and 400 Logue LLC, dated August 3, 2020.	10-Q	001-36331	10.1	8/5/2020
10.27	Office Lease by and between Registrant and DW CAL 301 Howard LLC, dated February 12, 2020.	10-Q	001-36331	10.1	8/5/2020
10.28	Sublease Agreement, dated February 8, 2021 between Quotient Technology Inc. and sPower, LLC.	8-K	001-36331	10.1	2/10/2021
10.29	Purchase Agreement, dated as of November 14, 2017, Between Quotient Technology Inc. and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule I thereto	8-K	001-36331	10.1	11/17/2017
10.30	Loan,Guaranty and Security Agreement dated as of November 17, 2021, by and between the Registrant, Bank of America, N.A., as agent, and the lenders party thereto	8-K	001-36331	10.1	11/17/2021
21.1	List of Subsidiaries of Registrant.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (Included on the signature page to this report).					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
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

Quotient Technology Inc.
Date: March 1, 2022	By:	/s/ Steven Boal
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

Name	Title	Date

/s/ Steven Boal	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Steven Boal
/s/ Pamela Strayer	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022
Pamela Strayer
/s/ Andrew J. Gessow	Director	March 1, 2022
Andrew J. Gessow
/s/ Lorraine Hariton	Director	March 1, 2022
Lorraine Hariton
/s/ Alison Hawkins	Director	March 1, 2022
Alison Hawkins
/s/ Steve Horowitz	Director	March 1, 2022
Steve Horowitz
/s/ Robert McDonald	Director	March 1, 2022
Robert McDonald
/s/ David Oppenheimer	Director	March 1, 2022
David Oppenheimer
/s/ Christy Wyatt	Director	March 1, 2022
Christy Wyatt