Form 10-K/A
period 2021-12-31
Quotient Technology Inc.
filed 2022-04-29
CIK 1115128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
The number of shares of registrant’s Common Stock outstanding as of February 21, 2022 was 94,921,488.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: San Jose, California

EXPLANATORY NOTE
In each of Items
10-14
of our Annual Report on Form
10-K
for fiscal year ended December 31, 2021, filed on March 1, 2022 (the “Original
10-K”)
with the Securities and Exchange Commission (the “SEC”), we disclosed that information called for by each item would be set forth in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, and would be incorporated into the Original
10-K
by reference from the Proxy Statement. We are filing this Amendment No. 1 on
Form 10-K/A
(this “Form 10-K/A”) to include the information required by Items
10-14
and not included in the Original 10-K because we have not filed, and will not file, a definitive proxy statement within 120 days after the end of our fiscal year covered by the Original
10-K.
In addition, this
Form 10-K/A
deletes the reference on the cover of the Original
10-K
to the incorporation by reference of portions of our proxy statement into
Items 10-14
of the Original
10-K.
As required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended, this Form
10-K/A
amends Item 15 of Part IV of the Original 10-K to include certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form
10-K/A,
we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
Except as described above, this Form
10-K/A
does not modify or update disclosure in, or exhibits to, the Original
10-K,
including certain defined terms used therein. Furthermore, this Form
10-K/A
does not change any previously-reported financial results. Information not affected by this Form
10-K/A
remains unchanged and reflects the disclosures made at the time the Original
10-K
was filed.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
Directors
Our Board is comprised of eight members. In accordance with our Amended and Restated Certificate of Incorporation (our “Restated Certificate”) and our Bylaws, our Board is divided into three classes of directors, with directors serving staggered three-year terms.
Directors in a particular class are elected for a three-year term at the annual meeting of stockholders in the year in which their terms expire. As a result, only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year term. Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. The class of each director is set forth in the table below. There are no arrangements or understandings between a director and any other person pursuant to which such director was or is to be selected as a director or nominee.
Set forth in the table below is information regarding our current directors, and the nominees for election as director at our 2022 Annual Meeting of Stockholders that have been nominated by the Company’s Board of Directors.

	Independent?	Class	Age	Position	Director Since	Current Term Expires	Expiration of Term For Which Nominated
Board-Nominated Director Nominees
Matthew Krepsik		II	40	Chief Technology Officer and CEO-Designee	—	—	2025
Robert McDonald	✓	II	68	Director - Chair	2018	2022	2025
Continuing Directors
Lorraine Hariton	✓	III	67	Director	2021	2023	—
Andrew Gessow	✓	III	64	Director	2013	2023	—
David Oppenheimer	✓	III	65	Director	2017	2023	—
Alison Hawkins	✓	I	56	Director	2021	2024	—
Steve Horowitz	✓	I	54	Director	2015	2024	—
Eric D. Higgs	✓	I	51	Director	2022	2024	—
Director Who Is Not Standing For Re-election
Steven Boal		II	56	CEO	1998	2022	—
Director Nominees
Matthew Krepsik
was designated by the Board in March 2022 to succeed Steven Boal as CEO when Mr. Boal retires from the Company on or before December 31, 2022. Mr. Krepsik has served as our Chief Technology Officer since June 2021, leading the Company’s strategy and insights team as well as its engineering, product management, business development and media strategy functions. Mr. Krepsik has also recently taken over the information technology (IT) function for the Company. Prior to his promotion to Chief Technology Officer, Mr. Krepsik served as our Chief Analytics Officer from April 2021 through June 2021, having joined the Company in April 2021. Prior to joining Quotient, Mr. Krepsik served for 15 years in various managerial roles at Nielsen, most recently as Senior Vice President and General Manager of Outcomes Products (2019-2021), in which he led Nielsen’s development and deployment of attribution, media planning and activation products. Mr. Krepsik’s other positions at Nielsen included Global Head of Analytics Products (2016-2019), Executive Director of Analytics Asia-Pacific, Middle East and Africa (2012-2016), and Vice President, Analytics North America (2006-2012). He also had an integral role in Nielsen’s strategic review process, which culminated in the sale of its NielsenIQ business to Advent International for $2.7 billion. Mr. Krepsik’s academic career includes coursework at the London School of Economics as well as Bachelors and Master’s degrees in Economics from Marshall University and Miami University, respectively. We have determined that Mr. Krepsik is qualified to serve as a member of our Board due not only to his
CEO-designee
status but also his deep digital industry experience as well as his institutional knowledge and operational experience acquired from leading the Company’s strategy and insights team as well as its engineering, product management, business development and media strategy functions.
Robert McDonald
has served on our Board since November 2018 and as Chairman of our Board since March 2022. Mr. McDonald currently serves on boards of various companies and organizations, private and public, non-profit
and
for-profit.
Mr. McDonald served as the U.S. Secretary of Veterans Affairs from July 2014 until January 2017. Mr. McDonald was Chairman and Chief Executive Officer of Procter & Gamble Company from January 2010 until June 2013. Mr. McDonald joined Procter & Gamble in 1980 and served in various positions for that company. He was named Procter & Gamble’s Vice Chairman, Global Operations in 2004; Chief Operating Officer in 2007; President and Chief Executive Officer in 2009; and Chairman of the Board in 2010. Mr. McDonald has served on the board of directors of Audia Group since 2017, a private international plastics producer company, has served as chairman of the West Point Association of Graduates, a private non-profit
organization, since January 2022. From 2005 to July 2014, Mr. McDonald served on the board of directors of Xerox Corporation, a provider of document management solutions, and from January 2014 to July 2014 Mr. McDonald served on the board of directors of United States Steel Corporation, an integrated steel producer, both of which are public companies. Mr. McDonald served on the board of directors of Partnership for Public Service from 2017 to 2021, served on the board of directors of Institute for Veterans and Military Families from 2018 to 2021, and served on the board of directors as Chairman of RallyPoint Networks from 2017 to 2022. Mr. McDonald graduated from the United States Military Academy at West Point in 1975. He earned his M.B.A. from the University of Utah in 1978. We have determined that Mr. McDonald is qualified to serve as a member of our Board because of his deep industry experience and knowledge of operational matters. Additionally, his extensive experience as a public company executive and director allows him to provide valuable knowledge and guidance to the Board and to enable him to lead effectively in his capacity as Chairman of the Board.

Continuing Directors
Andrew “Jody” Gessow
has served on our Board since May 2013. Mr. Gessow currently serves as a managing partner at DivCore Equity Partners, a real estate investment firm and as senior advisor at
Divco West Real Estate Services (“Divco”). From May 2007 through December 2011, Mr. Gessow was the West Coast Partner and Managing Director of One Equity Partners LLC, the private equity platform of J.P. Morgan Chase & Co. Since January 2020, Mr. Gessow has served on the board of directors of Waterfall Security Solutions, an Israeli private industrial cybersecurity company. Previously, Mr. Gessow served as a member of the board of directors of Mandiant Corporation and the TV Guide Network. Mr. Gessow holds a B.B.A. in Business Administration from Emory University and an M.B.A. from Harvard University. We have determined that Mr. Gessow is qualified to serve as a member of our Board because of his experience in both managing and evaluating companies as an executive officer, board member and investor.
Lorraine Hariton
has served on our Board since January 2021. Ms. Hariton currently serves as the President and Chief Executive Officer of Catalyst, a global nonprofit supported by many of the world’s most powerful CEOs and leading companies to help build workplaces that work for women. Prior to joining Catalyst, Ms. Hariton worked independently as a consultant from 2014 until August 2018. Previously, Ms. Hariton spent 25 years in various senior-level positions in Silicon Valley, including CEO of two venture-backed start-ups,
before being appointed by President Obama in 2009 as Special Representative for Commercial and Business Affairs at the U.S. Department of State. More recently, she served as SVP for Global Partnerships for the New York Academy of Sciences where she was instrumental in establishing the Global STEM Alliance. From March 2014 to February 2016, Ms. Hariton served on the board of directors of Wave Systems Corporation, a publicly traded data security company, where she was chair of the nominating and governance committee. She also served on the California Board of Accountancy; the Entrepreneurs Foundation, and the Stanford Clayman Institute for Gender Research, amongst others. Ms. Hariton earned a M.B.A. from Harvard University, and a B.S. degree from Stanford University. We have determined that Ms. Hariton is qualified to serve as a member of our Board because of her experience in the technology industry, her executive management experience, her public company experience, and her diversity, equity and inclusion (“DEI”) expertise.
Alison Hawkins
has served on our Board since July 2021. Ms. Hawkins currently serves as a Senior Advisor at Artemis Real Estate Partners (“Artemis”), a women-owned real estate private equity firm where she served as Managing Principal from 2015 to 2021. Ms. Hawkins was initially hired to lead the firm’s capital raise strategy shortly after Artemis’ founding in 2009 and remained in that role until 2013. From 2013 to 2015, Ms. Hawkins was employed by CBRE Global Investors, where as a managing director she held a senior capital-raising and strategic product development role for one of the largest global real estate firms. From 2004 to 2010, Ms. Hawkins served initially as an associate and later as director at Eastdil Secured, a national real estate investment bank, where she advised clients on investment sales and capital markets strategies. From 1999-2000, Ms. Hawkins was general counsel of Kibu, Inc., a venture-backed internet marketing company, and from 1990-1999 Ms. Hawkins served initially as an associate attorney and later as a partner with Milberg Weiss Bershad Hynes & Lerach LLP, a class action litigation firm. A graduate of Occidental College (A.B.), American University (J.D.), and the Wharton School (M.B.A.). Ms. Hawkins holds the Chartered Alternative Investments Analyst designation and is a member of the State Bar of California. She is a member of the Occidental College Board of Trustees, where she serves on the board’s audit and investment committees. We have determined that Ms. Hawkins is qualified to serve on the Board because of her executive experience, her financial skills relating to company operations, investment evaluation and capital raising, her legal practice and risk management experience, and her DEI oversight experience.
Steve Horowitz
 has served on our Board since June 2015. Mr. Horowitz is currently a partner at Alpha Edison, a venture capital firm. Mr. Horowitz served as Vice President of Technology at Snap Inc. (“Snap”), a public camera company, from September 2017 until March 2019, and previously served as Vice President of Hardware with Snap from January 2015 until September 2017. Before joining Snap, Mr. Horowitz served as Senior Vice President of Software Engineering at Motorola Mobility, LLC, a public mobile communications company, formerly a Google company, from December 2012 through January 2015. From January 2009 through November 2012, Mr. Horowitz served as our Chief Technology Officer. Prior to that he worked at Google, Microsoft and Apple. Mr. Horowitz holds a B.A. degree from the University of Michigan, Ann Arbor. We have determined that Mr. Horowitz is qualified to serve as a member of our Board because of his significant industry, technology and company experience.

David Oppenheimer
has served on our Board since July 2017. Mr. Oppenheimer is currently a President of Oppenheimer Advisors and General Partner of Verissimo Ventures. Mr. Oppenheimer served as the Chief Financial Officer at Udemy, Inc., a global marketplace for learning and teaching online, from July 2018 through February 2019. Previously Mr. Oppenheimer was Chief Financial Officer at Planet Labs Inc., a space and analytics company, having served in that role from October 2015 through August 2018. From April 2013 through February 2015, Mr. Oppenheimer served as Chief Financial Officer at Ebates Inc. (acquired by Rakuten, Inc.), an
e-commerce
company. Since April 2020, Mr. Oppenheimer has served on the board of directors of Lumus Ltd, an Israeli private augmented reality technology company. Additionally, Mr. Oppenheimer served on the board of directors and audit committee of HotChalk, Inc., a Delaware private education software company, from May 2015 until December 2020, and The Olympic Club, a private company, from January 2018 until December 2020. Mr. Oppenheimer holds a B.S. in Mechanical Engineering from the State University of New York at Buffalo and a M.B.A. from the University of California, Berkeley. We have determined that Mr. Oppenheimer is qualified to serve as a member of our Board because of his experience serving on audit committees and expertise in financial accounting at technology companies.
Eric D. Higgs
has served on our Board since
March 2022
.
Mr. Higgs has more than two decades of leadership experience overseeing marketing strategy development and product execution in the consumer goods and retail industry. Since June 2020, Mr. Higgs has served as the Chief Executive Officer of the Boys & Girls Clubs of Middle Tennessee, where he leads the organization’s strategic direction, oversight of organizational operations, financials, programming, brand reputation and talent recruitment. Prior to his role at the Boys & Girls Clubs of Middle Tennessee, Mr. Higgs served in a number of roles with increasing responsibility at Bridgestone Americas from May 2016 to March 2020. He served as Senior Vice President, Marketing Operations (April 2020 to May 2020), where he was responsible for helping shape the future of Bridgestone Americas’ tire and solutions business and creating synergies between the marketing and sales organizations. Prior to this, he served as President of Bridgestone Americas’ Commercial Truck and Retread business (September 2018 to March 2020). Prior to joining Bridgestone, he spent approximately four years at Kimberly Clark from 2012 to 2016, during which he drove sales growth in two of its key businesses. Mr. Higgs also spent over 18 years at Procter & Gamble from 1994 to 2012 leading marketing efforts and product launches for a number of business lines. Mr. Higgs holds a B.S. in Chemical Engineering from the University of Illinois and an M.B.A. from the Fuqua School of Business at Duke University. We have determined that Mr. Higgs is qualified to serve as a member of our Board because he brings decades of leadership experience in the consumer goods and retail industry, his successful track record of building and growing brands through traditional and digital outlets and in driving improved sales and profitability, and his extensive sales and marketing knowledge as bringing value to the Company’s efforts to enhance its product portfolio and business operation.
Director Not Standing For
Re-Election
Steven Boal,
the founder of the Company, announced in March 2022 that he will retire as Chief Executive Officer on or before December 31, 2022 and will not stand for re-election
as a director of the Company when his term ends at the 2022 Annual Meeting of Stockholders.
For information on the business background of Mr. Boal, see “Executive Officers” below.
Executive Officers
The following table identifies certain information, as of April 29, 2022, about our current executive officers and persons chosen to become executive officers. Officers are appointed or elected by the Board to hold office until their successors are elected and qualified. There are no family relationships among any of our directors or executive officers. There are no arrangements or understandings between an executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer.

Name	Age	Position(s) with Quotient
Steven Boal (1)	56	Chief Executive Officer and Board Member

Scott Raskin	60	President

Yuneeb Khan (2)	46	Board-Appointed Future Chief Financial Officer, Principal Accounting Officer and Treasurer

Matthew Krepsik (3)	40	Chief Technology Officer and Chief Executive Officer-Designee

Connie Chen	55	General Counsel, Compliance Officer and Secretary

John Kellerman (4)	53	Interim Chief Financial Officer

(1)	On March 24, 2022, the Company announced Mr. Boal’s intention to retire as CEO by December 31, 2022 and his decision to not stand for re-election as a Class II member of the Board of Directors.
(2)	On April 13, 2022, the Company announced Mr. Khan’s appointment as future CFO and that he is expected to join the Company by July 2022.
(3)
On March 24, 2022, the Company announced Mr. Krepsik will assume office as the Company’s next CEO upon Mr. Boal’s retirement as CEO. For information on the business background of Mr. Krepsik, see “Directors” above.

(4)	On April 13, 2022, the Company announced Mr. Kellerman’s appointment as Interim CFO effective April 5, 2022 until Mr. Khan commences his service as CFO.
Steven Boal
, who will be stepping down from the CEO role no later than December 31, 2022, founded Quotient in 1998. Mr. Boal has served as our Chief Executive Officer since August 2019, has been a member of the Board since 1998, and served as Chairman of our Board from August 2019 until March 2022. Mr. Boal was our Executive Chairman from September 2017 to August 2019, our CEO from 1998 until September 2017, our Chairman from February 2017 until September 2017, and our President from 1998 until September 2015. Prior to founding Quotient, Mr. Boal served as Vice President of Business Development for Integral Development Corporation, a privately held financial software company. Mr. Boal currently serves on the board of directors of Matia Robotics, a private robotic mobility device company, and OneTable.org since December 2020, a national non-profit
organization. Mr. Boal holds a B.A. from the State University of New York at Albany.
Scott Raskin
has served as our President since August 2019. Mr. Raskin served on our Board from February 2017 until August 2019 and was Lead Independent Director from November 2017 until August 2019. From June 2019 to August 2019, Mr. Raskin served as an operating partner with Khosla Ventures, a venture capital firm. Mr. Raskin served as the President and Chief Executive Officer at Spigit Inc. (formerly known as Mindjet), a provider of innovation management software from June 2006 until December 2018 (Spigit was acquired in December 2018). Prior to joining Spigit, Mr. Raskin served as President and Chief Operating Officer, from May 2001 to June 2006, at Telelogic AB, a publicly traded, international software company. Additionally, from June 2019 until January 2022 Mr. Raskin served as chairperson of the board of directors of Neology Inc., a private company and global innovator that is re-imagining
mobility for smart cities and safer communities; from January 2015 until January 2022 served on the board of directors of MariaDB, a Finnish private company; and from January 2012 to July 2014, served on the board of directors of Cision AB, a Swedish, publicly traded software and information services company, where he was also a member of the compensation committee of its board of directors. Mr. Raskin holds a B.B.A. from the University of Texas.
Matthew Krepsik
, was designated by the Board in March 2022 to succeed Steven Boal as CEO when Mr. Boal retires from the Company on or before December 31, 2022. Mr. Krepsik has served as our Chief Technology Officer since June 2021, leading the Company’s strategy and insights team as well as its engineering, product management, business development and media strategy functions. For information on the business background of Mr. Krepsik, see “Directors” above.

Yuneeb Khan
, whom the
Board determined to appoint to the CFO role on March 28, 2022 and who is expected to join the Company by July 2022, currently serves as President of the Global Consumer Insights business of NielsenIQ, a world-renowned marketing and consumer intelligence enterprise that provides critical research, data and strategic insights about consumer behavior in more than 80 countries. Mr. Khan is a seasoned executive with more than 25 years of experience in leading commercial and product strategies for global businesses, guiding meaningful financial turnarounds, and driving global mergers and acquisitions. Mr. Khan joined Nielsen in January of 2010 and, during his
12-year
tenure with the company, has served in several high impact roles and driven high profile strategic projects. Immediately prior to his current role, he served as President of the Global Customized Intelligence business of NielsenIQ from 2020 to 2021. Prior to that, he served as the Chief Financial Officer (CFO) of Nielsen Global Connect (now NielsenIQ) with revenues of over $3 billion, over 30,000 employees, and operations in 100+ countries, from 2019 to 2020. While in this role, the business returned to growth and he played a pivotal role in the strategic review process that resulted in the creation of NielsenIQ, an independent privately held company. He was instrumental in driving significant operational efficiencies as the CFO of Nielsen’s Global Technology and Operations (2014 to 2019) and significantly strengthened the global finance processes by establishing a process driven regional operating model. He is a respected leader with a well-established reputation for developing talent and high-performing global teams with a leadership style described as empathetic, principled, and genuine. In 2020, he was awarded the prestigious Arthur C. Nielsen award as recognition for the significant contributions he has made to the Nielsen business. Prior to Nielsen, from December 1995 to January 2010, Mr. Khan held several financial partnership, regulatory and advisory roles around the globe with large blue-chip companies, including General Electric, United Technologies, Kinnevik, Bristol Myers Squibb, and PricewaterhouseCoopers. He is a chartered accountant from the Institute of Chartered Accountants of Pakistan (1999) and a graduate of the Advanced Management Program (2021) of Harvard Business School.
Connie Chen
 has served as our General Counsel, Compliance Officer and Secretary since January 2016 and served as our Senior Director of Legal Affairs from October 2014 to December 2015, and Director of Legal Affairs from September 2013 to October 2014. From 2005 to August 2013, she served as vice president, litigation and deputy general counsel at Rambus Inc., a semiconductor and IP product company. Prior to Rambus, Ms. Chen held positions at the law firm of Morrison & Foerster LLP and WebMD, an internet healthcare technology company, where she served as assistant general counsel. Ms. Chen holds an A.B. from Stanford University and a J.D. from Stanford Law School.
John Kellerman
, the Company’s Vice President, Chief Accounting Officer whom the Board appointed to serve as the Company’s interim Chief Financial Officer (“interim CFO”) effective April 5, 2022 until Mr. Khan commences his service as CFO, has over 30 years of experience in financial reporting, accounting operations and internal audit services. He has served as Quotient’s Vice President, Chief Accounting Officer since March 2020. Prior to that, he served as VP Internal Audit at
Bio-Rad
Laboratories, Inc. from August 2017 to March 2020, and as VP Controller at Gracenote, Inc. from October 2015 to August 2017. He served in various roles of escalating responsibility at Autodesk, Inc. from 2000 to 2015, culminating in his position as Assistant Controller from 2011 to October 2015. Mr. Kellerman holds a B.S. in Accounting from California State University, Sacramento.
Audit Committee and Financial Experts
Our Audit Committee currently consists of Messrs. Oppenheimer and Higgs and Ms. Hawkins, with Mr. Oppenheimer serving as our Audit Committee chairperson. Ms. Hawkins joined the Audit Committee on July 30, 2021 and Mr. Higgs joined the Audit Committee on March 23, 2022. Our Board has determined that all of the members of the Audit Committee possess the level of financial literacy and sophistication required under the listing standards of the NYSE, and that Mr. Oppenheimer is an audit committee financial experts as defined by SEC rules. Our Board has also determined that Messrs. Oppenheimer and Higgs and Ms. Hawkins satisfy the independence requirements of Audit Committee members under the applicable rules and regulations of the SEC and the listing standards of the NYSE.
Code of Ethics
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

Delinquent Section
 16(a) Reports
Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. To our knowledge, based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers that no other reports were required to be filed during our fiscal year ended December 31, 2021 (“Fiscal 2021”), we believe that for Fiscal 2021, all required reports were filed on a timely basis under Section 16(a) of the Exchange Act, except for Ms. Hariton who had one late report on Form 4 on March 3, 2021 relating to a restricted stock unit award that was granted to her on February 5, 2021.

Item 11.	Executive Compensation
Executive Compensation
The following discusses the compensation for our Named Executive Officers (“NEOs”) for 2021: our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executives.
Steven Boal
(1)
Founder, Chief Executive Officer and Member of the Board of Directors
Scott Raskin
President
Pamela Strayer
(2)
Former Chief Financial Officer and Treasurer
Matthew Krepsik
(3)
Chief Technology Officer and Chief Executive Officer—Designee
Connie Chen
General Counsel, Compliance Officer and Secretary

(1)	On March 24, 2022, the Company announced Mr. Boal’s intention to retire as CEO by December 31, 2022 and his decision to not stand for re-election as a Class II member of the Board of Directors.

(2)	Ms. Strayer resigned as CFO and Treasurer effective April 5, 2022.

(3)
Mr. Krepsik joined the Company as Chief Analytics Officer effective April 26, 2021, and was promoted to the role of Chief Technology Officer on June 1, 2021. On March 24, 2022, the Company announced Mr. Krepsik will assume office as the Company’s next CEO upon Mr. Boal’s retirement as CEO.

Business Overview
Business Description
Quotient is an industry leading digital media and promotions technology company that creates cohesive omnichannel brand-building and sales-driving opportunities to deliver valuable outcomes for advertisers, retailers and consumers. The Quotient platform is powered by exclusive consumer spending data, location intelligence and purchase intent data to reach millions of shoppers daily and deliver measurable, incremental sales.
Our customers consist primarily of consumer-packaged goods (“CPG”) companies and their brand marketers (together referred to as “advertisers”) who want to drive sales and positive brand engagement with shoppers. Our digital marketing platform is designed to produce returns on marketing investment for advertisers by utilizing consumer behavior and intent data to deliver the right marketing message to the right shopper at the right time, through multiple touchpoints while they are engaged online, out of home and in-store.
Quotient partners with leading advertisers and retailers, including Clorox, Procter & Gamble, General Mills, Unilever, CVS, Dollar General and Peapod Digital Labs, a company of Ahold Delhaize USA.

Business Performance
2021 was a year of progress for Quotient – both financially and operationally. Despite the challenges associated with the global pandemic, we continued to execute on our transformation, and we entered 2022 as a stronger, more agile, more efficient and better positioned company, ready to deliver sustainable and profitable growth in the future.
Some of our financial and strategic highlights from 2021 include:

•	We generated annual revenues in 2021 of $521.5 million, up 17% over the prior year.

•
We generated $40.6 million in Adjusted EBITDA in 2021
1
, lower from the prior year due to investments made to increase operational efficiency, business model changes to become more competitive, and the impact of supply chain issues that led CPG customers to broadly pull back on promotional spending.

•
We evolved our network partner model in order for partnerships to be more aligned to our objectives of delivering balanced and profitable growth, along with greater value to our partners. Some of our recently announced additions to our promotions network include Microsoft, Figg, and Redbox, while partners such as AutoZone have joined our retailer network.

•
During the first quarter of 2021, we introduced a new offering, our Duration-Based National Promotions solution. We believe this pricing and delivery model change is beneficial to our retailer partners and advertisers as it is outcome-based and permits aligning promotional spend with merchandising plans. Duration-based pricing promotions revenue represented approximately 32% of national promotions revenue during the fourth quarter of 2021, and we expect that percentage to increase in the upcoming quarters.

•
Our Promotion Amplification offering has demonstrated strong sales lift and has expanded opportunities with both existing customers and new ones. We believe Promotion Amplification marks the beginning of the end of the paper circular, and feedback from both CPGs and retailers continues to be strong. Hundreds of millions of dollars are spent producing the weekly paper circular, and both retailers and CPGs would rather those dollars find their way to shoppers, increasing the return on investment (ROI) of that spending amount significantly.

•
In the third quarter of 2021 we introduced self-service capabilities on some of our media products related to sponsored search. With self-service campaigns, the customer decides on campaign objectives and the digital properties on which to place advertisements. We believe moving more business to self-service and away from managed services will enable us to grow more profitably by utilizing the power of our platform technology and reducing the manual effort and overhead expenses associated with managed-service campaign execution.

•
Beginning in the fourth quarter of 2021, we began rolling out a change to our business model with respect to retailer-specific promotion or media campaigns (also known as shopper campaigns). In the new shopper model, we sell shopper campaigns to advertisers on behalf of retailers, who set pricing and determine how shopper media and promotions campaigns are executed through our platforms and network. Under generally-accepted accounting principles, in this model we are the “agent” of the retailers, who are our customers and pay us for the use of our platforms and services. This business model change is designed to provide several benefits to retailer customers including improved pricing transparency and control over the shopper marketing campaign’s prospects for success. We expect this business model change and increased self-service to improve our gross margins in media (though not changing gross profit dollar), with this change benefiting a product category which has historically had lower gross margins.

Below is a summary of our financial performance for Fiscal 2021, in comparison to previous fiscal years:

1
For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, please see the section titled “Executive
Compensation—Non-GAAP
Financial Measure and Key Operating Metrics” below.

For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, please see the section titled “Executive
Compensation—Non-GAAP
Financial Measure and Key Operating Metrics” below.
Compensation Overview
Annual Meeting Results 2021
Following feedback from our stockholders in 2020, the Company made significant changes to our executive compensation programs for the 2021 fiscal year. We were responsive to investor concerns around our approach to pay-for-performance
and took swift action to implement substantial changes to our compensation practices and disclosure.
Most notably, in 2021, we restructured our program such that 50% of each NEO’s long-term equity incentive grant was made subject to the Company achieving two quantitative performance objectives over a three-year performance period. The three-year targets are aggressive but in alignment with the Company’s three-year financial plan.
Additionally, we revised our peer group to better reflect companies with similar business characteristics and size in terms of market capitalization and revenue. We also enhanced disclosure around our Annual Incentive Plan design and further described how it supports our pay-for-performance
philosophy.
We believe that these changes to our executive compensation approach reinforced pay-for-performance
alignment and addressed stockholder concerns moving forward. Our 2021
“say-on-pay”
proposal received 96% approval, indicating strong stockholder support.
The Company continues to review our
pay-for-performance
philosophy to ensure our compensation programs remain motivational for executives, competitive in the market and against our peer comparator group, and aligned with stockholder interests, feedback, and expectations.
Philosophy
The overall objective of our executive compensation programs is to pay our executive officers competitively and equitably in a way that aligns our business and financial goals, and ties back to overall Company and individual performance. The primary objectives of our executive compensation programs for our NEOs are:

Pay-for-Performance	A significant portion of pay for executive officers is
at-risk
and performance-based with metrics that align total compensation with the Company’s sustainable growth strategy and values, annual financial objectives, and performance of our stock price.
At-risk
compensation includes short-term cash and performance-based equity awards as long-term incentives.
Alignment with Stockholders	Our compensation programs align executive officers’ interests with those of our stockholders, by providing equity-based forms of compensation and tying pay to Company and stock performance. We maintain stock ownership guidelines for all executive officers, and we remain committed to a culture of shared success through long-term equity awards. In response to stockholder feedback, we awarded a portion of the 2021 equity grant to performance-based RSUs, and we are continuing to utilize performance-based RSUs in equity grants to executive officers in 2022.
Competitive Appeal	Our compensation programs are designed to attract, reward, and retain talented and highly qualified executive officers whose abilities and alignment to our values are critical to our success. We use market-based pay information to align each executive officer’s compensation to their position, responsibilities, and impact.
Drive Sustainable Growth	We use our compensation programs to invest in and reward talent with the greatest potential to drive the long-term growth of our Company, while holding employees accountable to the Company’s strategy and values.
Strong Governance Practices

We Do	We Don’t
✓ Review compensation programs annually with the Compensation Committee	× Provide single trigger change in control severance benefits

✓ Maintain stock ownership guidelines for all NEOs	× Permit hedging or pledging of equity securities

✓ Emphasize long-term equity in NEO pay mix	× Provide perquisites (other than in connection with relocation)

✓ Engage independent compensation consultant	× Provide tax gross-up payments

✓ Ensure a significant portion of executive pay is “at-risk” dependent on company and/or stock price performance
Compensation Elements
Our compensation program consists of base salary, annual incentive and long-term incentive. Each year the Compensation Committee reviews, for each NEO, the target opportunity value of each of these three elements which we refer to as “Base Salary”, “AIP Target Opportunity”, and “LTI Opportunity”. We refer to the aggregate of the target opportunity value of each element as Total Direct Compensation (“TDC”). The Compensation Committee considers market practices, the criticality of the role to the business, retention objectives as well as other factors such as company and individual performance to determine the appropriate TDC for each NEO and the mix of each element in the total. Each element is described in the table below.

Element	Purpose	Characteristics
Base Salary	Attract and retain talent	• Fixed: 100% cash • Size reflects market benchmarking, role responsibility, experience and individual performance and criticality to our success
Short-Term Incentive ( Annual Incentive Plan (“AIP”))	Motivate and reward accomplishment of short-term business goals
•  Variable: 100% cash
•  AIP Target Opportunity reflects market practice expressed as % of base salary
•  Payouts are fully formulaic
•  In 2021, metrics were revenue and Adjusted EBITDA each weighted at 50% to align with our strategy and with a 75% blended achievement threshold required for payout in order to align with stockholder interest

Long-Term Incentive (Long-Term Incentive (“LTI”))	Motivate and reward sustainable long-term performance Align delivered pay to returns experienced by stockholders Attract and retain talent
•  Variable: 100% equity
•  LTI Opportunity is sized based on market practices, role responsibility, retention objectives, and individual performance
•  Denominated 50% in time-based RSUs and 50% in performance-based RSUs based on market best practices and aligned with stockholder interest
•  2022 performance-based RSUs are measured against Gross Margin attainment with a stock price modifier

A significant proportion of each NEO’s target TDC is variable and at-risk
due to its dependence on the achievement of preset, objective and quantitative performance goals in the Annual Incentive Plan and long-term incentive awards based on the Company performance, as shown in the charts below.
The charts below reflect the mixture of Base Salary, AIP Target Opportunities, and LTI Opportunities for each of the NEOs.

(1)
Compensation Pay Mix is representative of 2021 total target compensation. Total target compensation for Mr. Krepsik is reflective of his pay after his June 1, 2021 promotion to Chief Technology Officer.

(2)	2022 Long Term Incentive target for CEO and other NEOs is denominated in 50% performance-based RSUs and 50% time-based RSUs.
How Pay Decisions Are Made
The Compensation Committee follows a robust annual cycle to plan and review philosophy, goals, and execution of our executive compensation programs to ensure they align with company objectives and strategy. Typically our CEO makes compensation recommendations for NEOs and other members of the executive leadership team for consideration and approval by the Compensation Committee in Q1 each year. The CEO does not participate in recommendations or discussions relating to his own compensation.

The Compensation Committee, with the assistance of an independent consultant, considers multiple factors including peer group and market survey data, company and individual performance, stockholder feedback, and judgment on what is in the best interests of the Company in making recommendations on CEO pay for approval by the Board.
Highlights from our annual schedule are outlined in the below table.

Timing	Focus Areas

Q1
•  Evaluated business performance and financial metrics for the prior fiscal year under the Annual Incentive Plan (AIP)

•  Discussed individual contributions, performance, and future potential of NEOs to determine compensation adjustments and overall pay mix targets

•  Finalized new Long-Term Incentive Program (“LTI Program”) for NEOs based on stockholder feedback, updating plan to include Performance Restricted Stock Units

•  Aligned on performance measures, targets, and plan design for the AIP and any performance-based equity metrics

Q2	• Completed market review of Change in Control agreement provisions to ensure market competitiveness and internal equity • Analyzed annual Compensation Program Risk Assessment

Q3
•  Reviewed annual meeting results including 96% approval of
“say-on-pay”
advisory vote from stockholders

•  Evaluated and set peer comparator group to be used for the upcoming compensation cycle

•  Reviewed talent and leadership development goals and progress against succession planning objectives for future leadership

Q4
•  Benchmarked compensation programs against peer comparator group to further prepare for pay decisions for the coming year

•  Discussed equity strategy and approach for 2022 and beyond

•  Reviewed performance and learning culture goals and progress against performance planning objectives for executive leadership

Peer Group
When evaluating executive compensation, the Compensation Committee reviews the pay practices and pay levels in a comparative group of companies of similar size and business sector to Quotient. We review the peer group annually for relevance and alignment with best practices and investor preferences. The peer group and the compensation assessment is just one input into the Company’s policy setting and pay decisions that is considered by the Compensation Committee. The selection criteria for inclusion in the 2021 peer group are summarized in the table below.

Element	Description	Criteria
Industry/Sector	The markets in which the Company competes for product success and talent.
Public
US-based
software-as-a-service
companies, marketing services companies, and interactive media & services companies.

If possible, companies with corporate headquarters in key technology hub locations.

Revenue	Trailing Twelve Month (“TTM”) revenue is within a comparable range of Quotient’s revenue.	Generally between 0.5x to 3.7x ($300M to $1.6B) of Quotient revenue.
Market Capitalization	Market capitalization is within a comparable range of Quotient’s market capitalization.	Generally between 0.5x to 4.0x ($300M to $3.0B) of Quotient market capitalization.
The peer group data analysis includes target base salary, annual incentive and long-term award values for similarly situated executives at the 25 th
, 50
th
, and 75
th
percentiles. In selecting the peer companies, the Compensation Committee tries to place the Company at or near the median or 50 th
percentile for revenue as a proxy for business scale given market volatility in valuations. At the time that the peer group was approved, the Company was at the 46th percentile for revenue.
The peer group data may also be supplemented with other relevant market data supplied by our independent compensation consultant, Aon’s Human Capital practice, a unit of Aon plc (the “Compensation Consultant”) that reflect companies of a similar profile as the peer group from broader survey data. This data is used, in addition to the peer group data, to ensure a relevant sample for informing pay decisions. The Compensation Committee looks at the peer group as part of its annual review and will continue to adjust the peers as appropriate.
In the third quarter of 2020, the Compensation Committee approved the peer group to be used to examine executive pay levels, pay mix and pay policies for setting the go-forward
program for the NEOs in 2021. Based on ongoing feedback from stockholders that revenue and market cap comparisons may be too aggressive, the 2021 peer group was updated to include a more balanced approach to peer comparison. Drawing from an analysis from the Compensation Consultant, the Committee approved the peer group selection criteria, and agreed to update the peer group revenue range and market cap, to align more closely to Quotient’s projected revenue.
The peer group companies for 2021 pay decisions are listed below
(1)
.

2U, Inc.	LivePerson, Inc.	Stamps.com Inc.
8x8, Inc.	QAD (2)	TripAdvisor (2)
Benefitfocus, Inc.	QuinStreet, Inc.	TrueCar, Inc.
Box, Inc.	Rapid7, Inc.	Workiva (2)
Cloudera, Inc.	Shutterstock, Inc.	Yelp Inc.
Cornerstone OnDemand, Inc.	SPS Commerce, Inc.	Zuora (2)

(1)	Five9, Grubhub LogMein, Q2, and TradeDesk were removed from the peer group based on revenue and market capitalization comparison.
(2)	QAD, TripAdvisor, Workiva, and Zuora are new members of the peer group selected in 2020 based on industry, revenue, and market capitalization comparison.
Compensation Elements
Base Salary

Base pay is fixed compensation delivered in return for
day-to-day
job responsibilities, leadership skills and experience. Our goal is to provide base salary compensation that is market competitive in comparison with roles of similar size and business-decision authority in our industry. Market competitive base pay helps to attract and retain executive talent. The Compensation Committee reviews each NEO’s base salary annually considering market comparisons, prevailing market conditions, role scope, individual experience and performance, and internal equity.
During the annual compensation review process the Compensation Committee approved no change in base pay to Mr. Boal. The Compensation Committee determined that while it is imperative to continue to align Mr. Boal’s compensation to market levels, compensation opportunities for the Chief Executive Officer should be focused on a competitive pay mix and performance results through incentive pay metrics.
The Committee did approve small increases to base pay for Mr. Raskin and Ms. Chen as a reflection of their individual performance as well as role scope and compensation compared to peer group companies. Mr. Krepsik was hired on April 26, 2021, with an initial base salary of $350,000, which the Compensation Committee believed was commensurate with his role as Chief Analytics Officer. When Mr. Krepsik was promoted on June 1, 2021 to Chief Technology Officer, his compensation was adjusted to reflect the change in responsibilities. This included an increase to base pay.

Named Executive Officer	Base Salary as of December 31, 2020	Base Salary as of December 31, 2021	% Change
Steven Boal	$500,000	$500,000	—%
Scott Raskin	$450,000	$465,000	3%
Pamela Strayer	$450,000	$450,000	—%
Matthew Krepsik (1)	$—	$375,000	—%
Connie Chen	$375,000	$380,000	1%
Annual Incentive Plan
Purpose
The purpose of the Annual Incentive Plan (AIP) is to:

•	motivate and reward accomplishment of short-term business goals;

•	align executive focus on balanced revenue and Adjusted EBIDTA results.
Metrics
At the beginning of 2021, the Board, following a recommendation from the Compensation Committee, approved the AIP plan’s metrics and the performance targets that governed payouts. The Committee selected revenue and Adjusted EBITDA
2
(see note below for definition)
metrics, with such factors weighted equally.
The Committee believes that this selection provided the appropriate balance of growth and profitability as the short-term focus for the executive team and was well aligned with stockholder priorities.
Performance targets were established for each metric that were intended to be challenging yet achievable with focus and strong execution. The targets were set to align with the annual operating plan and the full year guidance provided in Q1 2021.

2
The Compensation Committee recommended and the Board approved revenue and Adjusted EBITDA as the corporate financial performance measures that supported our annual operating plan. We define (i) “revenue” as GAAP revenue as reflected in our quarterly and annual financial statements; and (ii) “Adjusted EBITDA” as net income (loss) adjusted for stock-based compensation, depreciation and amortization, interest expense, other income (expense) net, provision for (benefit from) income taxes, net change in fair value of escrowed shares and contingent consideration, enterprise resource planning software implementation costs, charges related to certain acquisition related costs, impairment of capitalized software development costs and restructuring charges, and as applicable, other special items.

AIP Target Opportunities & Payment Methodology
In 2021, with the creation of performance-based equity awards as part of our LTI Program, and in alignment with short-term incentive plans of peer group companies, the Compensation Committee agreed that the short-term AIP would be denominated 100% in cash. This approach is representative of a balanced pay mix for our executives, and is also in alignment with market benchmarks for total target cash compensation as compared to our peer group companies.
The Compensation Committee reviewed incentive opportunity at target for each NEO based in part on the market practices of similarly situated companies, the criticality of the role to the Company in the context of internal peer comparisons as well as the overall total direct compensation objectives for the business. Based on this review, it was determined that the target opportunity percentage for each executive (other than Mr. Krepsik, who was hired in 2021) would remain unchanged for the 2021 AIP. The target is expressed as a percentage of base salary as outlined below.

NEO	2020 Target Incentive as % of base salary	2021 Target Incentive as % of base salary
Steven Boal	100%	100%
Scott Raskin	100%	100%
Pamela Strayer	75%	75%
Matthew Krepsik (1)	—%	75%
Connie Chen	60%	60%

(1)
Mr. Krepsik’s bonus opportunity is reflective of his compensation at the time of promotion to the Chief Technology Officer role. Upon promotion, his bonus opportunity moved from 60% to 75%. His annual bonus was pro-rated
to reflect the portion of the year during which he was employed with the Company, as well as the bonus opportunity applicable to him prior to and following his promotion to the role of Chief Technology Officer.

Plan Formula
At the start of the year, the Compensation Committee approved the goals and performance levels to be evaluated under the plan. Revenue and Adjusted EBITDA are considered key to the underlying health of the business and aligned with long-term stockholder success. Achievement in each metric was assessed and expressed as a percentage of the target, weighted equally (at 50% for each metric). At the end of the year, performance was evaluated against the pre-established
goals. The Compensation Committee believes that this focus on growth and profitability provides for balanced decision making and business discipline.
Payout under the AIP is determined as the average of the Company’s attainment of Revenue and Adjusted EBITDA metrics. Under this blended performance calculation, both metrics together must achieve a threshold of 75% to fund an incentive payout. The results are then correlated to a payout scale to determine the final payout against plan. The Revenue performance scale above and below target is narrowed such that threshold and maximum milestones are approximately 93% and 107% respectively, corresponding to funding levels of 75% and 125% respectively. This funding curve reflects our commitment to pay for strong performance, while not motivating excessive risk-taking by leaders. At the time that the goals were set, the Committee believed that the threshold, target and stretch goals would require significant operating performance by the business leaders.
The Compensation Committee believes that balanced financial metrics for incentive compensation continue to drive business performance aligned to continued growth and profitability. The Revenue and Adjusted EBITDA targets are consistent with the Company’s strategic goals and are designed to be challenging, yet achievable with strong performance.
In 2021, the Company was working through a business transformation, which resulted in accounting changes that moved revenue recognition of certain products from gross revenue to net revenue. As our business evolves, we may offer new capabilities, pricing, service models, process and delivery methods to advertisers and retailers. These new capabilities may continue to change the way we generate and/or recognize revenue, which could impact our operating results. As a result of these changes, and the application of the accounting rules relating to such changes, in 2021 we began recognizing certain media revenue on a net basis. We assumed that such revenue would be recognized on a gross basis when setting the AIP revenue target.
Despite this change in revenue recognition methodology, the Committee did not adjust the AIP targets. However, as part of the final calculation, the Committee approved a final revenue achievement that aligned to the original gross revenue-recognition assumption for the subset of 2021 revenues that was affected by this accounting methodology change.

The following tables summarize the performance – payout formula as it was applied in 2021.

2021 AIP Performance Payout Scale
Achievement	Revenue Attainment	Adjusted EBITDA Attainment	Payout %
Maximum	585M	83M	125%
Target	545M	66M	100%
Threshold (1)	505M	50M	75%

(1)	Either metric can fall below 75% of target and the plan will still pay out, as long as average of both metrics is above the 75% threshold.

Actual 2021 AIP Performance Achievement
Metric	Target $M	Actual Achievement		Weight %	Weighted Blended Achievement %
		$M	%
Revenue	545	526	88%	50%	44.0%
Adjusted EBITDA	66	41	62.0%	50%	31.0%
Blended Performance					75.0%
Actual Annual Incentive Payouts
Final financial performance for 2021 funded the Annual Incentive Plan (AIP) at 75% as outlined in the plan design. The Compensation Committee approved the cash payment based on financial results as compared to the plan design.
The NEO payout awards were denominated in cash in accordance with the plan design described above and as outlined in the following table. We did not apply an individual performance factor into the final calculation, preferring to hold all executive leaders accountable to total company performance.

Name	Target Opportunity $	Payout %	Payout Value $
Steven Boal	500,000	75%	375,000
Scott Raskin (1)	465,000	75%	345,977
Pamela Strayer	337,500	75%	253,125
Matthew Krepsik (2)	281,250	75%	138,198
Connie Chen (1)	228,000	75%	170,446

(1)	Payout for Mr. Raskin and Ms. Chen was pro-rated to account for their change in base salary effective April 1, 2021.
(2)
Payout for Mr. Krepsik was
pro-rated
for his April 26, 2021 hire date and his AIP target was also prorated based upon the bonus opportunity applicable to him during his time as his Chief Analytics Officer and then his promotion as Chief Technology Officer effective June 1, 2021.

Long-Term Incentive Program
Purpose
Long-term incentive awards are denominated 100% in equity to:

•	motivate and reward sustainable long-term performance;

•	align delivered long-term pay with the returns experienced by stockholders; and

•	attract and retain talent.

Program Design & Metrics
Following its comprehensive review of executive compensation programs in 2020 in response to stockholder feedback, the Compensation Committee implemented a new LTI program for executive team members in 2021.
The LTI program was enhanced by introducing objective, quantitative performance conditions to the vesting of awards, making a portion of the equity awards performance-based restricted stock units (“PSUs”).
Fifty percent of each NEO’s 2021 annual LTI grant is subject to the Company achieving two quantitative performance objectives over a three-year period, as described in further detail below. The Compensation Committee selected Gross Margin dollars combined with a stock price modifier to govern payouts. The three-year targets are challenging but in alignment with the three-year financial plan.
The grant of the PSUs is intended to create a multi-year performance assessment with goals set at threshold, target, and maximum payout. The threshold for payment with respect to the PSU awards is set at 75% attainment of the Gross Margin goal, with maximum payout capped at 200% against the Gross Margin goal. At the end of the three-year assessment period, any achievement below threshold would result in no payout and all PSUs would be forfeited.
The stock price modifier metric was designed to further align executive incentive to stockholder interests and was deemed to be a stretch goal with significant effort required to achieve targets. Further, meeting or exceeding the stock price hurdle would have no impact on the PSU payout, but not achieving the stock price goal would reduce the final payout by 20%, regardless of achievement against the Gross Margin metric.
As part of a transition from a
one-year
program to a multi-year program, the 2021 LTI program includes an evaluation of performance at the end of year 2 to create alignment to sustained improvement in Gross Margin dollars if specific targets are achieved at that point. If Gross Margin target metric(s) were achieved at the
2-year
intermediate assessment, executives would earn a portion of their PSUs in advance. Further detail of the performance conditions applicable to the PSU awards is outlined in the following table.

Goal	Metric	Plan Characteristics & Payout
Assess Operating Performance	Gross Margin Dollars
Aligned to 3 year operating plan

•  Metrics set at threshold, target, and maximum

•  Broad payout range at target to avoid consequences for performance close to target

•  Gross Margin performance will be assessed at interim
2-year
mark and if
at-or-above
target, an interim payout would be earned

Align to Stockholder Interest	Stock Price Modifier	Aligned to stockholder interest • Intended to be an aggressive goal • Avoids volatility of point-in-time measurements • Mitigates exposure to extraordinary impacts in final assessment year
The remaining fifty percent of each grant was denominated in the form of RSUs subject to time-based-restrictions with a four-year ratable vest, consistent with the 2020 LTI program approach. The Compensation Committee believes that RSUs help stabilize retention during periods of stock price volatility.
Upon vesting, the PSU and RSU awards become settled in the form of common stock of the Company.
Target Opportunities
When determining the size of the awards, the Compensation Committee considers the executive’s position and responsibilities, their equity holdings, potential incentive and retention value, competitive market data, the executive’s anticipated future contribution to our success, and internal pay equity. Equity awards are also designed to ensure that executives’ long-term interests are aligned with stockholders’ interests.

Generally, all equity awards granted by the Compensation Committee have the grant date and vesting commencement date of the first of the month following approval. All annual grants of RSUs vest quarterly over four years from the vesting commencement date. All new hire grants of RSUs will vest
1
⁄
4
after one year and then vest quarterly over the following three years. All equity awards granted to our executive officers are subject to our Stock Ownership Guidelines.
The Compensation Committee established opportunity targets for each NEO based on a review of the market data provided by the Compensation Consultant, individual performance, current equity holdings, dilution relative to market practice, and total direct compensation mix.
The table below shows the approximate grant date fair value of the PSU and RSU grants approved by the Compensation Committee, as well as the number of shares of Company common stock which the NEO is eligible to receive upon vesting of such grant.

2021 LTI NEO Grants
Name	RSUs (1)		PSUs (2)		Total LTI
	$	#	$	#	$
Steven Boal	2,500,000	177,809	2,500,000	177,809	5,000,000
Scott Raskin	1,400,000	99,573	1,400,000	99,573	2,800,000
Pamela Strayer	1,400,000	99,573	1,400,000	99,573	2,800,000
Matthew Krepsik (3)	1,428,000	85,000	974,100	85,000	2,402,100
Connie Chen	750,000	53,342	750,000	53,342	1,500,000

(1)
The Compensation Committee approved equity awards for the executive officers (other than Mr. Krepsik) with a fixed grant date dollar value. The number of units granted subject to the PSU and RSU was determined based upon the closing stock price of the Company’s common stock on the grant date (March 1, 2021), which was $14.06.

(2)
This table reflects the number of shares of Company common stock payable to the NEOs with respect to the PSU awards based upon achievement of target performance levels. Due to the rules for how the grant date fair value of long-term incentive awards must be calculated for GAAP accounting purposes, the 2021 Summary Compensation Table does not reflect the same PSU values as this table. PSUs shown here are also not reflective of actual payout amounts, which will still be determined at the close of the specific measurement period. Actual payout could be greater or less than what is illustrated here, dependent on the outcome of the applicable LTI performance metrics.

(3)
As a new hire, Mr. Krepsik was granted RSUs representing a right to receive 85,000 shares on May 1, 2021. This award will (i) fully vest with respect to 10,000 RSUs on May 1, 2022, and (ii) with respect to the remaining 75,000 RSUs will vest with respect to 25% of such RSUs on May 1, 2022, and in equal quarterly installments thereafter until May 1, 2025. Upon promotion to Chief Technology Officer on June 1, 2021, Mr. Krepsik was awarded an additional 85,000 shares denominated in PSUs to align him to the LTI all executives participate in. His PSUs will follow the same terms of the program with respect to performance metrics as outlined above.

2022 Compensation Changes
Following its review of the executive compensation program and the Company’s long-term business strategy, and in response to feedback from stockholders, the Compensation Committee approved the changes described below effective for 2022. Because these changes went into effect in 2022, their impact will not be reflected in this
Form10-K/A;
rather, their impact will be reflected in the 2023 proxy statement.
Revisions to Peer Group for Pay Decisions in 2022
In accordance with our normal practice, the Compensation Committee reviewed a peer group analysis prepared by Compensation Consultant to support pay decisions in 2022. As a result, the Compensation Committee adjusted the peer group criteria for revenue and market capitalization to better align to Quotient’s financial growth metrics. No changes were made to the peer group companies.

Revised Peer Group Criteria for Pay Decisions in 2022

Element	Description	Current Criteria	2022 Criteria
Revenue	Trailing Twelve Month (“TTM”) revenue is within a comparable range of Quotient’s revenue.	Generally between 0.5x and 4.0x ($200M to $1.6B) of Quotient revenue.	Generally between 0.5x and 3.7x ($300M to $2B) of Quotient revenue.
Market Capitalization	Market capitalization is within a comparable range of Quotient’s market capitalization.	Generally between 0.5x and 4.0x ($500M to $4.0B) of Quotient market capitalization.	Generally between 0.5x and 4.0x ($500M to $4.1B) of Quotient market capitalization.
Compensation Approach 2022
Base Pay and Bonus Opportunities
Following a thorough annual review of market data and peer group companies, the CEO proposed and the Compensation Committee agreed not to change base pay or Annual Incentive Plan (AIP) targets for NEOs in 2022. In determining compensation for our NEOs, the Compensation Committee considers many variables each year when determining any respective changes to base pay, including recommendations from the CEO.
The Compensation Committee believes that continued focus on
pay-for-performance
through
at-risk
incentive compensation is highly motivational for Quotient executives and further aligns company strategy to stockholder interest.
Compensation Committee Role
The Compensation Committee regularly reviews the philosophy and goals of our executive compensation programs to ensure they align with company objectives and strategy. Typically, our CEO makes compensation recommendations for NEOs and other members of the executive leadership team for approval by the Compensation Committee. The CEO does not participate in recommendations nor discussions relating to his own compensation.
The Compensation Committee, with the assistance of an independent consultant, considers multiple factors including market data from a defined peer group, broader survey data reflecting companies of a similar profile, company and individual performance, stockholder feedback, and judgement on what is in the best interests of the Company in making recommendations on CEO pay for approval by the Board.
Independent Compensation Consultant
The Compensation Committee retained the Compensation Consultant, Aon, to assist in providing market data, analysis and advice on executive and director compensation, and related governance matters, as an independent advisor. Aon and its affiliates did not provide any services to Quotient in 2021 other than executive and director compensation consulting for the Compensation Committee.
The Compensation Committee determined that Aon, as well as its lead individual consultant that advises Quotient, satisfied the independence factors specified in the NYSE listing rules. The Committee also determined that the work performed by Aon in 2021 did not raise any conflict of interest.
Stock Ownership Guidelines
Under our stock ownership guidelines, the CEO and all other NEOs are expected to accumulate and maintain a meaningful level of share ownership. Shares may be owned directly, owned jointly with or separately by the individual’s spouse, or held in trust for the benefit of the individual, the individual’s spouse or children. Under the guidelines, the CEO is expected to own shares of Quotient common stock equal to the lesser of (i) a value equal to five times the CEO’s annual base salary and (ii) 200,000 shares; and all other NEOs are expected to own shares of Quotient common stock equal to the lesser of (i) a value equal to one times his or her annual base salary and (ii) 30,000 shares. Each NEO, including the CEO, is required to meet these expectations within 5 years of first becoming subject to the stock ownership guidelines.
As of December 31, 2021, Messrs. Boal and Raskin and Ms. Chen have already satisfied the stock ownership guidelines, and we believe Mr. Krepsik is on track to meet the objective within the required time frame.

The ownership guidelines are shown in the table below.

Name	Guideline
Steven Boal	Lesser of 5 x salary or 200,000 shares
Scott Raskin	Lesser of 1 x salary or 30,000 shares
Pamela Strayer (1)	N/A
Matthew Krepsik (2)	Lesser of 1 x salary or 30,000 shares
Connie Chen	Lesser of 1 x salary or 30,000 shares

(1)	Ms. Strayer resigned from the Company effective April 5, 2022.
(2)	Mr. Krepsik was promoted to his role as Chief Technology Officer on June 1, 2021, at which time he became subject to the stock ownership guidelines.
Consideration of Risk
The Compensation Committee conducted a risk assessment of Quotient’s compensation policies and practices which included a report from the Compensation Consultant. The Compensation Committee concluded that Quotient’s compensation programs are not reasonably likely to have a material adverse impact on Quotient, its business and its value. Specifically, the Committee noted the following:

•	Good balance of fixed and variable pay does not encourage excessive risk taking

•
Good mix of short-term and long-term pay for officers prevents undue focus on short-term results, and overlapping vesting periods for equity awards exposes management to consequences of decision-making during the period in which any risks would materialize

•	Revenue and Adjusted EBITDA metrics fund the Annual Incentive Plan, and payouts are subject to a maximum cap

•	Executive compensation is reviewed annually, including updates to the peer group

•	Compensation Committee retains an independent compensation consultant

•	Robust share ownership guidelines for executive officers

•	Existence of a company-wide Code of Conduct Policy

•	Robust prohibition against short sales, hedging and pledging activity
Severance and Change of Control
We believe that severance and change of control protections play valuable roles in attracting and retaining executive officers. The Company entered into severance and change of control agreements (each a “Change of Control Severance Agreement” and collectively the “Change of Control Severance Agreements”) with Messrs. Boal, Raskin and Krepsik and Mses. Strayer and Chen. Details of the severance payments that apply in the event of terminations inside and outside a change of control period are detailed under “Potential Payments upon Termination, Change of Control or Certain Other Events”. As part of a standard periodic review, all change of control agreements underwent analysis against market and peer benchmarks. No changes were made to the Change of Control Severance Agreements with our CEO or any of our other NEOs in 2021. However, in April 2022 changes were made to the Change of Control Severance Agreements of Messrs. Raskin and Krepsik, and Ms. Chen. Pease see “Potential Payments upon Termination, Change of Control or Certain Other Events”.
Tax and Accounting Implications
Under Financial Accounting Standard Board ASC Topic 718 we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to ASC 718.
Section 162(m) of the Code places a limit of $1 million on the amount of compensation deductible by a company in any one year with respect to compensation paid to certain of its officers, called covered employees. To maintain flexibility in compensating our executive officers in a manner that promotes varying corporate goals, the Compensation Committee has not adopted a policy that all compensation must be deductible, particularly given that the Company currently carries net operating losses.

Other Benefits
Our NEOs are eligible to participate in the same broad-based retirement, health and welfare, and business expense reimbursement policies as other full-time salaried employees.
In certain circumstances, when necessary for business purposes, we may provide additional assistance for executive relocation circumstances.
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

•
Adjusted EBITDA also does not include the effects of stock-based compensation; amortization of acquired intangible assets; change in fair value of contingent consideration; interest expense; other (income) expense, net; provision for income taxes; impairment of certain intangible assets; certain acquisition related costs; restructuring charges; and a loss contingency/settlement related to a contract dispute; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently than we do, which reduces its usefulness as a comparative measure.
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

(1)
For the year ended December 31, 2021, Other includes a charge of $9.1 million related to the impairment of certain intangible assets due to the circumstances surrounding the termination of our partnership with Albertsons, and restructuring charges of $2.7 million. For the year ended December 31, 2020, Other includes a $8.8 million loss contingency/settlement related to a contract dispute with Albertsons associated with a guaranteed distribution fee arrangement, and restructuring charges of $1.5 million. For the year ended December 31, 2019, Other includes restructuring charges of $4.3 million. Restructuring charges relate to severance for impacted employees. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period, together with diligence, accounting, and legal expenses incurred related to certain acquisitions.

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
SUMMARY COMPENSATION TABLE
The following table provides information regarding all plan and non-plan
compensation awarded to, earned by, or paid to, each of our NEOs during the year ended December 31, 2021, December 31, 2020 and December 31, 2019. Except as specified, the footnote disclosures below generally relate only to compensation for 2021. We included footnotes to compensation for prior years in the proxy statements relating to those years.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)		Total ($)
Steven Boal	2021	500,000	2,499,995	—	375,000	6,000	(4)	3,380,995
Founder, Chief Executive Officer and Member of the Board of Directors	2020	500,000	2,499,986	1,999,575	—	7,032		5,006,593
	2019	441,218	1,797,900	1,500,401	—	6,552		3,746,071
Scott Raskin	2021	461,250	1,399,996	—	345,977	6,000	(4)	2,213,223
President	2020	450,000	1,849,992	1,624,655	—	57,032		3,981,679
	2019	224,567	4,267,493	4,016,217	40,018	5,874		8,554,169
Pamela Strayer (6)	2021	450,000	1,399,996	—	253,125	—		2,103,121
Former CFO & Treasurer	2020	450,000	168,743	—	—	100,552		719,295
	2019	75,000	1,499,999	1,499,613	—	92		3,074,704
Matthew Krepsik (5)	2021	254,545	1,388,900	—	138,198	6,000	(4)	1,787,643
Chief Technology Officer and Chief Executive Officer - Designee
Connie Chen	2021	378,750	749,989	—	170,446	6,000	(4)	1,305,185
GC, Compliance Officer and Secretary	2020	368,804	712,492	599,871	—	6,552		1,687,719

(1)
The amounts reported in this column for 2021 reflect the aggregate grant date fair value of RSUs and PSUs granted during the year as computed in accordance with FASB ASC Topic 718. The assumptions used to calculate these amounts are discussed in Note 10 to our notes to consolidated financial statements included in our Annual Report on Form
10-K
as of December 31, 2021, as filed with the SEC on March 1, 2022. In accordance with SEC rules, the amounts included in this column for the PSU awards granted during 2021 are calculated based on the probable outcome of the performance conditions. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Note that the amounts reported in this column reflect the accounting cost for these stock awards, and do not correspond to the actual economic value that may be received by the NEOs from them. The value of the PSUs granted in 2021, assuming that the highest level of performance conditions will be achieved, is as follows: $4,722,607 for Mr. Boal, $2,644,659 for Mr. Raskin, $2,644,659 for Ms. Strayer, $1,700,000 for Mr. Krepsik, and $1,416,777 for Ms. Chen.

(2)	The amounts reported in this column for 2021 reflect the aggregate grant date fair market value of the options granted during the year, as computed in accordance with FASB ASC Topic 718.
(3)
The amounts reflected in this column for 2021 represent cash payments earned under our Annual Incentive Plan. For more information please see “
Executive Compensation - Compensation Elements – Annual Incentive Plan.
”

(4)	The amount reported represents 401(k) matching contributions.
(5)	Mr. Krepsik was hired as Chief Analytics Officer effective as of April 26, 2021, and was appointed the Company’s Chief Technology Officer in June 2021.
(6)	Ms. Strayer resigned as CFO and Treasurer effective April 5, 2022.

GRANT OF PLAN-BASED AWARDS
The following table provides information regarding grants of plan-based awards to our NEOs during Fiscal 2021:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value of Stock And Option Awards ($) (4)
Steven Boal	—	375,000	500,000	625,000	—	—	—	—	—
	3/1/2021	—	—	—	133,356	177,809	355,618	—	—
	3/1/2021	—	—	—	—	—	—	177,809	2,499,995
Scott Raskin	—	348,750	465,000	581,250	—	—	—	—	—
	3/1/2021	—	—	—	74,679	99,573	199,146	—	—
	3/1/2021	—	—	—	—	—	—	99,573	1,399,996
Pamela Strayer	—	253,125	337,500	421,875	—	—	—	—	—
	3/1/2021	—	—	—	74,679	99,573	199,146	—	—
	3/1/2021	—	—	—	—	—	—	99,573	1,399,996
Matthew Krepsik		210,938	281,250	351,563	—	—	—	—	—
	8/1/2021	—	—	—	63,750	85,000	170,000	—	—
	5/1/2021	—	—	—	—	—	—	75,000	1,225,500
	5/1/2021	—	—	—	—	—	—	10,000	163,400
Connie Chen	—	171,000	228,000	285,000	—	—	—	—	—
	3/1/2021	—	—	—	40,006	53,342	106,685	—	—
	3/1/2021	—	—	—	—	—	—	53,342	749,989

(1)
In 2021, the Company changed its Annual Incentive Plan to denominate payout in 100% cash to all NEOs; therefore, all amounts reflect cash, if any, issued under the Company’s Annual Incentive Plan. These amounts represent the threshold, target and maximum cash award levels set in 2021 under the AIP.

(2)
The PSU awards, which were issued under the 2013 Equity Incentive Plan (the “2013 Plan”), are subject to vesting based upon the Company’s performance against certain performance metrics during the period beginning on January 1, 2021 and ending on December 31, 2023. The PSU awards vest with respect to 75% of the target number of PSUs for threshold performance, 100% for target performance, and 200% for maximum performance; provided that (i) up to one-third
of the maximum possible PSUs may be deemed “banked” based upon Company performance which is at or above target as of December 31, 2022, and such PSUs have the potential to become vested even in the event that performance goals have been met at less than threshold level as of December 31, 2023, and (ii) the final payment of these awards may be adjusted downward by 20% based upon the Company’s performance against certain performance metrics. The numbers reflected in this column do not reflect any 20% downward adjustment as described herein. With the exception of certain qualifying terminations of employment (as described under “Potential Payments upon Termination, Change of Control or Certain Other Events,” the executive generally must provide service through the vesting date in order to vest in his or her PSUs.

(3)
The RSUs granted under the 2013 Plan to each of the NEOs (other than Mr. Krepsik) in 2021 were granted subject to time-based vesting in quarterly installments over the four year period beginning on March 1, 2021, provided that the executive remains continually employed through each applicable vesting date. Mr. Krepsik’s May 1, 2021 award of 75,000 RSUs shall vest with respect to 25% of the award on May 1, 2022, and in equal quarterly installments thereafter until the May 1, 2025, and his May 1, 2021 award of 10,000 RSUs shall vest in full on May 1, 2022, in each case, subject to his continuous employment through each applicable vesting date.

(4)
The amounts reported in this column reflect the grant date values of stock awards made to our NEOs computed in accordance with with FASB ASC Topic 718. If the outcome of the performance conditions as of the date of grant had been maximum performance, then the grant date fair value of the PSUs would have been as follows: $4,722,607 for Mr. Boal, $2,644,659 for Mr. Raskin, $2,644,659 for Ms. Strayer, $1,700,000 for Mr. Krepsik, and $1,416,777 for Ms. Chen. The assumptions used to calculate these amounts are discussed in Note 10 to our notes to consolidated financial statements included in our Annual Report on Form
10-K
as of December 31, 2021, as filed with the SEC on March 1, 2022.

Executive Employment Arrangements
Steven Boal
We have not entered into an employment agreement with Steven Boal, our Chief Executive Officer, and his employment is at-will.
Mr. Boal’s base salary as of December 31, 2021 was $500,000 and his annual target bonus was 100% of his base salary. Mr. Boal is also eligible to participate in the employee benefit plans made available to most of our other employees.
Please see “Potential Payments upon Termination, Change of Control or Certain Other Events” for additional information.
Scott Raskin
Scott Raskin, our President since August 5, 2019, is employed with us pursuant to an offer letter dated August 5, 2019, which sets forth the terms and conditions of his employment with us. The offer letter has no specific term and constitutes at-will
employment. Mr. Raskin’s base salary as of December 31, 2021 was $465,000 and his annual target bonus was 100% of his base salary. Mr. Raskin is also eligible to participate in employee benefit plans that are generally available to most of our employees.
Please see “Potential Payments upon Termination, Change of Control or Certain Other Events” for additional information.
Pamela Strayer
Pamela Strayer, our Chief Financial Officer and Treasurer beginning November 11, 2019 who resigned from the Company effective April 5, 2022, was employed pursuant to an offer letter dated October 31, 2019, which sets forth the terms and conditions of her employment with us. This offer letter has no specific term and constitutes at-will
employment. Ms. Strayer’s base salary as of December 31, 2021 was $450,000 and her annual target bonus was 75% of her base salary. Ms. Strayer was also eligible to participate in employee benefit plans that are generally available to most of our other employees.
Please see “Potential Payments upon Termination, Change of Control or Certain Other Events” for additional information.
Matthew Krepsik
Matthew Krepsik, our Chief Technology Officer since June 1, 2021, is employed pursuant to an offer letter dated March 29, 2021, which sets forth the terms and conditions of his employment with us. This offer letter has no specific term and constitutes at-will
employment. Mr. Krepsik’s base salary as of December 31, 2021 was $375,000 and his annual target bonus was 75% of his base salary. Mr. Krepsik is also eligible to participate in employee benefit plans that are generally available to most of our other employees.
Please see “Potential Payments upon Termination, Change of Control or Certain Other Events” for additional information.

Connie Chen
Connie Chen, our General Counsel, Compliance Officer and Secretary since January 1, 2016, is employed pursuant to an offer letter dated August 19, 2013, which sets forth the terms and conditions of her employment with us. This offer letter has no specific term and constitutes at-will
employment. Ms. Chen’s base salary as of December 31, 2021 was $380,000 and her annual target bonus was 60% of her base salary. Ms. Chen is also eligible to participate in employee benefit plans that are generally available to most of our other employees.
Please see “Potential Payments upon Termination, Change of Control or Certain Other Events” for additional information.
Potential Payments upon Termination, Change of Control or Certain Other Events
We believe that severance and change of control protections play valuable roles in attracting and retaining executive officers.
Change of Control Severance Agreements
The Company entered into a Change of Control Severance Agreement with Steven Boal on August 2, 2016, as amended on May 1, 2019; with Scott Raskin on August 5, 2019; with Pamela Strayer on November 11, 2019; with Matthew Krepsik on April 26, 2021; and with Connie Chen on July 26, 2016, as amended on May 1, 2019.
On April 25, 2022, the Compensation Committee approved changes, effective May 1, 2022, to each of the Change of Control Severance Agreements for Messrs. Krepsik and Raskin and Ms. Chen (each NEO agreement, as changed or unchanged as the case may be, a “Current Change of Control Agreement,” and each agreement prior to the change, as applicable, a “Former Change of Control Agreement”). The changes to each Change of Control Agreement were approved by the Compensation Committee for the purpose of retaining our key employees, and minimizing the risk of their departure, in light of the pending proxy contest. No changes were made to Mr. Boal and Ms. Strayer’s Change of Control Agreements.
Each Current Change of Control Agreement has a three-year term, which automatically renews for successive three-year periods thereafter, and any obligations of the Company will lapse upon the end of the term. Pursuant to the Current Change of Control Agreements, if the NEO’s employment with the Company is terminated without “Cause” (as such term is defined in the Current Change of Control Agreement and summarized below) and not by reason of death or “Disability” (as such term is defined in the Current Change of Control Agreement), or in case of Messrs. Boal, Raskin and Krepsik and Ms. Strayer, if the NEO terminates their employment with the Company for “Good Reason” (as such term is defined in the Current Change of Control Agreement and summarized below), and, in any event, such termination does not occur within six months (excepting Mr. Boal and Ms. Strayer for whom the period is three months) before or twelve months after a “Change of Control” (as such term is defined in the Current Change of Control Agreement) of the Company (the “Change of Control Period”), then, provided the NEO signs and does not revoke a separation agreement and release of claims in favor of the Company and subject to the terms of the Current Change of Control Agreement, the NEO will receive benefits as summarized in the table below and described more fully in the text following the table. Under each of the Former Change of Control Agreements, the Change of Control Period commenced three months prior to a Change of Control of the Company.

Name	Termination Event	Lump Sum (% of annual base salary)	Health Coverage Lump Sum (monthly COBRA premium factor)
Steven Boal	Termination Without Cause/Resign for Good Reason	100%	x 12
Scott Raskin	Termination Without Cause/Resign for Good Reason	100%	x 12
Pamela Strayer	Termination Without Cause/Resign for Good Reason	100%	x 12
Matthew Krepsik	Termination Without Cause/Resign for Good Reason	100%	x 12
Connie Chen	Termination Without Cause	75%	x 9

As indicated in the table above, if the termination event occurs outside of the Change of Control Period, the NEO will receive the following benefits: (i) a lump-sum
payment (less applicable withholding taxes) equal to 100% for Messrs. Boal, Raskin and Krepsik and Ms. Strayer and 75% for Ms. Chen, of the NEO’s annual base salary as in effect immediately prior to the NEO’s termination date, and (ii) a taxable lump-sum
payment (less applicable withholding taxes) in an amount equal to the monthly COBRA premium that the NEO would be required to pay to continue the NEO’s group health coverage in effect on the date of NEO’s termination of employment, multiplied by twelve for Messrs. Boal, Raskin and Krepsik and Ms. Strayer and nine for Ms. Chen. Under Mr. Krepsik’s Former Change of Control Agreement, he would have received the following benefits: (i) a lump-sum payment (less applicable withholding taxes) equal to 75% of his annual base salary as in effect immediately prior to his termination date, and (ii) a taxable lump-sum payment (less applicable withholding taxes) in an amount equal to the monthly COBRA premium that he would be required to pay to continue his group health coverage in effect on the date of his termination of employment, multiplied by nine.
Pursuant to the terms of the Current Change of Control Agreement, if the NEO’s employment with the Company is terminated by the Company without Cause and not by reason of death or Disability or the NEO terminates his or her employment with the Company for Good Reason, and, in any event, such termination occurs during the Change of Control Period, then, provided the NEO signs and does not revoke a separation agreement and release of claims in favor of the Company and subject to the terms of the Current Change of Control Agreement, the NEO will receive benefits as summarized in the table below and described more fully in the text following the table.

Name	Lump sum % of annual base salary	Lump sum % of target annual incentive	Health coverage monthly COBRA premium factor	Outstanding and unvested equity at termination (1)
Steven Boal	150%	150%	x 18	100% vesting of time-vesting Equity Awards
Scott Raskin	150%	150%	x 18	100% vesting of time-vesting Equity Awards
Pamela Strayer	150%	150%	x 18	100% vesting of time-vesting Equity Awards
Matthew Krepsik	150%	150%	x 18	100% vesting of time-vesting Equity Awards
Connie Chen	100%	100%	x 12	100% vesting of time-vesting Equity Awards

(1)
As noted below, the Current Change of Control Agreements provide that for any Equity Awards which are subject to performance-based vesting, all such performance goals and other vesting criteria shall be treated as set forth in the underlying award agreement – see “Equity Incentive Awards” below for a description of the terms applicable to the PSU awards held by each NEO in the event of a termination in connection with a Change in Control.

As indicated in the table above, if the termination event occurs during the Change of Control Period, the NEO will receive the following benefits: (i) a lump-sum
payment (less applicable withholding taxes) equal to 150% for Messrs. Boal, Raskin and Krepsik and Ms. Strayer and 100% for Ms. Chen, of the NEO’s annual base salary as in effect immediately prior to the NEO’s termination date or, if greater, at the level in effect immediately prior to the Change of Control; (ii) a lump-sum
payment (less applicable withholding taxes) equal to 150% for Messrs. Boal, Raskin and Krepsik and Ms. Strayer and 100% for Ms. Chen, of the NEO’s annual bonus for the year of termination at target level, as in effect immediately prior to the NEO’s termination date, or if greater, at the level in effect immediately prior to the Change of Control; (iii) a taxable lump-sum
payment (less applicable withholding taxes) in an amount equal to the monthly COBRA premium that the NEO would be required to pay to continue NEO’s group health coverage in effect on the date of the NEO’s termination of employment, multiplied by eighteen for Messrs. Boal, Raskin and Krepsik and Ms. Strayer and twelve for Ms. Chen; and (iv) 100% of the NEO’s then-outstanding and unvested Equity Awards (as such term is defined in the Current Change of Control Agreement) will become vested in full and in the case of stock options and stock appreciation rights, will become exercisable; provided that in the case of any Equity Awards which are subject to performance-based vesting, all such performance goals and other vesting criteria shall be treated as set forth in the underlying award agreement. Under Mr. Krepsik’s Former Change of Control Agreement, he would have received the following benefits: (i) a lump-sum payment (less applicable withholding taxes) equal to 100% of his annual base salary as in effect immediately prior to his termination date or, if greater, at the level in effect immediately prior to the Change of Control; (ii) a lump-sum payment (less applicable withholding taxes) equal to 100% of his annual bonus for the year of termination at target level, as in effect immediately prior to his termination date, or if greater, at the level in effect immediately prior to the Change of Control; (iii) a taxable lump-sum payment (less applicable withholding taxes) in an amount equal to the monthly COBRA premium that he would be required to pay to continue his group health coverage in effect on the date of his termination of employment, multiplied by twelve; and (iv) 100% of the his then-outstanding and unvested Equity Awards would have become vested in full and in the case of stock options and stock appreciation rights, would have become exercisable; provided that in the case of any Equity Awards which were subject to performance-based vesting, all such performance goals and other vesting criteria would be treated as set forth in the underlying award agreement.
In the event that the severance and other benefits payable to the NEO constitute “parachute payments” under Section 280G of the U.S. tax code and would be subject to the applicable excise tax, then the NEO’s severance benefits will be either (A) delivered in full or (B) delivered to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by the NEO on an after-tax
basis of the greatest amount of benefits.
For purposes of each Current Change of Control Agreement, “Cause” means the occurrence of any of the following: (i) NEO’s conviction of, or plea of “no contest” to, a felony or any crime involving fraud or embezzlement; (ii) NEO’s intentional misconduct; (iii) NEO’s material failure to perform his or her employment duties; (iv) NEO’s unauthorized use or disclosure of any proprietary information or trade secrets of the Company, or any of its subsidiaries, or any other party to whom NEO owes an obligation of nondisclosure as a result of his or her relationship with the Company or any of its subsidiaries; (v) an act of material fraud or dishonesty against the Company or any of its subsidiaries; (vi) NEO’s material violation of any policy of the Company or any of its subsidiaries or material breach of any written agreement with the Company or any of its subsidiaries; or (vii) NEO’s failure to cooperate with the Company in any investigation or formal proceeding.

For purposes of each Current Change of Control Agreement, “Good Reason” means the NEO’s termination of his or her employment in accordance with the next sentence after the occurrence of one or more of the following events without the NEO’s express written consent: (i) a material reduction of the NEO’s duties, authorities, or responsibilities relative to NEO’s duties, authorities, or responsibilities in effect immediately prior to such reduction; (ii) a material reduction by the Company in the NEO’s rate of annual base salary; provided, however, that, a reduction of annual base salary that also applies to substantially all other similarly situated employees of the Company will not constitute “Good Reason”; (iii) a material change in the geographic location of the NEO’s primary work facility or location; provided, that a relocation of less than thirty-five miles from the NEO’s then present location will not be considered a material change in geographic location; or (iv) the failure of the Company to obtain from any successor or transferee of the Company an express written and unconditional assumption of the Company’s obligations to the NEO under the Current Change of Control Agreement. Ms. Strayer’s Change of Control Agreement and the Current Change of Control Agreement for each of Messrs. Krepsik and Raskin and Ms. Chen provide that the first clause above also includes circumstances in which such material reduction results solely by virtue of the Company being acquired or made part of a larger entity (as, for example, when the Chief Financial Officer of the Company remains as such following a Change of Control but is not made the Chief Financial Officer of the acquiring corporation). The Former Change of Control Agreements for Messrs. Krepsik and Raskin and Ms. Chen did not have the foregoing clause. In order for the NEO’s termination of employment to be for Good Reason, the NEO must not terminate employment with the Company without first providing the Company with written notice of the acts or omissions constituting the grounds for “Good Reason” within ninety days of the initial existence of the grounds for “Good Reason” and a cure period of thirty days following the date of written notice (the “Cure Period”), such grounds must not have been cured during such time, and the NEO must terminate his employment within thirty days following the Cure Period.
Equity Incentive Awards
Our 2006 Stock Plan (the “2006 Plan”) provides that if, in the event of a merger or change in control, any award is not assumed or replaced with an equivalent substitute award by the successor corporation, then such award will fully vest and be subject to settlement or will become fully exercisable, if applicable, for a specified period prior to the corporate transaction. The award will then terminate upon the expiration of the specified time period. As of December 31, 2021, no NEO held any outstanding unvested awards under the 2006 Plan.
In the event of a “Change in Control” as defined in the 2013 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2013 Plan or substitute substantially equivalent awards. Any awards which are not assumed or continued in connection with a Change in Control or are not exercised or settled prior to the Change in Control will terminate effective as of the time of the Change in Control. The Compensation Committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the Board who are not employees will automatically be accelerated in full. The 2013 Plan authorizes the Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a Change in Control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the Change in Control transaction over the exercise price per share, if any, under the award.
Under each of the Restricted Stock Unit Agreements pursuant to which the NEOs have been issued RSUs under the 2013 Plan, generally speaking, the NEO generally must be in service on the applicable vesting date in order to be eligible for vesting of the NEO’s RSUs. However, in the case of RSUs granted on or after February 3, 2021, if the NEO’s employment or service with a “Participating Group Company” (as such term is defined in the 2013 Plan) (“Service”) terminates due to death on or after the first anniversary of the date of grant, then the RSUs held by the NEO will become fully vested. In the event the executive’s Service has not terminated prior to the consummation of the Change in Control, all unvested RSUs that are not assumed or continued by the acquiror or replaced with a substitute award with respect to the acquiror’s stock in connection with the Change in Control will become fully vested as of immediately prior to the consummation of the Change in Control. If the unvested RSUs are assumed or continued following the Change in Control, the vesting of the RSUs will depend on whether the NEO has entered into a Change of Control Agreement, as described above. If the NEO has entered into a Change of Control Agreement and the NEO’s Service is terminated by the

Participating Company Group other than for “Cause” or by the NEO for “Good Reason” (as such terms are defined in the Current Change of Control Agreements) during the six month (excepting Mr. Boal and Ms. Strayer for whom it is a three month) period before or the twelve month period following a Change of Control, all unvested RSUs held by the NEO will become fully vested as of the later of the date of such termination or the date of the Change of Control. If the NEO has not entered into a Change of Control Agreement and the NEO’s Service is terminated by the Participating Group Company without Cause (including death, but excluding Disability) during the twelve month period following a Change in Control, then the RSUs will become fully vested as of the date of termination.
With respect to each of the outstanding PSU awards issued to the NEOs under the 2013 Plan, the applicable grant notices provide that in the event of the NEO’s termination of Service by reason of death occurring on or after the first anniversary of the grant date (but prior to a Change in Control), the number of PSUs associated with a 100% payout percentage shall become vested and settled on the first of the month following such termination date. In the event of a termination of the NEO’s Service by reason of Disability prior to a Change in Control, a number of PSUs equal to the number of PSUs associated with a 100% payout percentage, multiplied by a percentage equal to the number of months in the performance period that the NEO was in service divided by 36 shall become vested and settled on the first day of the month following such termination date. In the event of a termination of the NEO’s Service by the Company other than for Cause (other than for death or Disability) that occurs on or after the first anniversary of the grant date (but prior to a Change in Control), a number of PSUs equal to the full number of PSUs subject to the award multiplied by a percentage equal to the number of months in the performance period that the NEO was in service divided by 36 shall become vested (to the extent, if any, based on actual performance) on the original vesting date that would have applied in the absence of the NEO’s termination. In the event of any other termination of Service prior to a Change in Control, the PSUs will immediately terminate.
With respect to each of the outstanding PSU awards issued to the NEOs under the 2013 Plan, in the event of a Change in Control, if the acquiror assumes, continues or substitutes for the award, a number of PSUs shall be deemed eligible for vesting equal to the greater of (i) actual performance against certain applicable performance metrics under the awards, determined as if the date of the Change in Control was the final day of the performance period, or (ii) a number of PSUs associated with a 100% payout percentage (such higher number of PSUs, the “CIC Eligible Units”). The CIC Eligible Units will become vested on January 1, 2024, subject to the NEO’s continued Service through such date, except that in the event of the NEO’s termination of Service during the Change of Control Period (as such term is defined in the NEO’s Current Change of Control Agreement, if applicable) by the Company without Cause or by the NEO for Good Reason (as defined in the applicable Current Change of Control Agreement) or by reason of the NEO’s death, the CIC Eligible Units will immediately become vested upon the date of such termination or, if later, the date of the Change in Control (and in the event of any other termination, will immediately terminate). In the event of a Change in Control in which the acquiror does not assume, continue or substitute for the PSU award, the CIC Eligible Units will become vested as of immediately prior to the Change in Control, subject to the NEO’s continued Service through immediately prior to such event.
Under the Stock Option Agreements pursuant to which each of the NEOs, other than Mr. Krepsik, held unvested stock options as of December 31, 2021, unvested options thereunder shall terminate immediately upon the NEO’s termination of Service, except that, if the NEO is a party to a Change of Control Agreement, and the NEO’s Service is terminated by the Participating Company Group other than for “Cause” or by the NEO for “Good Reason” (as such terms are defined in the Current Change of Control Agreements) during the six month (excepting Mr. Boal and Ms. Strayer for whom it is a three month) period before or the twelve month period following a Change of Control, all unvested Options will become fully vested as of the later of the date of termination or the date of the Change of Control.
The following table sets forth the estimated incremental payments and benefits that would have been payable to our NEOs in different termination scenarios under each NEOs Former Change of Control Agreement, assuming that the triggering event occurred on December 31, 2021. Due to the number of factors that affect the nature and amount of any potential payments or benefits, actual payments and benefits may differ from those presented in the table below.

Name	Scenario	Cash Severance ($)	COBRA Benefits($)	RSU & PSU Awards ($) (1)	Option Awards ($) (2)	Total ($)
Steven Boal	Termination Without Cause/ Resignation for Good Reason	500,000	37,570	—	—	537,570
	Termination for Death	—	—	—	—	—
	Termination for Disability	—	—	439,776	—	439,776
	Termination without Cause or Resignation for Good Reason during the Change of Control Period	1,500,000	56,355	3,761,784	—	5,318,139
	Termination for Death During the Change in Control Period	—	—	1,319,343	—	1,319,343
	Change of Control	—	—	3,761,784	—	3,761,784
Scott Raskin	Termination Without Cause/ Resignation for Good Reason	465,000	26,631	—	—	491,631
	Termination for Death	—	—	—	—	—
	Termination for Disability	—	—	246,277	—	246,277
	Termination without Cause or Resignation for Good Reason during the Change of Control Period	1,395,000	39,947	3,866,020	39,452	5,340,419
	Termination for Death During the Change in Control Period	—	—	738,832	—	738,832
	Change of Control	—	—	3,866,020	—	3,866,020
Pamela Strayer	Termination Without Cause/Resignation for Good Reason	450,000	26,631	—	—	476,631
	Termination for Death	—	—	—	—	—
	Termination for Disability	—	—	246,277	—	246,277
	Termination without Cause or Resignation for Good Reason during the Change of Control Period	1,181,250	39,947	1,981,748	—	3,202,945
	Termination for Death During the Change in Control Period	—	—	738,832	—	738,832
	Change of Control	—	—	1,981,748	—	1,981,748
Matthew Krepsik	Termination Without Cause	281,250	28,177	—	—	309,427
	Termination for Death	—	—	—	—	—
	Termination for Disability	—	—	140,149	—	140,149
	Termination without Cause or Resignation for Good Reason during the Change of Control Period	656,250	37,570	1,261,400	—	1,955,220
	Termination for Death During the Change in Control Period	—	—	630,700	—	630,700
	Change of Control	—	—	1,261,400	—	1,261,400
Connie Chen	Termination Without Cause	285,000	18,685	—	—	303,685
	Termination for Death	—	—	—	—	—
	Termination for Disability	—	—	131,928	—	131,928
	Termination without Cause or Resignation for Good Reason during the Change of Control Period	608,000	24,913	1,114,692	—	1,747,605
	Termination for Death During the Change in Control Period	—	—	395,798	—	395,798
	Change of Control	—	—	1,114,692	—	1,114,692

(1)
The value of accelerated vesting of unvested RSUs and PSUs is based upon the closing stock price on December 31, 2021, which was $7.42 per share. For the purpose of calculating the value of the acceleration of PSU awards in connection with a Change of Control in the absence of a termination of employment, this table assumes that such PSUs were not assumed, continued or substituted by the acquiror in connection with the Change of Control.

(2)
The value of accelerated vesting of unvested stock options is based on the difference between the closing stock price on December 31, 2021, which was $7.42 per share, and the exercise price per option multiplied by the number of unvested options. This does not reflect any dollar value associated with the acceleration of unvested stock options with exercise prices in excess of $7.42 per share.

Outstanding Equity Awards as of December 31, 2021
The following table sets forth information regarding equity awards held by our NEOs at December 31, 2021.

	Option Award						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (4)
Steven Boal	200,000	(6)	—		5.33	2/6/2022	—		—	—	—
	240,000	(7)	—		3.70	2/6/2023	—		—	—	—
	800,000	(8)	—		25.00	11/13/2023	—		—	—	—
	600,000	(9)	—		16.25	11/13/2023	—		—	—	—
	600,000	(10)	—		8.65	11/13/2023	—		—	—	—
	503,000	(11)	—		8.51	2/16/2026	—		—	—	—
	300,000	(12)	—		13.00	2/13/2027	—		—	—	—
	244,687	(13)	16,313	(13)	13.10	3/1/2028	—		—	—	—
	205,926	(14)	93,603	(14)	9.96	3/1/2029	—		—	—	—
	205,389	(15)	264,072	(15)	8.95	3/1/2030	—		—	—	—
	47,000	(42)	—		8.51	2/16/2026	—		—	—	—
	—		—		—	—	125,698	(26)	932,679	—	—
	—		—		—	—	47,064	(27)	349,215	—	—
	—		—		—	—	144,470	(28)	1,071,967	—	—
	—		—		—	—	11,938	(29)	88,580	—	—
	—		—		—	—	—		—	133,356	989,502
Scott Raskin	23,474	(16)	—		10.65	2/6/2027	—		—	—	—
	12,931	(17)	—		11.60	6/4/2027	—		—	—	—
	634,051	(18)	493,150	(18)	7.34	9/1/2029	—		—	—	—
	166,878	(19)	214,559	(19)	8.95	3/1/3030	—		—	—	—
	—		—		—	—	238,420	(30)	1,769,076	—	—
	—		—		—	—	102,130	(31)	757,805	—	—
	—		—		—	—	80,904	(32)	600,308	—	—
	—		—		—	—	—		—	74,679	554,118
Pamela Strayer	184,754	(20)	169,974	(20)	8.66	11/1/2029	—		—	—	—
	—		—		—	—	86,605	(33)	642,609	—	—
							80,904	(34)	600,308	—	—
	—		—		—	—	—		—	74,679	554,118
Matthew Krepsik	—		—		—	—	75,000	(35)	556,500	—	—
	—		—		—	—	10,000	(36)	74,200	—	—

	—		—		—	—	—		—	63,750	473,025
Connie Chen	12,666	(21)	—		8.51	2/16/2026	—		—	—	—
	100,000	(22)	—		13.00	2/13/2027	—		—	—	—
	50,625	(23)	3,375	(23)	13.10	3/1/2028	—		—	—	—
	58,345	(24)	26,521	(24)	9.96	3/1/2029	—		—	—	—
	61,616	(25)	79,222	(25)	8.95	3/1/2030	—		—	—	—
	37,334	(41)	—		8.51	2/16/2026	—		—	—	—
	—		—		—	—	2,500	(37)	18,550	—	—
	—		—		—	—	13,335	(38)	98,946	—	—
	—		—		—	—	37,710	(39)	279,808	—	—
	—		—		—	—	43,341	(40)	321,590	—	—
	—		—		—	—	—		—	40,006	296,845

(1)
Option is subject to accelerated vesting upon a qualifying termination of the executive’s employment with us as described above in “Potential Payments upon Termination, Change of Control or Certain Other Events.”

(2)
For options granted prior to our initial public offering, the amounts in this column represent at least the per-share
fair value of a share of our common stock on the date of grant, as determined by our Board or, for options granted after our initial public offering, based on the closing share price of our common stock on the NYSE on the date of grant.

(3)
The shares of common stock underlying the RSUs are subject to accelerated vesting upon a qualifying termination of the executive’s employment with us as described above in “Potential Payments upon Termination, Change of Control or Certain Other Events.”

(4)
The market values of the RSUs and PSUs in these columns that have not vested are calculated by multiplying the number of units shown in the table by the closing share price of our common stock on December 31, 2021, which was $7.42.

(5)
The PSU awards are subject to vesting based upon the Company’s performance against certain performance metrics during the period beginning on January 1, 2021 and ending on December 31, 2023. The shares of common stock underlying the PSUs reflected in this column are assuming the threshold level of performance conditions will be achieved and will vest upon achievement of targets directly tied to the Company’s performance and are subject to accelerated vesting upon a qualifying termination of the executive’s employment with us as described above in “Potential Payments upon Termination, Change of Control or Certain Other Events.”

Vesting Schedule for Outstanding Stock Options and Restricted Stock Units:

Note	Grant	Incremental Vesting Dates
(6)	2/7/2012	25% on 2/7/2013; 1/48 monthly thereafter for next 3 years.
(7)	2/7/2013	25% on 2/7/2014; 1/48 monthly thereafter for next 3 years.
(8)	11/14/2013	25% on 11/14/2014; 1/48 monthly thereafter for next 3 years.
(9)	11/14/2013	25% on 11/14/2014; 1/48 monthly thereafter for next 3 years.
(10)	11/14/2013	25% on 11/14/2014; 1/48 monthly thereafter for next 3 years.
(11)	2/17/2016	25% on 2/17/2017; 1/48 monthly thereafter for next 3 years.
(12)	2/14/2017	25% on 2/14/2018; 1/48 monthly thereafter for next 3 years.
(13)	3/1/2018	1/48 on 4/1/2018; 1/48 monthly thereafter for next 4 years.
(14)	3/1/2019	1/48 on 4/1/2019; 1/48 monthly thereafter for next 4 years.
(15)	3/1/2020	1/48 on 4/1/2020; 1/48 monthly thereafter for next 4 years.
(16)	2/7/2017	25% on 2/7/2018; 1/48 monthly thereafter for next 3 years.
(17)	6/5/2017	100% on 6/5/2018.
(18)	9/1/2019	25% on 9/1/2020; 1/48 monthly thereafter for next 3 years.
(19)	3/1/2020	1/48 on 4/1/2020; 1/48 monthly thereafter for next 4 years.
(20)	11/1/2019	25% on 11/1/2020; 1/48 monthly thereafter for next 3 years.
(21)	2/17/2016	25% on 2/17/2017; 1/48 monthly thereafter for next 3 years.
(22)	2/14/2017	25% on 2/14/2018; 1/48 monthly thereafter for next 3 years.
(23)	3/1/2018	1/48 on 4/1/2018; 1/48 monthly thereafter for next 4 years.
(24)	3/1/2019	1/48 on 4/1/2019; 1/48 monthly thereafter for next 4 years.
(25)	3/1/2020	1/48 on 4/1/2020; 1/48 monthly thereafter for next 4 years.

(26)	3/1/2020	6.25% on 6/1/2020; 6.25% quarterly thereafter for next 4 years.
(27)	3/1/2019	6.25% on 6/1/2019; 6.25% quarterly thereafter for next 4 years.
(28)	3/1/2021	6.25% on 6/1/2021; 6.25% quarterly thereafter for next 4 years.
(29)	3/1/2018	6.25% on 6/1/2018; 6.25% quarterly thereafter for next 4 years.
(30)	9/1/2019	25% on 9/1/2020; 6.25% quarterly thereafter for next 3 years.
(31)	3/1/2020	6.25% on 6/1/2020; 6.25% quarterly thereafter for next 4 years.
(32)	3/1/2021	6.25% on 6/1/2021; 6.25% quarterly thereafter for next 4 years.
(33)	11/1/2019	25% on 11/1/2020; 6.25% quarterly thereafter for next 3 years.
(34)	3/1/2021	6.25% on 6/1/2021; 6.25% quarterly thereafter for next 4 years.
(35)	5/1/2021	25% on 5/1/2022; 6.25% quarterly thereafter for next 3 years.
(36)	5/1/2021	100% on 5/1/2022.
(37)	3/1/2018	6.25% on 6/1/2018; 6.25% quarterly thereafter for next 4 years.
(38)	3/1/2019	6.25% on 6/1/2019; 6.25% quarterly thereafter for next 4 years.
(39)	3/1/2020	6.25% on 6/1/2020; 6.25% quarterly thereafter for next 4 years.
(40)	3/1/2021	6.25% on 6/1/2021; 6.25% quarterly thereafter for next 4 years.
(41)	2/17/2016	25% on 2/17/2017; 1/48 monthly thereafter for next 3 years.
(42)	2/17/2016	25% on 2/17/2017; 1/48 monthly thereafter for next 3 years.
Option Exercises and Stock Vested
The following table provides information regarding exercises of option awards and vesting of stock awards by our NEOs in 2021:

	Option Award		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Released on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($) (1)
Steven Boal	—	—	187,105	1,789,289
Scott Raskin	—	—	212,869	2,127,605
Pamela Strayer	—	—	71,398	754,931
Matthew Krepsik	—	—	—	—
Connie Chen	—	—	59,963	598,756

(1)
Calculated by multiplying (i) the closing price of our common stock on the vesting date or if such day is the weekend or a holiday, on the immediately preceding trading day, by (ii) the number of shares of our common stock acquired upon vesting.

401(k) Plan
We maintain a
tax-qualified
retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to participate in the 401(k) plan following the date they meet the plan’s eligibility requirements, and participants are able to defer a percentage of their eligible compensation subject to applicable annual Internal Revenue Code (the “Code”) and plan limits. Participants are 100% vested in their deferrals. The 401(k) plan permits us to make matching contributions and profit sharing contributions to eligible participants. We currently make a discretionary matching contribution equal to 50% of salary deferrals, not to exceed the lesser of 3% of compensation or $6,000. Participants are vested 100% after one year of service in matching and profit sharing contributions allocated to their account. Both employee contributions and Company contributions are allocated to individual participant accounts, and then are invested in investment alternatives selected by each participant. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code.
CEO Pay Ratio
For the year ended December 31, 2021, the median of the annual total compensation of all employees is $86,376, the annual total compensation of our CEO is $8,103,602, and the ratio of these amounts is approximately 94 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll record and the methodology described below. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.
For purposes of identifying our median compensated employee, we used our global employee population as of December 1, 2021, identified based on our payroll records. We used total compensation as our consistently applied compensation measure. In this context, total compensation means the annual salary or wages, plus target bonuses and commissions as of December 1, 2021. Individuals that did not work for the full year were annualized and amounts paid in foreign currencies were converted to US Dollars based on the applicable average annual exchange rate as of December 1, 2021.
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee during 2021 consisted of Messrs. Gessow and Oppenheimer and Ms. Wyatt. None of the current members of the Compensation Committee is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above. Based on its review and discussions, our Compensation Committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Form
10-K/A
and our Annual Report for the year ended December 31, 2021.
Submitted by the Compensation Committee of the Board:
Andrew Gessow (Chairperson)
David Oppenheimer
Eric D. Higgs

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 31, 2022, certain information regarding beneficial ownership of our common stock (a) by each person known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock, (b) by each director and nominee for director, (c) by the NEOs (as defined in “Executive Compensation” above) and (d) by all of our current executive officers and directors as a group.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership is based on 95,068,889 shares of common stock outstanding at March 31, 2022. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options held by that person or entity that are currently exercisable or that will become exercisable within 60 days of March 31, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Quotient Technology Inc., 1260 East Stringham Avenue, Suite 600, Salt Lake City, Utah 84106.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent Owned
Directors, Director Nominee(s) and Executive Officers:
Steven Boal (1)	8,414,076	8.85%
Scott Raskin (2)	1,481,048	1.56%
Pamela Strayer (3)	529,580	*
Matthew Krepsik (4)	191,000	*
Connie Chen (5)	671,199	*
John Kellerman (6)	18,901	*
Andrew Jody Gessow (7)	521,446	*
Lorraine Hariton (8)	8,426	*
Alison Hawkins (9)	—	*
Eric Higgs (10)	—
Steve Horowitz (11)	421,489	*
Robert McDonald (12)	75,333	*
David Oppenheimer (13)	68,465	*
All executive officers, directors and director nominee(s) as a group (12 persons) (14)	11,871,383	12.49%
5% Stockholders:
The Vanguard Group (15)	8,060,947	8.48%
Trigran Investments, Inc. (16)	7,347,371	7.73%
Engaged Capital (17)	6,107,150	6.42%
Lynrock Lake LP (18)	5,666,666	5.96%
BlackRock, Inc. (19)	5,385,556	5.66%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)
Consists of (i) 2,171,281 shares held of record by Mr. Boal, (ii) 456,174 shares held by the SMSEJ Family Trust U/A dated July 18, 2005 of which Mr. Boal is a co-trustee,
(iii) 3,237 shares held by the EBB 2011 Trust dated September 23, 2011, of which Stuart Schiff is trustee, (iv) 3,237 shares held by the JMB 2011 Trust dated September 23, 2011, of which Stuart Schiff is trustee, (v) 3,237 shares held by the SEB 2011 Trust dated September 23, 2011, of which Stuart Schiff is trustee, (vi) 3,842,418 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2022, and (vii)1,934,492 shares owned by Mr. Boal’s former spouse pursuant to a domestic relations order (the “DRO”) of which Mr. Boal maintains sole voting power pursuant to a grant of irrevocable proxy contained in the DRO. Mr. Boal exercises no voting power and no dispositive power over the shares described in clauses (iii), (iv) and (v) of the preceding sentence.

(2)
Consists of (i) 486,565 shares held of record by Mr. Raskin, and (ii) 994,483 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2022.

(3)
Consists of (i) 297,049 shares held of record by Ms. Strayer, (ii) 10,826 shares issuable upon the vesting of RSUs within 60 days of March 31, 2022, and (iii) 221,705 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2022. Ms. Strayer resigned as CFO and Treasurer effective April 5, 2022.

(4)	Consists of (i) 162,250 shares held of record by Mr. Krepsik, and (ii) 28,750 shares issuable upon the vesting of RSUs within 60 days of March 31, 2022.
(5)
Consists of (i) 323,727 shares held of record by Ms. Chen, and (ii) 347,472 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2022.

(6)	Consists of (i) 16,464 shares held of record by Mr. Kellerman, and (ii) 2,437 shares issuable upon the vesting of RSUs within 60 days of March 31, 2022.
(7)
Consists of (i) 59,346 shares held of record by Mr. Gessow, (ii) 310,108 shares held of record by the Gessow Family Trust for which Mr. Gessow serves as trustee and (iii) 151,992 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2022.

(8)	Consists of 8,426 shares held of record by Ms. Hariton.
(9)	Ms. Hawkins holds no shares of record.

(10)	Mr. Higgs holds no shares of record.
(11)
Consists of (i) 52,454 shares held of record by Mr. Horowitz, (ii) 325,000 shares held of record by the Horowitz Family Trust for which Mr. Horowitz serves as a trustee and (iii) 44,035 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2022.

(12)	Consists of 75,333 shares held of record by Mr. McDonald.
(13)
Consists of (i) 46,914 shares held of record by Mr. Oppenheimer and (ii) 21,551 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2022.

(14)
Consists of (i) 6,438,245 shares beneficially owned by our current directors, director nominee(s) and executive officers, (ii) 31,187 shares issuable upon the vesting of RSUs within 60 days of March 31, 2022 for the benefit of such individuals and (iii) 5,401,951 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2022.

(15)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 10, 2022 by The Vanguard Group. The Vanguard Group has sole voting power over zero shares reported, shared voting power over 166,173 of the shares reported, sole dispositive power over 7,828,830 of the shares reported, and shared dispositive power over 232,117 of the shares reported. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(16)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 10, 2022 by Trigran Investments, Inc. and several affiliated individuals. Trigran Investments, Inc. has sole voting power over zero shares reported, shared voting power over 6,890,118 of the shares reported, sole dispositive power over zero shares reported, and shared dispositive power over 7,347,371 of the shares reported. The address of Trigran Investments, Inc. is 630 Dundee Road, Suite 230, Northbrook, IL 60062.

(17)
Based on information set forth in a Schedule 13D/A filed with the SEC on March 1, 2022 by Engaged Capital LLC, Engaged Capital Holdings, LLC, Glenn W. Welling, Engaged Capital Flagship Master Fund, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd., Christopher B. Hetrick and Matthew O’ Grady (collectively, “Engaged Capital”). Engaged Capital LLC, Engaged Capital Holdings, LLC and Glenn W. Welling have sole voting power over 6,107,150 of the shares reported, shared voting power over zero shares reported, sole dispositive power over 6,107,150 of the shares reported, and shared dispositive power over zero shares reported. Engaged Capital Flagship Master Fund, LP, Engaged Capital Flagship Fund, LP, and Engaged Capital Flagship Fund, Ltd. have sole voting power over 5,636,142 of the shares reported, shared voting power over zero shares reported, sole dispositive power over 5,636,142 of the shares reported, and shared dispositive power over zero shares reported. Christopher B. Hetrick and Matthew O’Grady have sole voting power over zero shares reported, shared voting power over zero shares reported, sole dispositive power over zero of the shares reported, and shared dispositive power over zero shares reported. The address of each of Engaged Capital Flagship Master and Engaged Capital Offshore is c/o Conyers Trust Company (Cayman) Limited, Cricket Square, Hutchins Drive, P.O. Box 2681, Grand Cayman
KY1-1111,
Cayman Islands. The address of each of Engaged Capital Fund, Engaged Capital, Engaged Holdings and Messrs. Welling and Hetrick is 610 Newport Center Drive, Suite 250, Newport Beach, California 92660. The address of Mr. O’Grady is PO Box 3004, Sag Harbor, New York 11937.

(18)
Based on information set forth in a Schedule 13G filed with the SEC on February 14, 2022 by Lynrock Lake LP, Lynrock Lake Partners LLC and Cynthia Paul (collectively, “Lynrock Lake”). Lynrock has sole voting power over 5,666,666 of the shares reported, shared voting power over zero shares reported, sole dispositive power over 5,666,666 of the shares reported, and shared dispositive power over zero shares reported. The address of Lynrock is 2 International Drive, Suite 130, Rye Brook, NY 10573.

(19)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 3, 2022 by BlackRock, Inc. BlackRock, Inc. has sole voting power over 5,278,531 of the shares reported, shared voting power over zero shares reported, sole dispositive power over 5,385,556 of the shares reported, and shared dispositive power over zero shares reported. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

Equity Compensation Plan Information
Securities Authorized for Issuance Under Equity Compensation Plans
The following table includes information as of December 31, 2021 for equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available For future issuance under equity compensation plans
Equity compensation plans approved by security holders	12,279,032	(1)	11.32	(2)	11,766,364	(3)
Equity compensation plans not approved by security holders	n/a		n/a		n/a
Total	12,279,032				11,766,364

(1)	Excludes purchase rights accruing under our 2013 Employee Stock Purchase Plan.
(2)	The weighted average exercise price relates solely to outstanding stock option shares since shares subject to RSUs have no exercise price.
(3)
Includes 1,598,303 shares of common stock that remain available for purchase under the 2013 Employee Stock Purchase Plan and 10,168,061 shares of common stock that remain available for purchase under our 2013 Plan. Additionally, our 2013 Plan provides for automatic increases in the number of shares available for issuance under it on the first day of each year starting on January 1, 2015 and each subsequent anniversary through 2023, by an amount equal to the smaller of (a) 4% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board. Our 2013 Employee Stock Purchase Plan provides for automatic increases in the number of shares available for issuance under it on the first day of each year starting on January 1, 2015 and each subsequent anniversary through 2023, equal to the smallest of (a) 400,000, (b) 0.5% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Board. The amounts in this table do not include the evergreen increase that was effective on January 1, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Other than the executive and
non-employee
director compensation arrangements, including the employment, termination of employment and change in control arrangements, discussed above under “Item 11. Executive Compensation,” the indemnification arrangements with our executive officers and non-employee
directors and the transactions described below in this section, we were not party to any transactions since January 1, 2021 in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

San Francisco Office Lease
The Company entered into a lease agreement with DW Cal 301 Howard, LLC (“DW Cal”) on February 28, 2020, for approximately 15,607 square feet of office space in San Francisco, for a term of 10 years. The total minimum future rental payments for the lease is $16.3 million. DW Cal is a joint venture in which DivcoWest Real Estate Services, LLC is a minority member. Mr. Gessow, one of our independent directors, serves as a Senior Advisor at Divco and is a managing partner at DivCore Equity Partners which is affiliated with Divco. All terms of the lease were negotiated at arms-length. The transaction was presented to our Audit Committee and approved in accordance with our Policy and Procedures with Respect to Transactions with Related Persons; and was also approved by our Board. Mr. Gessow was not involved in decisions regarding the lease or in the Board and Audit Committee’s approval thereof.
Amended and Restated Investor Rights Agreement
In June 2011, we entered into an Eighth Amended and Restated Investor Rights Agreement with the holders of our preferred stock. Such agreement provides, among other things, for certain rights relating to the registration of their shares of common stock, including those issued upon conversion of their preferred stock, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing.
Review, approval or ratification of transactions with related parties
Our Board recognizes that transactions between our Company and persons or entities that may be deemed related persons can present potential or actual conflicts of interest and create the appearance of impropriety. Accordingly, our Board has delegated authority for the review and approval of all related person transactions to the Audit Committee. We have adopted a written Policy and Procedures with Respect to Transactions with Related Persons to provide procedures for reviewing, approving and ratifying any transaction involving our Company or any of its subsidiaries in which a 5% or greater stockholder, director, executive officer or members of their immediate family have or will have a direct or indirect material interest. This policy is intended to supplement, and not to supersede, our Company’s other policies that may be applicable to or involve transactions with related persons.

The policy provides that the Audit Committee reviews transactions subject to the policy and determines whether or not to approve or ratify those transaction. In reviewing transactions subject to the policy, the Audit or the Chair of the Audit Committee, as applicable, considers among other factors it deems appropriate:

•	the material terms of the transaction;

•	the nature of the related party’s interest;

•	the nature of the related party’s relationship with the Company;

•	the role of Company employees in arranging the transaction;

•	the impact on the independence of any director;

•	the costs and benefits to the Company; and

•
an assessment of whether the transaction is competitively bid, or otherwise on terms that are fair to the Company and comparable to those that could be obtained in an arms-length negotiation with an unrelated third party.

Director Independence
Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that each of Messrs. Gessow, Higgs, Horowitz, McDonald, and Oppenheimer, along with each of Mses. Hariton and Hawkins, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of the NYSE. Our Board also determined that former directors Christy Wyatt and Michelle McKenna were independent during the respective time each served on our Board.
In considering the independence of the directors, the Board considered the Company’s
10-year
lease agreement with DW Cal 301 Howard, LLC, a joint venture in which DivcoWest Real Estate Services, LLC is a minority member; and Mr. Gessow’s role as Senior Advisor at Divco and as a managing partner at DivCore Equity Partners which is affiliated with Divco. The terms of the lease were negotiated at arms-length and were consistent with market comparisons. Mr. Gessow was not involved in negotiating the lease, making any decisions regarding the lease, or approving the lease. In addition, Divco’s share of the total lease payment of $16.3 million was less than 1% of the consolidated gross revenues of each of the Company and Divco in 2020, when we entered into the lease. This level is significantly below the maximum amount permitted under the NYSE listing standards for director independence (i.e., 2% of consolidated gross revenues). Accordingly, the Board determined that Mr. Gessow is independent.

Item 14.	Principal Accounting Fees and Services
During our Fiscal 2021, Ernst & Young served as our independent registered public accounting firm.
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees billed or to be billed by Ernst & Young for professional services rendered with respect to the years ended December 31, 2021 and 2020. All of these services rendered were preapproved by the Audit Committee.

	2021 ($)	2020 ($)
Audit Fees (1)	2,973,590	2,204,830
Audit-Related Fees		—
Tax Fees (2)	7,336	—
All Other Fees (3)	2,000	—
TOTAL	2,982,926	2,204,830

(1)
“
Audit fees
” consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, the review of our quarterly consolidated financial statements, and audit services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The audit fees also include fees for professional services incurred with rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	“Tax fees” include fees for professional services related to tax advice. Tax advice fees encompass permissible services mainly related to international tax planning.
(3)	“ All Other Fees ” include subscription fee to Ernst & Young’s accounting research tool.
Auditor Independence
Under its charter, the Audit Committee
pre-approves
all services rendered by our independent registered public accounting firm, Ernst & Young. The Audit Committee has determined that the rendering of non-audit
services by Ernst & Young was compatible with maintaining their independence.
Pre-Approval
Policies and Procedures.
Consistent with requirements of the SEC and the Public Company Accounting Oversight Board (the “PCAOB”) regarding auditor independence, our Audit Committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our Audit Committee (or a member of the Audit Committee delegated by the Audit Committee)
pre-approves
all audit and permissible
non-audit
services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements
Our consolidated financial statements are listed in the “Index To Consolidated Financial Statements” in Part II, Item 8 of the Original
10-K.

2.	Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information has been provided in the consolidated financial statements or in the notes thereto of the Original
10-K.

3.	Exhibits
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	3/11/2016

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/6/2015

3.3	Certificate of Designation of the Series A Junior Preferred Stock of the Registrant, dated November 12, 2021	8-A	001-36331	3.1	11/12/2021

4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	2/25/2014

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	1/31/2014

4.3	Indenture, dated November 17, 2017, between Quotient Technology, Inc. and U.S. Bank National Association	8-K	001-36331	4.1	11/17/2017

4.4	Form of 1.75% Convertible Senior Note due 2022 (included in Exhibit 4.3)	8-K	001-36331	4.1	11/17/2017

4.5	Tax Benefits Preservation Plan, dated as of November 11, 2021, by and between the Registrant and American Stock Transfer & Trust Company, LLC as rights agent	8-A	001-36331	4.1	11/12/2021

4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36331	4.6	3/1/2022

10.1†	Form of Indemnification Agreement for directors and officers.	S-1/A	333-193692	10.1	2/14/2014

10.2†	2000 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.2	1/31/2014

10.3†	2006 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.3	1/31/2014

10.4†	2013 Equity Incentive Plan.	S-1	333-193692	10.4	1/31/2014

10.5†	Form of Restricted Stock Unit Agreement	10-Q	001-36331	10.6	11/8/2016

10.6†	Form of Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	001-36331	10.1	11/3/2017

10.7†	Form of Option Agreement for Employees	10-Q	001-36331	10.7	11/8/2016

10.8†	Form of Option Agreement for Non-Employee Directors	10-Q	001-36331	10.8	11/8/2016

10.9†	Notice of Grant of Restricted Stock Units for Employees	10-Q	001-36331	10.1	11/9/2018

10.10†	Notice of Grant of Restricted Stock Units for Non-Employee Directors – Initial Award	10-Q	001-36331	10.2	11/3/2017

10.11†	Notice of Grant of Restricted Stock Units for Non-Employee Directors – Annual Grant	10-Q	001-36331	10.3	11/3/2017

10.12†	Amended and Restated 2013 Employee Stock Purchase Plan, dated April 25, 2017	10-Q	001-36331	10.1	5/5/2017

10.13†	Executive Bonus Plan	S-1	333-193692	10.9	2/25/2014

10.14†	Offer Letter of Employment with Scott Raskin, dated August 5, 2019	10-Q	001-36331	10.2	11/8/2019

10.15†	Offer Letter of Employment with Pam Strayer, dated October 31, 2019	10-K	001-36331	10.2	3/2/2020

10.16†	Offer Letter of Employment with Connie Chen, dated August 19, 2013	10-Q	001-36331	10.2	5/10/2021

10.17†	Change of Control Severance Agreement with Steven R. Boal, dated August 2, 2016	10-Q	001-36331	10.3	11/8/2016

10.18†	Change of Control Severance Agreement with Scott Raskin, dated August 5, 2019	10-Q	001-36331	10.3	11/8/2019

10.19†	Change of Control Severance Agreement with Pam Strayer, dated November 11, 2019	10-K	001-36331	10.26	3/2/2020

10.20†	Change of Control Severance Agreement with Connie Chen, effective as of July 26, 2016	10-Q	001-36331	10.3	5/10/2021

10.21†	Amendment No. 1 to Change of Control Severance Agreement with Connie Chen, effective as of May 1, 2019	10-Q	001-36331	10.4	5/10/2021

10.22†	Form of Amendment to Change of Control Severance Agreement	10-Q	001-36331	10.3	8/9/2019

10.23	Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, successor in interest to Divco West Real Estate Services, Inc., dated August 11, 2006.	S-1	333-193692	10.14	1/31/2014

10.24	Amendment No. 1 to Lease Agreement by and between the Registrant and 400 Logue LLC, successor in interest to MSCP Logue, LLC, dated March 19, 2009.	S-1	333-193692	10.15	1/31/2014

10.25	Amendment No. 2 to Lease Agreement by and between the Registrant and 400 Logue LLC, dated February 25, 2015.	10-K	001-36331	10.15	3/19/2015

10.26	Amendment No. 3 to Lease Agreement by and between the Registrant and 400 Logue LLC, dated August 3, 2020.	10-Q	001-36331	10.1	8/5/2020

10.27	Office Lease by and between Registrant and DW CAL 301 Howard LLC, dated February 12, 2020.	10-Q	001-36331	10.1	8/5/2020

10.28	Sublease Agreement, dated February 8, 2021 between Quotient Technology Inc. and sPower, LLC.	8-K	001-36331	10.1	2/10/2021

10.29	Purchase Agreement, dated as of November 14, 2017, Between Quotient Technology Inc. and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule I thereto	8-K	001-36331	10.1	11/17/2017

10.30	Loan,Guaranty and Security Agreement dated as of November 17, 2021, by and between the Registrant, Bank of America, N.A., as agent, and the lenders party thereto	8-K	001-36331	10.1	11/17/2021

21.1	List of Subsidiaries of Registrant.	10-K	001-36331	21.1	3/1/2022

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-36331	23.1	3/1/2022

24.1	Power of Attorney (Included on the signature page to this report).	10-K	001-36331	24.1	3/1/2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	10-K	001-36331	31.1	3/1/2022

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	10-K	001-36331	31.2	3/1/2022

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a014(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	10-K	001-36331	32.1	3/1/2022

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a014(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	10-K	001-36331	32.2	3/1/2022

101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

†	Indicates a management contract or compensatory plan or arrangement.
*
The certifications attached as Exhibit 32.1 and 32.2 that accompanied the Original
10-K
are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quotient under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Original
10-K,
irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form
10-K/A,
Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized
.

Quotient Technology Inc.

Date: April 29, 2022	By:	/s/ Steven Boal
Steven Boal
Chief Executive Officer