Form 10-Q
period 2022-03-31
Quotient Technology Inc.
filed 2022-05-05
CIK 1115128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 29, 2022, the registrant had 95,082,450 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.
INDEX
REPORT ON
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$202,583	$237,417
Accounts receivable, net of allowance for credit losses of $2,106 and $2,500 at March 31, 2022 and December 31, 2021, respectively	114,263	177,216
Prepaid expenses and other current assets	20,514	19,312
Total current assets	337,360	433,945
Property and equipment, net	21,845	22,660
Operating lease right-of-use assets	19,393	23,874
Intangible assets, net	10,355	13,003
Goodwill	128,427	128,427
Other assets	12,895	13,571
Total assets	$530,275	$635,480
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,578	$18,021
Accrued compensation and benefits	12,241	20,223
Other current liabilities	58,009	95,279
Deferred revenues	21,209	26,778
Contingent consideration related to acquisitions	—	22,275
Convertible senior notes, net	199,377	188,786
Total current liabilities	299,414	371,362
Operating lease liabilities	25,551	26,903
Other non-current liabilities	419	522
Deferred tax liabilities	1,991	1,991
Total liabilities	327,375	400,778
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized; 250,000 shares designated as Series A Junior Participating Preferred Stock; and no shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 95,068,899 and 94,779,442 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	687,557	731,672
Accumulated other comprehensive loss	(1,213)	(1,099)
Accumulated deficit	(483,445)	(495,872)
Total stockholders’ equity	202,900	234,702
Total liabilities and stockholders’ equity	$530,275	$635,480

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$78,456	$115,316
Cost of revenues	49,078	71,984
Gross profit	29,378	43,332
Operating expenses:
Sales and marketing	21,936	27,365
Research and development	9,756	12,056
General and administrative	22,708	12,833
Change in fair value of contingent consideration	—	285
Total operating expenses	54,400	52,539
Loss from operations	(25,022)	(9,207)
Interest expense	(1,154)	(3,730)
Other income (expense), net	36	(228)
Loss before income taxes	(26,140)	(13,165)
Provision for income taxes	166	249
Net loss	$(26,306)	$(13,414)
Net loss per share, basic and diluted	$(0.28)	$(0.15)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	94,924	92,413

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(26,306)	$(13,414)
Other comprehensive income (loss):
Foreign currency translation adjustments	(114)	(14)
Comprehensive loss	$(26,420)	$(13,428)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Total stockholders' equity, beginning balances	$234,702	$247,029

Common stock and additional paid-in capital:
Beginning balances	$731,673	$698,334
Cumulative-effect adjustment due to adoption of ASU 2020-06	(49,090)	—
Stock-based compensation	5,944	5,921
Exercise of employee stock options	—	13,070
Issuance of common stock for services provided	—	223
Payments for taxes related to net share settlement of equity awards	(969)	(2,246)
Ending balance	$687,558	$715,302

Accumulated other comprehensive loss:
Beginning balances	$(1,099)	$(1,001)
Other comprehensive loss	(114)	(14)
Ending balance	$(1,213)	$(1,015)

Accumulated deficit:
Beginning balances	$(495,872)	$(450,304)
Cumulative-effect adjustment due to adoption of ASU 2020-06	38,733	—
Net loss	(26,306)	(13,414)
Ending balance	$(483,445)	$(463,718)

Total stockholders' equity, ending balances	$202,900	$250,569

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(26,306)	$(13,414)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,562	9,431
Stock-based compensation	5,742	5,844
Impairment of long-lived and right-of-use assets	5,981	—
Amortization of debt discount and issuance cost	247	2,846
Allowance (recovery) for credit losses	(396)	(143)
Deferred income taxes	—	249
Change in fair value of contingent consideration	—	285
Other non-cash expenses	1,540	958
Changes in operating assets and liabilities:
Accounts receivable	63,348	18,125
Prepaid expenses and other assets	(1,168)	4,984
Accounts payable and other liabilities	(46,577)	(16,761)
Payments for contingent consideration and bonuses	(19,008)	—
Accrued compensation and benefits	(8,003)	(1,771)
Deferred revenues	(5,570)	(123)
Net cash (used in) provided by operating activities	(25,608)	10,510

Cash flows from investing activities:
Purchases of property and equipment	(2,557)	(2,797)
Net cash used in investing activities	(2,557)	(2,797)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	—	13,070
Payments for taxes related to net share settlement of equity awards	(969)	(2,246)
Principal payments on promissory note and capital lease obligations	(89)	(163)
Payments for contingent consideration	(5,686)	—
Net cash (used in) provided by financing activities	(6,744)	10,661
Effect of exchange rates on cash and cash equivalents	75	(40)
Net (decrease) increase in cash and cash equivalents	(34,834)	18,334
Cash and cash equivalents at beginning of period	237,417	222,752
Cash and cash equivalents at end of period	$202,583	$241,086

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$20	$60
Cash paid for interest	$5	$8

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	$900	$1,559
Intangible asset acquisitions not yet paid	$—	$1,250

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Quotient Technology Inc. (together with its subsidiaries, the “Company” or "Quotient"), is an industry leading digital media and promotions technology company that powers cohesive omnichannel brand-building and sales-driving marketing campaigns for advertisers and retailers to influence purchasing decisions throughout a shopper's path to purchase. These marketing campaigns are planned, delivered and measured using our technology platforms and data analytics tool. The Company's network includes the digital properties of retail partners and advertiser customers (also known as consumer packaged goods ("CPG") manufacturers or brands), social media platforms, its consumer brand Coupons.com and digital out-of-home ("DOOH") properties. This network provides the Company with proprietary and licensed data, including retailers’ in-store point-of-sale ("POS") shopper data, purchase intent and online behavior, and location intelligence. With such data powering its platforms, customers and partners use Quotient to leverage consumer data and insights, engage consumers via digital channels, and integrate marketing and merchandising programs to drive measurable sales results and consumer engagement.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022, as amended by its subsequent Form 10-K/A, Amendment No. 1, filed on April 29, 2022 (collectively, "Annual Report on Form 10-K, as amended").
The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2022 or for any other period.
There have been no significant changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K, as amended, that have had a material impact on its condensed consolidated financial statements and related notes.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, useful lives of intangible assets, estimates related to recoverability of long-lived assets and goodwill, stock-based compensation, restructuring accruals, legal contingencies, deferred income tax assets and associated valuation allowances and distribution fee commitments. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.

Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). The guidance simplifies an issuer's accounting for convertible debt instruments and its application of the derivatives scope exception for contracts in its own entity. The guidance eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. The Company adopted this standard effective January 1, 2022 using the modified retrospective approach. Therefore, the condensed consolidated financial statements for the three months ended March 31, 2022 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.
In connection with the adoption of this standard, the Company recognized a cumulative effect adjustment of $38.7 million to retained earnings on the Company’s condensed consolidated balance sheet as of January 1, 2022. This adjustment was primarily driven by the derecognition of interest expense related to the accretion of the debt discount associated with the embedded conversion option recorded in the prior period as required under the legacy guidance. In addition, the Company reclassified $50.7 million and issuance costs of $1.6 million from additional paid-in-capital to convertible senior notes, net on the Company’s condensed consolidated balance sheet as of January 1, 2022. The reclassification was recorded in order to combine the two legacy units of account into a single instrument classified as a liability since the bifurcation of the instrument into two units of account is no longer required under the new standard. Under the new guidance, the Company will no longer incur interest expense related to the accretion of the debt discount associated with the embedded conversion option. The Company will use the if-converted method to calculate diluted EPS. If the Company makes an irrevocable election to settle the principal of the convertible senior notes in cash and the excess conversion spread in shares, the if-converted method will result in a reduced number of shares issued to reflect only the excess conversion. Since the Company had a net loss for the three months ended March 31, 2022, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting ASU 2020-06.
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
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the Company satisfies a performance obligation
The Company provides digital promotions, including digital coupons, and/or media programs to its customers, which consist of advertisers, retail partners and advertising agencies. The Company uses its proprietary technology platforms to create, target, deliver and analyze these programs for customers. The Company typically generates revenue, derived from customer use of these programs, on a cost-per-click, cost-per-impression, or cost-per-acquisition basis, and customers are typically billed monthly. Duration-based campaigns are generally billed prior to campaign launch.
The pricing of digital promotions programs typically includes both promotion setup fees and promotion campaign fees. Promotion setup fees are related to the creation of digital promotions and set up of the underlying campaign on Quotient’s proprietary platforms for tracking of the related clicks. The Company recognizes revenues related to promotion setup fees over time, proportionally, on a per click basis, using the number of authorized clicks, per insertion order, commencing on the date of the first click. A click refers to the consumer's action of activating a digital promotion through the Company’s proprietary technology platforms by either saving it to a retailer’s loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. Promotion campaign fees are usually determined on a per click basis. The Company typically recognizes revenues for digital promotion campaign fees as clicks occur.
The Company also has a duration-based National Promotions offering, as part of its National Promotion business. This offering provides advertisers access to the Company’s proprietary platforms for a specific period of time (the campaign period) in exchange for a fixed fee. The Company provides a single service consisting of making the advertiser’s promotions available for use on its network each day during the campaign period, which generally is between seven and twenty-eight days. The Company has a stand-ready performance obligation that is satisfied over time; therefore, the Company recognizes revenue ratably over the campaign period.
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
In other cases (e.g., sponsored search and DOOH offerings), the Company reports revenues on a net basis, that is, the costs for digital advertising inventory and third-party data paid to suppliers are deducted from gross revenues to arrive at net revenues. The Company’s performance obligation in these arrangements is to provide the use of its platforms that enables customers to bid on real-time digital advertising inventory, use of data, and other add-on features in designing and executing their campaigns. The Company charges its customers a platform fee based on a percentage of the digital advertising inventory and data costs purchased through the use of its platforms. The platform fee is not contingent on the results of a digital media advertising campaign. The Company has determined that it’s an agent in these arrangements because it does not have control of the digital advertising inventory before it is transferred to the customer and does not set prices.
The Company also introduced retailer-specific promotion and media campaign offerings (either, or both, also known as "shopper" offerings). The Company has determined that it is an agent in these arrangements as the retailer is the customer, as the retailer controls the delivery of shopper promotion and media programs on its website, and as the retailer sets the pricing. The Company’s obligation in these arrangements is to provide use of its platforms to the retailers. The retailer determines how shopper promotions and media programs are executed through the Company’s platforms. Under these arrangements, the Company reports revenue on a net basis.

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
Deferred Revenues
Deferred revenues primarily relate to cash received or billings to customers associated with promotion setup fees, promotion campaign fees and digital media fees that are expected to be recognized upon click, or delivery of media impressions, or campaign duration, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The decrease in the deferred revenue balance for the three months ended March 31, 2022 is primarily driven by $17.1 million of recognized revenue, partially offset by cash payments of $11.6 million received or due in advance of satisfying the Company’s performance obligations.
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

	Three Months Ended March 31,
	2022	2021
Promotion	$50,162	$69,614
Media	28,294	45,702
Total Revenue	$78,456	$115,316
 Practical Expedients and Exemptions
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue for an amount where it has the right to invoice for services performed.
Sales Commissions
The Company generally incurs and expenses sales commissions upon recognition of revenue for related goods and services, which typically occurs within one year or less. Sales commissions earned related to revenues for initial contracts are commensurate with sales commissions related to renewal contracts. These costs are recorded in sales and marketing expenses within the condensed consolidated statements of operations.
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

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$105,014	—	—	$105,014
Total	$105,014	$—	$—	$105,014
Liabilities:
Contingent consideration related to acquisitions	—	—	—	—
Total	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$105,004	—	—	$105,004
Total	$105,004	$—	$—	$105,004
Liabilities:
Contingent consideration related to acquisitions	—	—	22,275	22,275
Total	$—	$—	$22,275	$22,275
The valuation technique used to measure the fair value of money market funds includes using quoted prices in active markets. The money market funds have a fixed net asset value of $1.0.
The contingent consideration relates to the acquisitions of Elevaate Ltd. (“Elevaate”) and Ubimo Ltd. (“Ubimo”). The fair values of contingent consideration are based on the expected achievement of certain revenue targets as defined under the acquisition agreements and were estimated using an option pricing method with significant inputs that are not observable in the market, thus classified as a Level 3 instrument. The inputs included the expected achievement of certain financial metrics over the contingent consideration period, volatility and discount rate. The fair value of the contingent consideration is classified as a liability and is re-measured each reporting period. Refer to Note 6 for further details related to the acquisitions.

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended March 31, 2022
	Ubimo	Elevaate
	Level 3	Level 3
Balance at the beginning of period	$22,275	$—
Change in fair value during the period	—	—
Payments made during the period	(22,275)	—
Total	$—	$—

	Three Months Ended March 31, 2021
	Ubimo	Elevaate
	Level 3	Level 3
Balance at the beginning of period	$20,930	$8,524
Change in fair value during the period	238	47
Payments made during the period	—	—
Total	$21,168	$8,571
The Company recorded a charge of zero and $0.3 million during the three months ended March 31, 2022, and March 31, 2021, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying condensed consolidated statements of operations.
During the three months ended March 31, 2022, the Company paid $22.3 million related to Ubimo's achievement of financial metrics subject to contingent consideration during the measurement period ending December 31, 2021, and as a result, no liability existed as of March 31, 2022. Out of the total consideration paid, $5.7 million was originally measured and recorded on the acquisition date and $16.6 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the condensed consolidated statements of operations.
Fair Value Measurements of Other Financial Instruments
As of March 31, 2022 and December 31, 2021, the fair value of the Company’s 1.75% convertible senior notes due 2022 was $192.0 million and $193.8 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

4. Allowance for Credit Losses
The summary of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at the beginning of period	$2,500	$2,070
Provision for expected credit losses	120	193
Write-offs charged against the allowance, net of recoveries	(514)	(316)
Balance at the end of period	$2,106	$1,947

5. Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Software	$58,263	$51,093
Computer equipment	23,472	23,696
Leasehold improvements	6,137	8,362
Furniture and fixtures	2,286	2,552
Total	90,158	85,703
Accumulated depreciation and amortization	(69,629)	(68,052)
Projects in process	1,316	5,009
Total property and equipment, net	$21,845	$22,660
Depreciation and amortization expense related to property and equipment was $1.9 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.
The Company capitalized internal use software development and enhancement costs of $2.5 million and $2.3 million during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company had $1.0 million and $1.1 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense, and recorded as cost of revenues. Once the software is placed into service, the asset is included in software within "property and equipment, net". The unamortized capitalized development costs were $13.2 million and $11.6 million as of March 31, 2022 and December 31, 2021, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Payroll and related expenses	$4,591	$4,253
Commissions	3,146	5,838
Bonus	3,357	9,045
Vacation	1,147	1,087
Total accrued compensation and benefits	$12,241	$20,223

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Distribution fees	$29,389	$46,313
Operating lease liabilities	5,424	4,935
Traffic acquisition cost	4,057	12,033
Deferred cost related to a retailer agreement	—	8,000
Rebate liability	3,668	2,444
Prefunded liability	3,646	4,782
Interest payable	1,167	292
Marketing expenses	73	636
Other	10,585	15,844
Total other current liabilities	$58,009	$95,279

6. Acquisitions
Acquisition of Ubimo
On November 19, 2019, the Company acquired all outstanding shares of Ubimo, a leading data and media activation company.
The total acquisition consideration of $20.7 million consisted of $15.0 million in cash and contingent consideration of up to $24.8 million payable in cash with an estimated fair value of $5.7 million as of the acquisition date. The contingent consideration payout was based on Ubimo achieving certain financial metrics between the date of the acquisition through December 31, 2021. The acquisition date fair value was determined using an option pricing model. As of December 31, 2021, the date that the contingent consideration period ended, Ubimo achieved certain financial metrics. During the three months ended March 31, 2022, the Company paid $24.7 million, of which $22.3 million related to contingent consideration and $2.4 million related to certain bonuses; and as a result, no liability existed as of March 31, 2022. Of the total $24.7 million that was paid, $5.7 million was classified within financing activity and the remaining $19.0 million was classified within operating activity on the Company's condensed consolidated statements of cash flows.
Acquisition of Elevaate
On October 26, 2018, the Company acquired all the outstanding shares of Elevaate, a sponsored search company for retail partners and CPG brands.
The total acquisition consideration of $13.3 million consisted of $7.2 million in cash and contingent consideration of up to $18.5 million payable in cash with an estimated fair value of $6.1 million as of the acquisition date. The contingent consideration payout was based on Elevaate achieving certain financial metrics between February 1, 2019 through January 31, 2021. The acquisition date fair value of the contingent consideration was determined by using an option pricing model. The fair value of the contingent consideration was re-measured every reporting period. As of January 31, 2021, the date that the contingent consideration period ended, Elevaate achieved certain financial metrics. During the year ended December 31, 2021, the Company paid $9.0 million, of which $8.6 million related to contingent consideration and $0.4 million related to certain bonuses; and, as a result, no liability existed as of December 31, 2021. Of the total $9.0 million that was paid, $6.1 million was classified within financing activity and the remaining $2.9 million was classified within operating activity on the Company's consolidated statements of cash flows.
 Each of these acquisitions were accounted for as a business combination. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date when control was obtained. The Company expensed all transaction costs in the period in which they were incurred. The Company acquired various intangible assets resulting from these acquisitions, such as, customer relationships, vendor relationships, developed technologies and trade names. The fair value of the customer relationships was determined by using a discounted cash flow model. The fair value of the vendor relationships was determined by using a cost approach. The fair value of developed technologies was determined by using the relief from royalty method or the with-and-without method. The fair value of trade names was determined by using the relief from royalty method. The excess of the consideration paid over the fair value of the net tangible assets and liabilities and identifiable intangible assets acquired was recorded as goodwill. The goodwill arising from the acquisitions are largely attributable to the synergies expected to be realized. None of the goodwill recorded from these acquisitions were deductible for income tax purposes.
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
The following table summarizes the acquisition consideration and the related fair values of the assets acquired and liabilities assumed (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired/ (Liabilities Assumed)	Identifiable Intangible Assets	Goodwill	Goodwill Deductible for Taxes	(1) Acquisition Related Expenses
Ubimo	$20,740	$384	$10,750	$9,606	Not Deductible	$579
Elevaate	13,346	(60)	3,781	9,625	Not Deductible	549
	$34,086	$324	$14,531	$19,231		$1,128

(1)Expensed as general and administrative
The following sets forth each component of identifiable intangible assets acquired in connection with the acquisitions (in thousands):

	Ubimo	Estimated Useful Life (in Years)	Elevaate	Estimated Useful Life (in Years)
Developed technologies	$7,100	4.0	$3,307	5.0
Customer relationships	3,400	2.0	379	5.0
Trade names	250	4.0	95	3.0
Total identifiable intangible assets	$10,750		$3,781

7. Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	March 31, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,582	$(33,390)	$2,192	0.4
Developed technologies	27,170	(23,035)	4,135	1.5
Promotion service rights	24,426	(23,796)	630	0.3
Customer relationships	22,690	(19,665)	3,025	2.1
Data access rights	10,206	(10,206)	—	0.0
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,823)	—	0.0
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(954)	21	0.6
Registered users	420	(420)	—	0.0
	$132,750	$(122,395)	$10,355	1.4

	December 31, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,582	$(32,282)	$3,300	0.7
Developed technologies	27,170	(22,235)	4,935	1.7
Promotion service rights	24,426	(23,419)	1,007	0.6
Customer relationships	22,690	(19,311)	3,379	2.4
Data access rights	10,206	(10,206)	—	0.0
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,823)	—	0.0
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(945)	30	0.8
Registered users	420	(420)	—	0.0
	$132,750	$(119,747)	$13,003	1.5
As of March 31, 2022 and December 31, 2021, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.
Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $2.6 million and $7.4 million during the three months ended March 31, 2022 and 2021, respectively. Estimated future amortization expense related to intangible assets as of March 31, 2022 is as follows (in thousands):

Total
2022, remaining nine months	$5,860
2023	3,583
2024	559
2025	—
2026	—
2027 and beyond	—
Total estimated amortization expense	$10,002
 As of March 31, 2022, the Company performed an analysis of the impact of recent events, including business and market disruption caused by COVID-19, on the fair values of its intangible assets, and determined that an impairment does not exist. However, there can be no assurance that intangible assets will not be impaired in future periods, and the Company will continue to monitor its operating results, cash flow forecasts and challenges from declines in current market conditions, as well as impacts of COVID-19, for future determinations regarding these intangible assets.

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
In accounting for the issuance of the notes, prior to the adoption of ASU 2020-06 on January 1, 2022, the Company separated the notes into liability and equity components. The carrying amount of the liability component of $149.3 million was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component of $50.7 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) was amortized to interest expense over the term of the notes at an effective interest rate of 5.8%.
Prior to the adoption of ASU 2020-06 on January 1, 2022, the Company allocated the total debt issuance costs incurred of $6.2 million to the liability and equity components of the notes in proportion to the respective values. Issuance costs attributable to the liability component of $4.6 million were amortized to interest expense using the effective interest method over the contractual terms of the notes. Issuance costs attributable to the equity component of $1.6 million were netted with the equity component in additional paid-in capital.
Subsequent to the adoption of ASU 2020-06 on January 1, 2022, which the Company elected to adopt using the modified retrospective method, the Company removed the impact of recognizing the equity component of the notes (at issuance and subsequent accounting impact of additional interest expense from debt discount amortization). The cumulative effect of the accounting change as of January 1, 2022 was an increase to the carrying amount of the convertible notes of $10.4 million, an increase to beginning retained earnings of $38.7 million, and a reduction to additional paid-in capital of $49.1 million.
The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal	$200,000	$200,000
Unamortized debt discount	—	(10,358)
Unamortized debt issuance costs	(623)	(856)
Net carrying amount of the liability component	$199,377	$188,786
The following table sets forth the interest expense related to the notes recognized in interest expense on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$875	$875
Amortization of debt discount	—	2,614
Amortization of debt issuance costs	233	232
Total interest expense related to the Notes	$1,108	$3,721
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
As of March 31, 2022, the borrowing base was $60.0 million. During the three months ended March 31, 2022, there were no borrowings or repayments under the ABL Facility.

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
Stock Options
There were no option grants during the three months ended March 31, 2022 and 2021.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.
On March 1, 2021, the Company granted a total of 938,831 performance-based restricted stock units (“2021 PSU Awards”), under the 2013 Equity Incentive Plan, to certain executive leaders with a grant date fair value of $13.28. The PSU Award represents the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. The PSU Awards will vest in three years subject to the achievement of certain operating performance goals, stock performance goals and continued employment. The fair value of the PSU Award was measured using a Monte Carlo simulation. As of March 31, 2022, the Company performed an assessment and determined that the likelihood of achievement of certain operating performance goals was not deemed probable. As such, during the three months ended March 31, 2022, no compensation expense was recognized in the Company's condensed consolidated financial statements related to the 2021 PSU Awards. During the three months ended March 31, 2021, the Company recorded $0.3 million in compensation expense in its condensed consolidated financial statements related to the 2021 PSU Awards.
On March 1, 2022, (“2022 Grant Date”), the Company granted a total of 1,171,494 performance-based restricted stock units (“2022 PSU Awards”), under the 2013 Equity Incentive Plan, to certain executive leaders with a grant date fair value of $4.82, $3.87 and $3.14, for each respective tranche. The PSU Award represents the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. The PSU Awards vest subject to the achievement of stock performance goals and the awardee being an employee at the time of vesting. Any unvested portion of the PSU award will be forfeited on the third anniversary of the 2022 Grant Date. The fair value of the PSU Award was measured using a Monte Carlo simulation. During the three months ended March 31, 2022, the expense recognized in its condensed consolidated financial statements related to the 2022 PSU Awards was $0.3 million.

A summary of the Company’s stock option and RSU, including PSU award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	10,168,061	5,381,039	$10.78	6,897,993	$11.32	4.89	$1,596
Increase in shares authorized	3,791,177	—	—	—	—	—	—
Options granted	—	—	—	—	—	—	—
Options exercised	—	—	—	—	—	—	—
Options canceled or expired	200,000	—	—	(200,000)	$5.33	—	—
RSUs granted	(2,790,964)	2,790,964	$5.42	—	—	—	—
RSUs vested	—	(432,366)	$10.36	—	—	—	—
RSUs canceled or expired	210,656	(210,656)	$10.48	—	—	—	—
RSUs vested and withheld for taxes	142,909	—	—	—	—	—	—
Balance as of March 31, 2022	11,721,839	7,528,981	$8.83	6,697,993	$11.50	4.79	$734
Vested and exercisable as of March 31, 2022				5,535,520	$12.15	4.19	$734
The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.
The aggregate total fair value of options vested was $0.9 million and $1.4 million during the three months ended March 31, 2022 and 2021, respectively.
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

The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected life (in years)	0.5	0.5
Risk-free interest rate	0.07%	0.12%
Volatility	60%	60%
Dividend yield	—	—

As of March 31, 2022, a total of 2,401,697 shares of common stock were issued under the ESPP since inception of the plan. As of March 31, 2022, a total of 1,998,303 shares are available for issuance under the ESPP.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP shares included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$532	$423
Sales and marketing	891	1,255
Research and development	967	972
General and administrative	3,352	3,194
Total stock-based compensation expense	$5,742	$5,844

As of March 31, 2022, there was $53.7 million of unrecognized stock-based compensation expense, of which $4.6 million is related to stock options and ESPP shares, and $49.1 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP shares as of March 31, 2022 will be amortized over a weighted-average period of 1.58 years. The total unrecognized stock-based compensation expense related to RSUs as of March 31, 2022 will be amortized over a weighted-average period of 2.68 years.
During the three months ended March 31, 2022 and 2021, the Company capitalized $0.2 million and $0.1 million, respectively, of stock-based compensation expense in projects in process as part of property and equipment, net on the accompanying condensed consolidated balance sheets.
Common Stock Repurchases
The Board of Directors previously approved programs for the Company to repurchase shares of its common stock. In February 2021, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022 (the "February 2021 Program"). During the three months ended March 31, 2022, the Company did not repurchase any shares of its common stock, nor did the Company repurchase any of its common stock thereafter. The Company terminated the February 2021 Program prior to its expiration.

10. Income Taxes
The Company recorded a provision for income taxes of $0.2 million for each respective period during the three months ended March 31, 2022 and 2021. The provision for income taxes was primarily attributable to the Company’s foreign operations, amortization of tax deductible goodwill from prior acquisitions, and state taxes.
11. Net Loss Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net loss	$(26,306)	$(13,414)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	94,924	92,413

Net loss per share, basic and diluted	$(0.28)	$(0.15)
The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three
	Months Ended March 31,
	2022	2021
Stock options and ESPP	6,858	7,127
Restricted stock units	7,529	5,435
Shares related to convertible senior notes	11,521	11,521
	25,908	24,083

12. Leases

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
The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of March 31, 2022, the Company’s lease commitment of $5.4 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's condensed consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.
 All operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2022 and 2021, the Company recognized $1.5 million in total lease costs during each respective period, which is comprised of $1.4 million and $1.3 million, respectively, in operating lease costs for right-

of-use assets and $0.1 million and $0.2 million, respectively, in short-term lease costs related to short-term operating leases.
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
During the first quarter of 2022, the Company exited occupancy of its leased office space in San Francisco, California to align with its continued operational and cost optimization efforts. The Company has the ability and intent to sublease the office space for the remainder of the lease term. The Company determined that a triggering event had occurred that required an interim impairment assessment for certain of its long-lived and right-of-use assets.
The Company performed an interim impairment assessment in the first quarter of 2022. In measuring the estimated amount of long-lived and right-of-use asset impairment, the Company considered estimated future sublease income including the consideration of local real estate market conditions. The Company also factored the time to identify a tenant and to enter into an agreement. Based on a discounted cash flow analysis, the Company concluded that the carrying value of certain long-lived and right-of-use assets will not be recoverable. As such, during the three months ended March 31, 2022, the Company recorded an impairment charge of $6.1 million within general & administrative expenses on its condensed consolidated statements of operations.
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for operating lease liabilities	$1,330	$950
Right-of-use assets obtained in exchange for lease obligations	—	3,942
 Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2022	December 31, 2021
Operating right-of-use assets reported as:
Operating lease right-of-use assets	$19,393	$23,874

Operating lease liabilities reported as:
Other current liabilities	$5,424	$4,935
Other non-current liabilities	25,551	26,903
Total operating lease liabilities	$30,975	$31,838

Weighted average remaining lease term (in years)	5.7	6.2
Weighted average discount rate	5.1%	5.0%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2022, remaining nine months	$5,185
2023	6,883
2024	6,226
2025	4,805
2026	3,344
2027 and thereafter	9,836
Total lease payments	$36,279

Less: Imputed Interest	(5,304)
Total	$30,975

13. Commitments and Contingencies
Purchase Obligations
The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $6.4 million as of March 31, 2022.
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
During the second quarter of 2021, the Company notified Albertsons that due to the Albertsons' failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the period that ended in October 2021. In connection with renewal discussions between the parties, the Company received a letter in October 2021 from Albertsons notifying us of their intent to early terminate our agreement related to the delivery of promotions and media campaigns, effective December 31, 2021. The Company informed Albertsons that we disputed their right to terminate the agreement prior to March 31, 2022. On November 16, 2021, the Company notified Albertsons it was terminating the Agreement effective November 18, 2021, due to Albertsons’ failure to cure its material breach of the Agreement. Consistent with its offer, the Company continued to provide certain services past the termination date for the benefit of its CPG customers; and ceased providing the last of such services on February 26, 2022. The parties are currently in litigation. If the contractual minimum applicable to the period that ended in October 2021 is enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.5 million.
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
The Company’s founder and chief executive officer (“CEO”) is subject to a claim from a third party, alleging that he owes certain amounts to the third party in connection with fundraising activities for Quotient that occurred between 1998 and 2006. The Company agreed to advance certain defense costs, subject to an undertaking to repay such amounts if, and to the extent that, it is ultimately determined that he is not entitled to indemnification. The matter is ongoing. If this matter is resolved in favor of the third party and the Company is required to indemnify the CEO for a loss, the Company may be required to make an indemnity payment. While the Company maintains directors’ and officers’ liability insurance, such insurance may not be applicable, adequate or cover all liabilities that may be incurred.
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
The Company believes that liabilities associated with existing claims are remote, and therefore, the Company has not recorded any accrual for existing claims as of March 31, 2022 and December 31, 2021. The Company expenses legal fees in the period in which they are incurred.
Legal Proceedings
The Company does not list all routine litigation matters with which it is a party. The Company discusses below certain pending matters. In determining whether to discuss a pending matter, the Company considers both quantitative and qualitative factors to assess materiality, such as, among others, the amount of damages alleged and the nature of other relief sought, if specified; its view of the merits of the claims and of the strength of its defenses; and whether the action purports to be, or is, a class action the jurisdiction in which the proceeding is pending.
Catalina Marketing Corp. v. Quotient Technology Inc. On February 24, 2021, Catalina Marketing Corporation filed a complaint in the Florida Circuit Court of the Sixth Judicial District against the Company asserting claims for unlawful and unfair trade practices; tortious interference with business relationship; and tortious interference with prospective business relationship. The complaint alleges that the Company engaged in predatory pricing practices and misleading communications with potential customers in connection with its in-lane coupon solution. The complaint seeks unspecified compensatory and punitive damages and injunctive relief. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the Company believes that Catalina’s claims lack merit.
Result Marketing Group, Ltd. v. Southeastern Grocers et al. On June 17, 2021, Result Marketing Group, Ltd. (“RMG”) filed a complaint in the U.S. District Court for the Middle District of Florida, against Southeastern Grocers, LLC, Bio-Lo, LLC, Winn-Dixie Stores, Inc. (collectively, "SEG") and the Company. The complaint alleges SEG breached its non-disclosure agreement with RMG by providing the Company with RMG's trade secrets, including the business concept of and "playbook" for a retail media hub. The complaint alleges the Company and SEG misappropriated such trade secrets to develop the SEG Media Hub, and that the Company further misappropriated such trade secrets to develop its "retail performance media platform", which it sells to end users. The complaint further alleges that the Company interfered with RMG's contract and prospective business relationship with SEG. RMG contends that SEG defrauded it of no less than $59 million, and that the Company and SEG are jointly and severally liable for treble damages of no less than $177 million. The complaint seeks compensatory and punitive damages, a constructive trust, and attorney's fees. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the Company believes that RMG’s claims lack merit.

Fortis Advisors LLC v. Quotient Technology, Inc. On August 20, 2021, Fortis Advisors LLC, as the SavingStar stockholder representative, ("Fortis") filed a complaint in the Delaware Court of Chancery alleging breach of contract, declaratory judgment, and in the alternative, breach of the implied covenant of good faith and fair dealing. The complaint alleges that the Company ceased to make generally available the SavingStar customer relationship management (CRM) business, which would trigger an earnout payment of $8.5 million under the terms of the Agreement and Plan of Merger, dated August 23, 2018, between Quotient Technology Inc. and SavingStar, Inc. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the Company believes that Fortis's claims lack merit.
Albertsons Companies, Inc. v. Quotient Technology, Inc. On November 16, 2021, the Company informed Albertsons Companies, Inc. (“Albertsons”) that, in light of Albertsons' failure to cure its material breach of the Services and Data Agreement ("the Agreement"), it was terminating the Agreement effective November 19, 2021. The Company offered to continue to provide certain services beyond the termination date for the benefit of the CPGs. On November 19, 2021, Albertsons filed a complaint against the Company in the Superior Court of the State of California, County of Santa Clara alleging claims of breach of contract and breach of implied covenant of good faith and fair dealing. The complaint alleges that the Company failed to achieve alleged minimum revenue targets, failed to make certain revenue share payments in the amount of $5.0 million, failed to pay a guaranteed annual minimum payment of $10.0 million under Statement of Work (SOW) No. 5, and improperly terminated the Agreement. On November 22, 2021, consistent with the Company's offer in its November 16, 2021 termination letter, the parties entered into a stipulation, where the Company agreed to sell campaigns through December 15, 2021, and provide services and support for those campaigns through February 26, 2022 so long as Albertsons provided the necessary logistical steps to enable the Company to deliver the services and support. The Company also agreed to support the In-Lane Tool through December 10, 2021. On December 9, 2021, Albertsons filed for a temporary restraining order to prevent the Company from discontinuing its digital-coupon-service or its In-Lane Tool or otherwise refusing to support Albertsons advertising and coupon programs, and for an order to show cause re preliminary injunction. On December 13, 2021, the Court issued an order denying Albertsons’ request for a temporary restraining order and order to show cause re preliminary injunction because, on the basis of the evidence presented by Albertsons, it found that Albertsons was unlikely to prevail on its claims at trial. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the Company believes that Albertsons’ claims lack merit.

14. Employee Benefit Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year of continuous employment. The Company’s matching contribution expense was $0.7 million in each respective period during the three months ended March 31, 2022 and 2021.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed on March 1, 2022 with the SEC, as amended by our Form 10-K/A, Amendment No. 1, filed on April 29, 2022 with the SEC (collectively, "Annual Report on Form 10-K, as amended"). In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties, including statements related to the potential impact of the COVID-19 pandemic on our business and operations. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences are described in “Risk Factors” set forth in our Annual Report on Form 10-K, as amended, and elsewhere in this Quarterly Report on Form 10-Q.

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
Our customers consist primarily of consumer-packaged goods ("CPG") companies and their brand marketers (together referred to as "advertisers") who want to drive sales and positive brand engagement with shoppers. Our digital marketing platform is designed to produce returns on marketing investment for advertisers by utilizing consumer behavior and intent data to deliver the right marketing message to the right shopper at the right time, through multiple touchpoints while they are engaged online, out of home and in-store. We partner with retailers, who primarily sell through local, physical stores as well as through eCommerce properties. We are primarily focused on the U.S.-based grocery retail market and the advertisers who sell products through that channel. However, we are aiming to expand outside the grocery retail space, such as with partners in certain vertically-integrated industries (also known as "verticals").
By partnering with Quotient, retailers can monetize their proprietary sales data and digital properties to build an alternative revenue stream and offer effective marketing opportunities for their brand partners to engage consumers, with the aim of achieving higher sales through their physical stores and eCommerce sites.
Over the last five years, we have grown our platform capabilities and our network of marketing channels to reach shoppers through a combination of in-house innovation, partnerships, and acquisitions. Our network includes the digital properties of our retail partners, non-retail partners and CPG customers, social media platforms, our flagship consumer brands Coupons.com and Shopmium, and DOOH properties. This network provides Quotient with proprietary and licensed data, including retailers' POS shopper data, consumer behavior and purchase intent data, and location intelligence. With such data powering our platforms, customers and partners use Quotient to leverage consumer data and insights, engage consumers via digital channels, and integrate marketing and merchandising programs to drive measurable sales results and consumer engagement.
We provide value to three constituencies: over 2,500 brands from approximately 900 CPGs; retail partners across multiple classes of trade such as grocery retailers, drug, automotive, mass merchant, dollar, club, and convenience merchandise channels; and consumers visiting our and our retailer and other network partners' websites, mobile properties and social channels.
We believe the breadth of our relationships has created a network effect, which generates increased engagement with consumers and provides us a competitive advantage over both offline and online competitors. As our network expands and consumer audience increases, we generate more consumer data and insights, which further improves our ability to deliver targeted and personalized media and promotions, and also strengthens our measurement and data insight solutions. We believe this will make our platforms more valuable to advertisers and retailers for their digital marketing campaigns. We expect that the breadth of media and promotion content delivered through Quotient platforms from leading brands will increase and enables us to attract and retain more retailers and consumers.
We primarily generate revenue from advertisers and retailers using our technology platforms to help achieve their digital marketing objectives in four distinct ways: (i) plan and buy media and promotions campaigns to reach the right shoppers; (ii) target advertising, promotions and messaging to shoppers for maximum impact; (iii) sell advertising space and activate the shopper data that retailers collect through loyalty programs and digital transactions; and (iv) measure the impact of advertisements, promotions or messages that have been planned, sold or placed with "closed loop" measurement, defined as the use of consumer data to help understand and evaluate how certain digital campaigns impact our advertiser customers' and retailer partners' sales.
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
Our promotions products include digital paperless coupons, digital print coupons, in-lane on receipt promotions, digital national promotions, shopper promotions, digital rebates and loyalty offers. Our media solutions include display, social, DOOH, Retailer.com display and sponsored search, shoppable brand pages, and audiences. A growing number of campaigns that our customers purchase are integrated campaigns, which combine a mix of digital media and/or promotions solutions within a single campaign. While the revenue we earn from these programs is generally determined on a cost-per-click, cost-per-impression, or cost-per-acquisition basis, we are increasingly generating revenues based on duration-based pricing with our new duration-based National Promotions offering, launched during 2021.
We generally pay a distribution fee or revenue share to retailers and publishers for activation or redemption of a digital promotion, for media campaigns, and for use of data for targeting or measurement. We also pay a fee to third-party publishers for traffic acquisition, which consists of delivering campaigns on certain networks or properties. In cases where we control the digital promotion and media advertising inventory before it is transferred to our customers, these distribution, revenue share and third-party service fees are included in our cost of revenues. In cases where we do not control the digital promotion and media advertising inventory, we record revenues on a net basis, and the distribution, revenue-share and third-party service fees are deducted from gross revenues to arrive at net revenues.
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

We will continue to actively monitor the pandemic situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. If brands or retailers pause, delay, or cancel campaigns due to the continuing uncertainty, supply-chain disruption, inflationary input-cost factors affecting advertiser and retailers, and consumer purchasing behavior changes caused by COVID-19, there may be an adverse impact on our promotion and media revenues and, accordingly, the growth of our business. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

First Quarter 2022 Overview
Quarterly revenues of $78.5 million in the first quarter of 2022 decreased by $36.9 million, or 32%, as compared to the same period in 2021. The year over year decrease in our quarterly revenues was largely due to a decline in promotion spending by CPGs and the termination of our partnership with the Albertsons Companies ("Albertsons"). Revenues also decreased as a result of recognizing a higher portion of our revenue on a net basis due to our recent business model changes.
Our net loss of $26.3 million in the first quarter of 2022 increased by $12.9 million, as compared to the net loss of $13.4 million in the same period in 2021. The year over year increase in our quarterly net loss was primarily due to a decrease in revenues as discussed previously, an impairment charge related to certain long-lived and right-of-use assets due to the exit of occupancy of an office space that we continue to lease, partially offset by a decrease in interest expense as a result of the adoption of ASU 2020-06. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.
We expect our operating expenses to decline in absolute dollars as we remove costs from the business. However, we also expect operating expenses to increase as a percentage of revenue as more of our future revenue is recognized on a net basis compared to the prior periods due to the business model changes. When revenues begin to grow again, we expect to increase spending to support that growth.
Non-GAAP Financial Measure and Key Operating Metrics
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), a non-U.S. GAAP financial measure, is a key metric used by our management and our Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, to develop short and long-term operational plans, and to determine bonus payouts. In particular, we believe that the exclusion of certain income and expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Additionally, Adjusted EBITDA is a key financial metric used by the compensation committee of our Board of Directors in connection with the determination of compensation for our executive officers. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.
Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense, income taxes, other (income) expense net, change in fair value of contingent consideration, impairment of certain long-lived and right-of-use assets, shareholder activism response costs, certain acquisition related costs, and restructuring charges. We exclude certain items because we believe that these costs (benefits) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to contribute to a meaningful evaluation of our current or past operating performance.
Net loss and Adjusted EBITDA for each of the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(26,306)	$(13,414)
Adjusted EBITDA	(7,098)	6,835
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
•Adjusted EBITDA also does not include the effects of stock-based compensation, depreciation, amortization of acquired intangible assets, change in fair value of contingent consideration, interest expense, other (income) expense, net, provision for income taxes, impairment of certain long-lived and right-of-use assets, shareholder activism response costs, certain acquisition related costs, and restructuring charges; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
A reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(26,306)	$(13,414)
Adjustments:
Stock-based compensation	5,742	5,844
Depreciation and amortization	4,561	9,431
Acquisition related costs and other (1)	7,621	482
Change in fair value of contingent consideration	—	285
Interest expense	1,154	3,730
Other (income) expense, net	(36)	228
Provision for income taxes	166	249
Total adjustments	$19,208	$20,249

Adjusted EBITDA	$(7,098)	$6,835

(1)For the three months ended March 31, 2022, Other includes a charge of $6.1 million related to the impairment of certain long-lived and right-of-use assets, $1.4 million related to shareholder activism response costs, and $0.1 million related to restructuring charges. The three months ended March 31, 2021 include no other costs. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period and diligence, accounting, and legal expenses incurred related to certain acquisitions. Restructuring charges relate to severance for impacted employees.
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
Obtaining high quality promotions, increasing the number of brand-authorized activations, and capitalizing on new pricing/revenue models for promotions. Our ability to grow revenue will depend upon our ability to shift more dollars to our platforms from our brand customers, to continue to obtain high quality promotions, to increase the number of brand-authorized activations available through our platforms, and to capitalize on new pricing/revenue models for promotions, such as duration-based pricing. If we are unable to do any of these, growth in our revenue may be adversely affected.
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
Ability to retain and expand our relationships with retailers, obtain commitment and support for our platforms from retailers, and successfully renegotiate or amend retailer agreements. The success and scale of our platforms depend on our strategic relationships with retailers. The success and scale of our platforms also depends on the level of commitment and support for our platforms from retailers. Renewals or amendments of existing retailer relationships may become more challenging for us in light of our business model and pricing changes. These changes require restructuring our agreements and the way we operate with retailers and revenue arrangements for certain services. If we do not expand these relationships, if we do not renew or amend these relationships on as favorable terms as were in place immediately prior to renewal or amendment, if we lose significant retailers, or if we do not add new retailers to our platforms, our business will be negatively affected. In the near term, we expect the termination of our relationship with Albertsons to continue to have a negative impact on our financial performance.
Innovation in our media and promotions offerings, expansion of our consumer reach and growth of our data analytics capabilities. Our ability to grow our revenue in the future will depend on our ability to (i) innovate and invest in promotion and media solutions, particularly with regard to automation and self-service offerings; and (ii) invest in solutions around our data and analytic capabilities, referred to as Quotient Analytics and Audiences, for advertisers and retailers.
International Growth and Acquisitions. Our ability to grow our revenues will also depend on our ability to grow our operations and offerings in existing international markets and expand our business through selective acquisitions, similar to our acquisitions of MLW Squared Inc. ("Ahalogy"), Crisp Media, Inc. ("Crisp"), Elevaate, SavingStar, Inc. ("SavingStar"), Shopmium SAS ("Shopmium"), and Ubimo, and our ability to integrate such acquisitions with the core business of the Company.

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
(in thousands, except percentages)	2022		2021
Revenues	$78,456	100.0%	$115,316	100.0%
Cost of revenues	49,078	62.6%	71,984	62.4%
Gross profit	29,378	37.4%	43,332	37.6%
Operating expenses:
Sales and marketing	21,936	28.0%	27,365	23.7%
Research and development	9,756	12.4%	12,056	10.5%
General and administrative	22,708	28.9%	12,833	11.1%
Change in fair value of contingent consideration	—	—%	285	0.2%
Total operating expenses	54,400	69.3%	52,539	45.5%
Loss from operations	(25,022)	(31.9)%	(9,207)	(8.0)%
Interest expense	(1,154)	(1.4)%	(3,730)	(3.2)%
Other income (expense), net	36	—%	(228)	(0.2)%
Loss before income taxes	(26,140)	(33.3)%	(13,165)	(11.4)%
Provision for income taxes	166	0.2%	249	0.2%
Net loss	$(26,306)	(33.5)%	$(13,414)	(11.6)%
Disaggregated Revenue
The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Promotion	$50,162	$69,614	$(19,452)	(28)%
Media	28,294	45,702	(17,408)	(38)%
Total Revenue	$78,456	$115,316	$(36,860)	(32)%

Comparison of the Three months ended March 31, 2022 and 2021
Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Revenues	$78,456	$115,316	$(36,860)	(32)%
Revenues for the three months ended March 31, 2022 decreased by $36.9 million, or 32%, as compared to the same period in 2021. The decrease in digital promotion revenues was primarily due to a decline in promotion spending by CPGs, the termination of our partnership with Albertsons, and as a result of recognizing more revenue on a net basis due to business model changes. The decrease in media revenues was primarily due to the termination of our partnership with Albertsons and as a result of recognizing more revenue on a net basis due to business model changes. Revenues from digital promotion and media campaigns were 64% and 36%, respectively, of total revenues for the three months ended March 31, 2022, as compared to 60% and 40%, respectively, of total revenues during the same period in 2021.
Cost of Revenues and Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Cost of revenues	$49,078	$71,984	$(22,906)	(32)%
Gross profit	$29,378	$43,332	$(13,954)	(32)%
Gross margin	37%	38%

Cost of revenues for the three months ended March 31, 2022 decreased by $22.9 million, or 32%, as compared to the same period in 2021. The decrease was primarily due to a net decrease of $18.4 million in distribution fees paid to our partners for media and promotion revenues delivered through their platforms, due to the decrease in revenues as discussed previously, and data and traffic acquisition costs for offsite media on non-owned-and-operated properties, a portion of which is now reported net with revenues; a decrease in amortization expense of $4.3 million related to acquired intangible assets; a decrease in compensation costs of $0.1 million; and a decrease in overhead expenses of $0.1 million related to facilities and infrastructure support.
  Gross margin for the three months ended March 31, 2022 decreased to 37% from 38% compared to the same period in 2021. The decrease was primarily due to operating leverage on the 32% reduction of net revenues and sales mix, partially offset by lower amortization expense related to acquired intangible assets and a higher proportion of media revenue recognized net of certain costs.
 We expect the cost of revenues during fiscal 2022 to decline, in absolute dollars, as we expect a higher proportion of our revenue to be recognized on a net basis. We recognize revenue on a net basis for arrangements when we act as an agent and do not control the service provided by the retailer or the price charged by the partner. CPGs and retailers are responsible for the determination of where a campaign is delivered, and retailers are responsible for providing the underlying services.

Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Sales and marketing	$21,936	$27,365	$(5,429)	(20)%
Percent of revenues	28%	24%

Sales and marketing expenses consist primarily of compensation, including salaries and benefits, sales commissions and stock-based compensation provided to our sales and marketing personnel, as well as facility costs and other related overhead costs; marketing programs; amortization of acquired intangibles; and travel costs.
 Sales and marketing expenses for the three months ended March 31, 2022 decreased by $5.4 million, as compared to the same period in 2021. The decrease was primarily the result of a decrease in compensation costs of $3.0 million related to lower personnel costs in connection with our expense management efforts; a decrease of $2.2 million in promotional, advertising and other costs; and a decrease in amortization of acquired intangibles of $0.2 million.
We expect sales and marketing expenses to remain relatively flat, in absolute dollars, as we continue to invest in sales and marketing in order to support our growth and business objectives.
Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Research and development	$9,756	$12,056	$(2,300)	(19)%
Percent of revenues	12%	10%
Research and development expenses consist primarily of compensation, including salaries, bonuses and benefits, and stock-based compensation provided to our engineering personnel, as well as facility costs and other related overhead costs; costs related to development of new products and the enhancement of existing products; and fees for design, testing, consulting, and other related services.
Research and development expenses for the three months ended March 31, 2022 decreased by $2.3 million, or 19%, as compared to the same period in 2021. The decrease was primarily due to an increase in capitalization of internal use software development costs of $1.4 million, a decrease in compensation of $0.6 million related to lower personnel costs in connection with our expense management efforts, and a decrease in overhead expenses related to facilities and infrastructure support of $0.3 million.
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

General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
General and administrative	$22,708	$12,833	$9,875	77%
Percent of revenues	29%	11%
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
 General and administrative expenses for the three months ended March 31, 2022 increased by $9.9 million, or 77%, as compared to the same period in 2021. The increase was primarily due to an impairment charge related to certain long-lived and right-of-use assets of $6.1 million due to the exit of occupancy of an office space; shareholder activism response costs of $1.4 million; an increase in professional service fees of $1.7 million including higher legal fees due to litigation matters; an increase in compensation costs of $1.2 million; and an increase in restructuring charges of $0.1 million, partially offset by a decrease acquisition related charges of $0.5 million and a decrease in other administrative expenses of $0.1 million.
We expect general and administrative expenses, in absolute dollars, to return to previous levels in future periods as we balance our investment in corporate infrastructure with our continued operational and cost optimization efforts.
Change in Fair Value of Contingent Consideration

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Change in fair value of contingent consideration	$—	$285	$(285)	(100)%
Percent of revenues	—%	—%
     During the three months ended March 31, 2022, we did not record any charge related to the change in fair value of contingent consideration. As of December 31, 2021, Ubimo's contingent consideration period ended upon achieving certain financial metrics. During the first quarter of 2022, we paid $24.7 million, and as such, no liability existed as of March 31, 2022. During the three months ended March 31, 2021, we recorded a net charge of $0.3 million related to the re-measurement of contingent consideration associated with both Ubimo and Elevaate, due to the increase in expected achievement of certain financial metrics over the contingent consideration period.
Interest Expense and Other Income (Expense), Net

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Interest expense	$(1,154)	$(3,730)	2,576	(69)%
Other income (expense), net	36	(228)	264	(116)%
	$(1,118)	$(3,958)	$2,840	(72)%

 Interest expense is primarily related to the convertible senior notes, promissory note and finance lease obligations. Interest expense for the three months ended March 31, 2021 decreased by $2.6 million primarily due to the adoption of ASU 2020-06, under which guidance the Company no longer incurs interest expense related to the accretion of the debt discount associated with the convertible note. Refer to Note 2 for further details related to the adoption of the new standard.
Other income (expense), net consists primarily of interest income on U.S. Treasury Bills held as cash equivalents and banking-related fees. The increase in other income (expense), net during the three months ended March 31, 2022, as compared to the same period in 2021, was due to the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.
Provision for Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021	$ Change	% Change
Provision for income taxes	$166	$249	$(83)	(33)%

The provision for income taxes of $0.2 million for each respective period during the three months ended March 31, 2022 and 2021 was primarily attributable to our foreign operations, amortization of tax-deductible goodwill from prior acquisitions, and state taxes.

Liquidity and Capital Resources
We have financed our operations and capital expenditures through cash flows from operation as well as from the proceeds from the issuance of convertible senior notes in 2017. As of March 31, 2022, our principal source of liquidity was cash and cash equivalents of $202.6 million, which was held for working capital purposes. Our cash equivalents are comprised primarily of money market funds.
We have incurred and expect to continue to incur legal, accounting, regulatory compliance and other costs in future periods as we continue to invest in corporate infrastructure and in connection with litigation matters. In addition, we may use cash to fund acquisitions or invest in other businesses, or to incur capital expenditures including leasehold improvements or technology development activities. We intend to continue to manage our operating expenses in line with our existing cash and available financial resources, and we anticipate we will incur increased spending in future periods in order to execute our long-term business plan and to support our growth to fund our operating expenses.
Some of our agreements with retailers include an upfront payment for exclusive rights for the term of the agreement. These payments are generally recognized as an expense or as a contra-revenue item over the term of the exclusive right benefit.
In addition, some of our agreements with retailers include certain guaranteed distribution fees which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer related to the retailer's marketing efforts to promote the digital platform, and revenues and associated revenue share payments for the particular retailer relationship that were projected. For example, in 2020 the Company's efforts to implement, with Albertsons, one of our solutions resulted in multiple disputes being raised by each of the parties against the other, one of which disputes resulted in the Company not being able to meet the contractual minimum at the end of the applicable period under the agreement. In order to resolve certain of the disputes regarding the parties' respective obligations, we recognized a loss of $8.8 million during the year ended December 31, 2020. This loss was included in cost of revenues on our consolidated statements of operations. During the second quarter of 2021, the Company notified Albertsons that, due to Albertsons' failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the period that ended in October 2021. In connection with renewal discussions between the parties, we received a letter in October 2021 from Albertsons notifying us of their intent to early terminate our agreement related to the delivery of promotions and media campaigns, effective December 31, 2021. We informed Albertsons that we disputed their right to terminate the agreement prior to March 31, 2022. On November 16, 2021, the Company notified Albertsons it was terminating the Agreement effective November 18, 2021, due to Albertsons’ failure to cure its material breach of the Agreement. Consistent with its offer, the Company continued to provide certain services past the termination date for the benefit of its CPG customers; and ceased providing the last of such services on February 26, 2022. The parties are currently in litigation. If the contractual minimum applicable to the period that ended in October 2021 is enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.5 million.
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
We believe our existing cash, cash equivalents and cash flow from operations, and access to financing sources, including our ABL Facility, will be sufficient to meet our scheduled debt repayment obligations, working capital and capital expenditure needs for the next 12 months and beyond. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. During the period of uncertainty and volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(25,608)	$10,510
Net cash used in investing activities	(2,557)	(2,797)
Net cash (used in) provided by financing activities	(6,744)	10,661
Effect of exchange rates on cash and cash equivalents	75	(40)
Net (decrease) increase in cash and cash equivalents	$(34,834)	$18,334
Operating Activities
Cash from operating activities relates to our net income or loss for the period, adjusted for net non-cash income or expenses and changes in our operating assets and liabilities.
During the three months ended March 31, 2022, net cash used in operating activities of $25.6 million reflected our net loss of $26.3 million, adjusted for net non-cash expenses of $17.7 million, and cash used as a result of changes in working capital of $17.0 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, allowance (recovery) for credit losses, deferred income taxes, change in fair value of contingent consideration, impairment of long-lived and right-of-use assets, and other non-cash expenses, including amortization of right-of-use asset, amortization of deferred cost, and loss on disposal of property and equipment. The primary uses of cash from working capital items included a decrease in accounts payable and other liabilities of $46.5 million due to timing of services and payments including payment for a deferred cost related to a retailer agreement, a Ubimo contingent consideration payment of $19.0 million related to the changes in fair value over the contingent consideration period, a decrease in accrued compensation and benefits of $8.0 million due to annual bonus payouts, a decrease in deferred revenues of $5.6 million due to lower billings for campaigns, and an increase in prepaid expenses and other assets of $1.2 million, partially offset by a decrease in accounts receivable of $63.3 million due to timing of invoicing and collections.
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
During the three months ended March 31, 2022, net cash used in investing activities of $2.6 million reflected purchases of property and equipment, which includes technology hardware and software to support our growth as well as capitalized software development costs.
Financing Activities
Our financing activities consisted primarily of payments made for shares withheld to cover payroll withholding taxes relating to the issuance of shares of common stock upon the exercise of stock options and also relating to the vesting of RSUs.

During the three months ended March 31, 2022, net cash used in financing activities of $6.7 million reflected $5.7 million in payments for Ubimo contingent consideration (initially measured and included as part of purchase consideration on the date of acquisition), payments made for shares withheld to cover the required payroll withholding taxes of $0.9 million in connection with vesting of equity grant awards, and payments on promissory note and finance lease obligations of $0.1 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2022.
Contractual Obligations and Commitments
Refer to Note 8 and Note 13 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three months ended March 31, 2022 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as amended.
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
There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as amended.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, useful lives of intangible assets, estimates related to recoverability of long-lived assets and goodwill, stock-based compensation, restructuring accruals, legal contingencies, deferred income taxes and associated valuation allowances and distribution fee commitments. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.
The COVID-19 pandemic has created and may continue to create uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for our advertising business and adversely impact our results of operations, even in light of ongoing vaccination efforts. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q for further information.
Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2022, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K, as amended, for a more complete discussion on the market risks we encounter.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our CEO and our chief financial officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•The loss or decrease in spending by any significant customer, or the loss or decrease in support from any significant partner, could materially and adversely affect our revenues, results of operations and financial condition.
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
•If the use of mobile device identifiers, third-party cookies or other tracking technology is rejected by consumers, restricted by third parties outside of our control or otherwise subject to unfavorable regulation, the benefits of our offerings and solutions could diminish, our data and media acquisition costs could increase, and we could lose customers and revenue.
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
•Our business could be negatively affected as a result of actions of stockholders.
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
We have incurred net losses of $45.6 million and $65.4 million in 2021 and 2020, respectively, and incurred net losses of $26.3 million for the three months ended March 31, 2022. We have an accumulated deficit of $483.4 million as of March 31, 2022. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:
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
Decisions by advertisers or retailers to delay or reduce their digital marketing on our platforms or choose a solution from one of our competitors; changes in our fee arrangements with CPGs, retailers and other commercial partners, or the termination of a partnership with a retailer, such as the termination of our relationship with Albertsons, could also slow our revenue growth or reduce our revenues. For instance, beginning in mid-March of 2020, decisions by CPGs and retailers to mostly pause or delay, and in some cases cancel, marketing campaigns due to the uncertainty, supply-chain disruption, and consumer purchasing behavior changes caused by the COVID-19 pandemic had an adverse impact on our revenue and revenue growth for the second quarter of 2020. While CPGs and retailers resumed digital marketing in the second half of 2020 generally, certain CPGs and retailers still are experiencing supply chain disruption, and brands and retailers are experiencing inflationary pressures that are increasing their costs. Accordingly, we may continue to see reduced digital marketing levels and postponed or cancelled campaigns, particularly if COVID-19 outbreaks persist or, more broadly, the pandemic worsens.
Our business is complex and evolving. We may offer new capabilities, pricing, service models, process and delivery methods to advertisers and retailers. These new capabilities may change the way we generate and/or recognize revenue, which could impact our operating results. For example, we have announced that we are shifting our focus away from a lower-margin, labor-intensive managed services business and are moving towards more self-service and platform-based solutions. As a result of these changes, and the application of the accounting rules relating to such changes, we are recognizing certain media revenue on a net basis as compared to the prior recognition on a gross basis. As another example, we are shifting from a cost-per-acquisition pricing model for promotions to non-quantity-based-pricing models, such as duration-based promotions.
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
•succeed with new pricing models, such as our shift to time-based (e.g. duration-based) promotions pricing;
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
However, we cannot provide assurance that we will successfully accomplish any of these actions. Failure to do so could harm our business and cause our operating results to suffer.
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
We generally pay a distribution fee to retailer and non-retailer partners in our publishing network when we deliver media and promotions on their digital properties or through their loyalty programs. We also pay fees to retailers for use of their data to power our platforms. Such fees have increased as a percentage of our revenue in recent periods. As we renew agreements or enter into new ones, we may face pressure to pay higher distribution fees. If such fees continue to increase, our cost of revenue could increase and our operating results would be adversely affected. In addition, calculations of such fees are complex and if network partners disagree with our calculations in an audit, the result of such disagreement could have an adverse impact on our business.
In addition, some of our agreements with retailers include certain upfront fees/payments or guaranteed distribution fees, which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these fees may not be recoverable and any shortfall, if applicable, may be payable by us at the end of the applicable period. We consider various factors in our assessment of whether these upfront or guaranteed distribution fees may not be recoverable, including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote our digital platforms, as well as the projected revenue and associated revenue share payments. For example, in 2020, the Company's efforts to implement, with Albertsons, one of the

Company’s solutions resulted in multiple disputes being raised by each of the parties against the other, one of which disputes resulted in the Company not being able to meet the contractual minimum at the end of the applicable period under the agreement. In order to resolve certain of the disputes regarding the parties' respective obligations, the Company recognized a loss of $8.8 million during the year ended December 31, 2020. During the second quarter of 2021, the Company notified Albertsons that, due to Albertsons failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the period that ended in October 2021. In connection with renewal discussions between the parties, we received a letter from Albertsons in October 2021 notifying us of their intent to early terminate our agreement related to the delivery of promotions and media campaigns, effective December 31, 2021. We informed Albertsons that we disputed their right to terminate the agreement prior to March 31, 2022. On November 16, 2021, the Company notified Albertsons it was terminating the Agreement effective November 18, 2021, due to Albertsons’ failure to cure its material breach of the Agreement. Consistent with its offer, the Company continued to provide certain services past the termination date for the benefit of its CPG customers; and ceased providing the last of such services on February 26, 2022. The parties are currently in litigation. If the contractual minimum applicable to the period that ended in October 2021 is enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.5 million.
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
•our ability to adapt to changes in marketing goals, strategies and budgets of advertisers and retailers, and the timing of their marketing spend;
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
•our ability to collect payment for services timely, as any significant persistence or worsening of the COVID-19 pandemic; supply chain challenges, and inflation may cause liquidity issues for some of our customers;
•the attraction and retention of qualified employees and key personnel, whether or not related to changes in U.S. immigration policies;
•the effectiveness of our internal controls; and
•changes in accounting rules, tax laws or interpretations thereof.
The effects of these factors individually or in combination, including the continuing uncertainty created by the COVID-19 pandemic, supply chain issues, our business model changes and the resulting accounting changes, could cause our quarterly and annual operating results to fluctuate, as well as affect our ability to forecast those results and our ability to achieve those forecasts. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet or exceeding the expectations of our investors or financial analysts for any period. In addition, we may release guidance in our quarterly earnings conference calls, quarterly earnings releases, investor day, or otherwise, based on predictions of our management, which are necessarily uncertain in nature. The guidance provided depends on our predictions relating to demand for our platforms, the rate and extent of market acceptance to our business model changes, maintaining and growing our retailer network and the cost of maintaining retailer partnerships, and the expansion of our network audience through publishing distribution and other partnerships, which predictions can fluctuate greatly and are beyond our control. Our guidance may vary materially from actual results. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below or above the expectations of our investors or financial analysts, or below or above any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below or above the expectations of analysts or investors, the price of our common stock could decline or increase substantially. Such a stock price decline or increase could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Failure to meet our publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert our management’s attention and resources. If we exceed our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but exceed analyst or investor expectations, our stock price could increase.
If we are unable to successfully respond to changes in the digital promotions market, our business could be negatively affected.
As consumer demand for digital promotions has increased, promotion spending has shifted from traditional promotions through traditional offline or analog channels, such as newspapers and direct mail, to digital coupons. Although we expect advertisers to reduce and eventually stop spending on the offline free standing insert ("FSI"), our expectations regarding the timing of such change or our expectations that advertisers will shift some of their FSI budgets to our platforms or about the timing of such shifts, may not be accurate. It is also difficult to predict whether advertisers will decide to shift FSI budgets to other marketing channels if digital promotions lose favor with advertisers, retailers or consumers. For example, some large retailers do not yet use digital paperless promotions. In the event of these or any other changes to the market, our continued success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. We will need to continue to grow demand for our platforms by advertisers, retailers and consumers, including through continued innovation and implementation of new initiatives associated with digital promotions. If a retailer decides not to accept digital paperless promotions, if advertisers reduce spend in digital promotions, or if advertisers choose our competitors’ products and services, our business could be negatively affected.
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
For example, if consumer demand for our national and shopper promotions or our mobile applications does not grow as we expect or decreases, our business may be negatively affected. Also, the success of our transitioning the pricing of promotions offerings from cost-per-acquisition to duration-based pricing depends on meeting forecasted campaign outcomes, and if we do not deliver the forecasted outcomes, advertisers may not respond to this pricing model transition to the degree we anticipate, and our business could be adversely impacted. More generally, if we are unable to grow or successfully respond to changes in the digital promotions market, our business could be negatively affected and our results of operations could be negatively impacted. Our revenues may also be negatively affected if we are unable to manage the pricing model transition, or if the growth of digital paperless coupons is slower than the decline in digital print coupons. Conversely, acceleration of this shift (for example, through greater-than-expected acceptance of digital paperless coupons by new retailers) could lead to unanticipated increases in revenue.
If we fail to maintain and expand the use by consumers of digital promotions on our platforms, our revenues and business will be negatively affected.
We must continue to maintain and expand the use by consumers of digital promotions on our owned-and-operated sites, on retailer sites and on our publisher network in order to increase the attractiveness of our platforms to advertisers and retailers, and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of relevant and high-quality digital promotions, or that the usage of digital promotions is easy and convenient through our platforms, we may not be able to attract or retain consumers. In addition, as consumer behavior in accessing digital promotions changes and new distribution channels emerge, if we do not successfully respond and do not develop products or solutions that are widely accepted, we may be unable to retain consumers or attract new consumers, and as a result our business may suffer. One of our growth strategies is to increase the number of consumers using digital promotions on our platforms through growth and expansion of our publisher network. If we do not add new network partners or our partners do not experience increased consumer use of digital promotions on our platforms as expected, our revenues and business will be harmed. We also depend on our retail and other network partners to devote sufficient time, resources or funds to the promotion of our platforms and the marketing of our digital promotions to consumers. If we are unable to maintain and expand the use by consumers of digital promotions on our platforms and consumer properties, as well as the digital properties and channels of retailers and other publishers in our network, or if we do not do so to a greater extent than our competitors, advertisers may find that offering digital promotions on our platforms do not reach consumers with the scale and effectiveness that is compelling to them. Likewise, if retailers find that use of our platforms does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, the revenues we generate may not increase to the extent we expect, or may decrease. Any of these could harm our business. Additionally, consumer shopping behavior has changed dramatically in response to the COVID-19 pandemic. For instance, shoppers continue to minimize shopping trips, continue to rely on online grocery shopping, and continue to adjust buying habits in response to their lifestyles having been impacted by state and local orders and social distancing. If consumers decide not to use our products that involve paper as a result of the COVID-19 pandemic and do not find our purely digital products compelling, our business could be harmed.
Competition presents an ongoing threat to the success of our business.
We expect competition in digital marketing to continue to increase. This industry is competitive, fragmented and rapidly changing. We compete against a variety of companies with respect to different aspects of our business, including:
•providers of digital promotions such as Valassis Communications, Inc.; Catalina Marketing Corporation’s Cellfire; Inmar/You Technology; Neptune Retail Services’ (formerly known as News America Marketing) SmartSource; companies that offer cash back solutions such as iBotta, Inc.; and Neptune Retail Services’ Checkout 51;
•offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupon promotions and discounts on products and services in FSIs or other forms, including Valassis Communications, Inc., Neptune Retail Services and Catalina Marketing Corporation;
•retailers who develop and manage, with or without a third-party vendor, digital advertising or data products in-house, such as Albertsons' recently-announced launch of the Albertsons Media Collective, or The Kroger Company ("Kroger") with its wholly owned subsidiary of 84.51°;
•companies offering online and marketing services to retailers and advertisers, such as Flipp Corp.; and
•companies offering digital advertising technology, inventory, data, and services solutions and channels for advertisers and retailers including: Meta Platforms, Inc.( doing business as Facebook), Alphabet, Inc. ("Alphabet"), Pinterest, Inc., Amazon.com, Inc. ("Amazon"), Adobe Inc., The Trade Desk Inc., Oracle Corporation, Criteo S.A., Microsoft Corporation, Publicis Groupe's CitrusAd, and others.
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
Our success depends on the effectiveness of our platforms in connecting advertisers and retailers with consumers, and in attracting consumer use of the digital promotions and media delivered through our platforms. To the extent we fail to provide digital promotions and media for high quality, relevant products, or otherwise fail to successfully reach consumers on their mobile devices or elsewhere, consumers may become dissatisfied with our platforms and decide not to use our digital promotions, not interact with our digital media, and/or elect to use or view instead the digital promotions and media distributed by one of our competitors. As a result of these factors, our advertisers and retailers may not receive the benefits they expect, advertisers may opt to use the offerings of one of our competitors, and retailers may elect to handle promotions and media themselves or exclude us from integrating with their in-store and POS systems or with consumer channels. In any of these circumstances, our operating results would be adversely affected. Similarly, if retailers elect to use a competitive distribution network or platform, or develop their own solution in-house and we do not have, or fail to maintain, an agreement to distribute content through that network or platform, advertisers may elect to provide digital promotions and media directly to that network or platform, instead of through our platforms. Additionally, if retailers and advertisers require our platforms to integrate with competitive offerings instead of using our products, we could lose some of our competitive advantage and our business could be negatively affected.
We also face significant competition for trade promotion and marketing spending. We compete against online and mobile businesses, including those referenced above, and traditional advertising outlets, such as television, radio and print, for marketing dollar spending (also referred to as "spend"). In order to grow our revenues and improve our operating results, we must increase our share of advertiser spending on digital promotions and media relative to traditional sources and relative to our competitors, many of whom are larger companies that offer more traditional and widely accepted media products.

We also directly compete with retailers who develop and manage, with or without a third-party vendor, digital advertising or data products in-house, such as Albertsons' recently-announced launch of the Albertsons Media Collective, or The Kroger Company with its wholly owned subsidiary of 84.51°. Specifically, many retailers market and offer their own digital advertising solutions, including retailer performance media, targetable audiences and sponsored search, directly to advertisers. We also compete with retailers directly and indirectly for consumer traffic. Retailers will market promotions and media directly to consumers using their own websites, email newsletters and alerts, mobile applications, and social media channels. Additionally, some retailers also market and offer their own digital promotions and media directly to consumers using our platforms for which we earn no revenue. Our retailers could be more successful than we are at marketing their own digital promotions and media, develop or expand their own in-house capabilities or decide to manage retailer performance media in-house, and accordingly could decide to terminate their relationship with us or renew the relationship on less favorable terms than existed previously.
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
In response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners. Certain jurisdictions lifted such orders or restrictions only to return to these restrictions in the face of increases in new COVID-19 cases, even as vaccination efforts are being undertaken throughout the United States and in certain other countries. Although as of the spring of 2022 the pace of removing restrictions is increasing, the residual effects of such restrictions and prolonged alternative working arrangements are unknown and the eventual effectiveness of the vaccination efforts likewise remains uncertain, and these may negatively impact the productivity of our employee base and have a disproportionately negative impact on our sales and operations functions, which could have an adverse effect on our business, operating results, and financial condition.
In addition, the potential ultimate impact and duration of the COVID-19 pandemic on the global economy and on our business in particular are difficult to assess or predict. A recession or market correction resulting from the spread of new or existing variants of COVID-19 and its impacts could decrease marketing spend, particularly in media, adversely affecting the demand for our solutions, the growth of our business, and the value of our common stock. While we have seen advertisers or CPGs maintain or increase their spend on promotions during economic downturns, there is no guarantee they will do so in a future economic downturn, including one that may be presently taking shape due to the persistence of the COVID-19 pandemic or inflationary pressures brought about as a consequence of the pandemic.
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
For example, we have acquired businesses whose technologies are new to us and with which we did not have significant experience. We have made and are making investments of resources to support such acquisitions, which will result in ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot provide assurance that these investments and the integration of these acquisitions will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be negatively impacted.
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
We have significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Through acquisitions we have added multiple additional offices within the last three years, and during that period we moved our principal executive offices to Salt Lake City, Utah from Mountain View, California. Such office expansion and transition, with the majority of our personnel being scheduled to return to the office in the second quarter of 2022, increases the complexity of our business and places significant demands on our management, operations, technical performance, financial resources and internal control over financial reporting functions. Continued growth could strain our ability to deliver solutions on our platforms; develop and improve our operational, financial, legal and management controls; and enhance our reporting systems and procedures. Failure to manage our expansion may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.
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
Our success depends in part on our ability to attract consumers through unpaid Internet search results on search engines, such as Alphabet's search engine called Google. The number of consumers we attract to our websites from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, major search engines frequently modify their ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites or we may receive less favorable placement which could reduce traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. For example, the search result rankings of our websites at times have fallen relative to the same time in the prior year. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their index. Moreover, the use of voice recognition technology, such as Amazon's Alexa, Google Assistant or Apple's Siri, may drive traffic away from search engines, which could reduce traffic to our website. Any reduction in the number of consumers directed to our websites could reduce the effectiveness of our coupon codes for specialty retailers and digital promotions for advertisers and retailers and could adversely impact our business and results of operations. It could also reduce our ability to sell media advertising on our sites, which would negatively impact revenues and harm our business.
Failure to deal effectively with fraudulent or other improper transactions could harm our business.
Digital promotions can be in the form of redeemable coupons, coupon codes with unique identifiers, loyalty card linked offers, and national rebates. It is possible that third parties may create counterfeit digital coupons, coupon codes, exceed print or use limits in order, or submit fraudulent receipts or the same receipt twice to fraudulently or improperly claim discounts or credits for redemption. If we are unable to identify fraudulent national rebates claims before we pay out cash for these claims, we might be unable to get reimbursement from our customers. It is possible that individuals will circumvent our anti-fraud systems using increasingly sophisticated methods or methods that our anti-fraud systems are not able to counteract. Further, we may not detect any of these unauthorized activities in a timely manner. Third parties who succeed in circumventing our anti-fraud systems may sell the fraudulent or fraudulently obtained digital coupons on social networks or claim discounts, credits or rebates that they are not entitled to, which would damage our brand and relationships with advertisers and harm our business. Legal measures we take or attempt to take against these third parties may be costly and may not be ultimately successful. In addition, our service could be subject to employee fraud or other internal security breaches, and we may be required to reimburse advertisers and retailers for any funds stolen or revenues lost as a result of such breaches. Our advertisers and retailers could also request reimbursement, or stop using our platforms and products, if they are affected by buyer fraud or other types of fraud. We may incur significant losses from fraud and counterfeit digital coupons and receipts. If our anti-fraud technical and legal measures do not succeed, our business may suffer.
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
•burdens of complying with a wide variety of different laws and regulations, including intellectual property laws and regulation of digital coupons and media, Internet services, privacy and data protection, marketing and consumer protection laws; anti-competition regulations; and different liability standards, any of which may limit or prevent us from offering of our solutions in some jurisdictions or limit our ability to enforce contractual obligations;
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
For example, California has enacted the CCPA, which affords consumers expanded privacy protections, has required us to modify our data processing practices and policies as well as caused us to incur substantial costs and expenses in an effort to comply. For example, the CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties, and provides a private right of action and statutory damages for data breaches. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase the risk of data breach litigation, all of which may increase our compliance costs and potential liability. In addition, California voters approved the California Privacy Rights Act of 2020, or CPRA, that goes into effect on January 1, 2023. The CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law.
The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. For example, Virginia, Colorado and Utah have passed comprehensive privacy legislation that impose obligations similar to, but not exactly the same as California laws, and many other states are considering their own privacy legislation. Compliance with any newly enacted privacy and data security laws or regulations may be challenging, costly and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. Legislative initiatives in other states, to the extent that they become privacy and data security laws or regulations in such states, may have potentially conflicting requirements that would make compliance challenging. Some countries also are considering, or have passed legislation requiring, local storage and Processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.
Compliance with these and any other applicable privacy, data protection, data security, marketing and consumer protection guidelines, laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with them. We believe our policies and practices comply in material respects with these guidelines, laws and regulations. However, if our belief is incorrect, if these guidelines, laws or regulations or their interpretations change, or if new legislation or regulations are enacted, we may face significant fines and penalties that could adversely affect our business, financial condition and result of operations. Further, we could be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information, or implement new safeguards or business processes to help individuals manage our use of their information. We also cannot control our retail partners’ approach or interpretation of evolving state or other new and emerging privacy laws and regulations, which may impact their willingness or ability to provide us data that our platforms and solutions are dependent upon, or the terms on which they are willing or able to provide it. Changes to our data sources may restrict our ability to maintain or grow our revenues as anticipated.
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
European data protection laws including the EU GDPR also prohibit the transfer of personal data from Europe to the United States and other countries ("third countries") that are not recognized as having "adequate" data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from Europe has historically been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, in the “Schrems II” ruling in 2020, invalidated the EU-U.S. Privacy Shield framework for purposes of international transfers. The Swiss Federal Data Protection and Information Commissioner also opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. Recently, a new Trans-Atlantic Data Privacy Framework was announced as a successor to the invalidated Privacy Shield. Once approved and implemented, the agreement would facilitate the transatlantic flow of personal data and provide an alternative data transfer mechanism (in addition to EU Standard Contractual Clauses and Binding Corporate Rules) for companies transferring personal data from the EU to the U.S. However, the agreement in principle will depend on the implementation of several commitments from the United States, and so, it is unclear when the new framework will be available.
The Schrems II decision also imposed further restrictions on the use of one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses ("SCCs"), including a requirement for companies to carry out a transfer privacy impact assessment which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. At present, there are few, if any, viable alternatives to the SCCs.
The European Commission recently adopted new EU SCCs which impose onerous obligations on the contracting parties. These new EU SCCs must be used in all new contracts going forward (where there are restricted transfers of personal data), with existing contracts entered into before September 27, 2021 requiring updating by December 27, 2021. As such, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law; may increase our exposure to the EU GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; and may reduce demand from companies subject to European data protection laws. Moreover, where we rely on SCCs, we must in certain cases now evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. This evaluation will, in particular, include an assessment as to whether the types of personal data transferred pursuant to SCCs may be subject to government surveillance in the data importer’s country, and an assessment as to whether the data importer can meet its contractual obligations under the SCCs. Additionally, other countries outside of Europe have enacted, or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our products and operating our business.
Compliance with the EU GDPR involves rigorous and time-intensive processes that may increase our cost of doing business or require us to change our business practices. There may also be a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the required procedures.
Further, following the UK's exit from the EU ("Brexit"), the EU GDPR’s data protection obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” (i.e., the EU GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (EU Exit) Regulations)). The UK GDPR exists alongside the UK Data Protection Act 2018 that implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR, and as such may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK Government has published its own form of EU SCCs known as the UK International Data Transfer Agreement (IDTA) together with an International Data Transfer Addendum (UK Addendum) to the new EU SCCs. The UK Information Commissioner’s Office (ICO) is also expected to shortly publish its version of the transfer impact assessment and international guidance on international transfers.
Any failure or perceived failure by us to comply with applicable laws and regulations or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us Any of the foregoing could also result in significant liability or cause our customers to lose trust in us, any of which could have an adverse effect on our reputation, operations, financial performance and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA and other similar state comprehensive privacy laws, and other state and federal laws relating to privacy and data security. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties, and provides a private right of action and statutory damages for data breaches. The CCPA may increase our compliance costs and potential liability. In addition, the California Privacy Rights Act of 2020, or CPRA, is scheduled to take effect on January 1, 2023, and would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, including laws already passed in Virginia, Colorado and Utah that will go into effect in 2023, which could create the potential for a patchwork of overlapping but different state laws and more stringent United States privacy requirements, which in turn could increase our potential liability and adversely affect our business, results of operations, and financial condition. Compliance with the increasing number of newly enacted privacy and data security laws and regulations may be challenging, costly and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. Such laws and pending legislative initiatives, to the extent that they become privacy and data security laws or regulations in various states, may have potentially conflicting requirements that would make compliance challenging. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or similar requirements, which could increase the cost and complexity of providing our products and services and other aspects of our business.
We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. With laws and regulations in the EU, the United Kingdom, the United States, and other global jurisdictions imposing new and potentially costly or disruptive obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these laws and regulations, or of contractual or other obligations relating to privacy, data protection, or information security, could be interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and Processing practices, our policies or procedures, or our products and services. For instance, given the increased focus on the use of data for advertising, the anticipation and expectation of future laws, regulations, standards and other obligations could impact us and our existing and potential business partners and delay certain business partnerships or deals until there is greater certainty. In addition, as we expand our data analytics and other data-related product offerings there may be increased scrutiny on our use of data, and we may be subject to new and unexpected regulations, including proposals for regulation of artificial intelligence. Future laws, regulations, standards and other obligations could, for example, impair our ability to collect or use information that we utilize to provide targeted digital promotions and media to consumers, advertisers and retailers, thereby impairing our ability to maintain and grow our total customers and increase revenues. Future restrictions on the collection, use, sharing or disclosure of our users’ data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our solutions, possibly in a material manner, and could limit our ability to develop or outright prohibit new solutions and features.
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
We are required under U.S. GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators, and competition. In the future we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. The determination and recording of a significant impairment charge could adversely impact our results of operations, as for example occurred during the third quarter of 2021 in connection with the circumstances surrounding the termination of our partnership with Albertsons, and also could harm our business.
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
We are subject to the reporting requirements of the Exchange Act, Sarbanes-Oxley ("SOX"), and the rules and regulations of the New York Stock Exchange, or the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs; make some activities more difficult, time consuming and costly; and place significant strain on our personnel, systems and resources.
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

We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports we will file with the SEC under Section 404 of SOX. In the event that we are not able to demonstrate compliance with Section 404 of SOX, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations, and could result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, our common stock may not be able to remain listed on the NYSE.
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
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and similar state law provisions, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset post-change taxable income. If we have experienced an ownership change, our existing NOLs may be subject to limitations under Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control despite our having adopted a "tax benefits preservation plan" (as hereinafter defined) in November of 2021, also could result in an ownership change under Section 382 of the Code. Additionally, our NOLs arising in tax years beginning prior to January 1, 2018 are subject to expiration and may expire prior to being utilized. Under the 2017 Tax Cuts and Jobs Act (the "Tax Act"), as modified by the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), NOLs arising in tax years beginning after December 31, 2017, are not subject to expiration and may be carried forward indefinitely, but the deductibility of such NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.
On November 11, 2021, we adopted a tax benefits preservation plan to protect the value of tax assets associated with NOL carryforwards under Section 382 of the Code against a potential change in ownership as defined in Section 382. However, the tax benefits preservation plan does not guarantee against such a change in ownership.
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
Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. income tax expense.
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
Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other malicious internet-based activity are prevalent in our industry, and our customers and partners’ industries, and continue to increase. In addition, we may experience software or other code vulnerabilities, attacks, unavailable systems, unauthorized access or disclosure due to employee or other theft or misuse, denial-of-service attacks, sophisticated attacks by nation-state and nation-state supported actors, and advanced persistent threat intrusions. We and our third party service providers regularly defend against and respond to a variety of cybersecurity attacks and incidents. Despite our efforts to ensure the security, privacy, integrity, confidentiality, availability, and authenticity of the information technology (IT) networks and systems, processing and information, we may not be able to anticipate or to implement effective preventive and remedial measures against, or adequately respond to mitigate the impact of, all data security and privacy threats and attacks. We cannot guarantee that the recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, will be adequate to prevent or detect service interruption, system failure data loss or theft, or other material adverse consequences. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures, or those of our third-party providers, clients and partners, has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers who employ complex techniques, including without limitation, the theft or misuse of personal and financial information, counterfeiting, “phishing” attacks (including those directed toward SMS/texting services) or social engineering incidents, ransomware, extortion, publicly announcing security breaches, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. The techniques used to sabotage, disrupt or to obtain unauthorized access to our applications, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our applications, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Additionally, to provide protection against the occurrence of a cybersecurity event, we rely on the IT professionals within our organization to monitor, diagnose and remediate threats arising within our network. To the extent we experience attrition in this area and are required to shift workloads, or acquire and train supplementary IT talent, we could face increased risks of experiencing a materially harmful cybersecurity event.
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
Remediation of any potential cybersecurity breach may involve significant time, resources, and expenses, which may result in potential regulatory inquiries, litigation or other investigations, and could affect our financial and operational condition.
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
Our ability to generate revenue, and properly capture the occurrence of certain revenue-generating events, depends on the collection, reliability, and use of significant amounts of data from various sources, including data that we receive from retailers and other parties. Additionally, our ability to deliver our solutions depends on our ability to successfully leverage data, including data that we collect from consumers, data we receive from retailers and other parties, and data from our own operating history. Using loyalty card numbers both online and in-store, device identifiers (including Google AdID and Apple IDFA), cookies, and other tracking technologies, we, our retail partners and other data providers collect information about the interactions of consumers with our retail partners’ digital and in-store, with our owned and operated properties, and with certain other publisher sites and mobile applications, as well as other data such as location. We may enhance this data with other data, such as demographic information that we obtain from data providers.
As an example, for certain media campaigns, we receive tracking information from the systems of retailers, their service providers, and other third parties. If those parties fail to provide us information, fail to provide information in a timely fashion, or provide incorrect information, or if for other reasons we are unable to properly track such information, our results of operations and our ability to timely determine our revenue share payment obligation to retailers could be adversely impacted. Additionally, our ability to successfully leverage such data depends on our continued ability to access and use data from various sources, which can be restricted by a number of factors, including consumer choice, the success in obtaining consumer consent; restrictions imposed by our retail and other data partners or other third parties, publishers and web browser developers or other software developers; changes in technology, including changes in web browser technology; and new developments in, or new interpretations of laws, regulations and industry standards. For example, Apple in 2021 began implementing several changes to iOS that will require consumers to opt-in to sharing data with publisher sites and app, which may adversely impact our business. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanism as a result of industry regulatory and/or legal developments, the adoption by consumers of browsers settings or “ad-blocking” software, and the development and deployment of new technologies could materially impact our ability to collect data or reduce our ability to deliver relevant promotions or media, which could materially impair the results of our operations. See the risk factor above titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.
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
We and our third-party partners use, or might opt to use, a number of technologies to collect information used to deliver our solutions. For instance, mobile device identifiers such as Apple IDFA and Google AdID help us and our third-party partners identify, target and measure relevant promotions and media to consumers. Advertising shown on mobile applications can also be affected by blocking or restricting use of mobile device identifiers. Data regarding interactions between users and devices are tracked mostly through stable, pseudonymous advertising identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the platforms through which the applications are accessed and could be changed by the platforms in ways that could impair our ability to target, deliver, or measure the effectiveness of our solutions, any of which may negatively impact our business. In addition, mobile operating system and browser providers have implemented product changes and may in the future implement changes to limit the ability of websites and application developers to collect and use these mobile device identifiers and other data to target and measure advertising. For example, in April 2021 Apple shifted to require user opt-in before permitting access to Apple’s unique identifier, or IDFA. This shift from enabling user opt-out to an opt-in requirement is likely to have a substantial impact on the mobile advertising ecosystem, increase data and media acquisition costs, and could harm our growth.
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
We also use small text files (referred to as "cookies"), placed through an Internet browser on a consumer's machine which corresponds to a data set that we keep on our servers, to gather important data to help deliver our solutions. Certain of our cookies, including those that we predominantly use in delivering our solutions through Internet browsers, are known as "third-party" cookies because they are delivered by third parties rather than by us. Our cookies collect information, such as when a consumer views an advertisement, clicks on an advertisement, or visits one of our advertisers' websites. In some countries, including countries in the European Economic Area, and certain states within the United States, such as California, this information may be considered personal information under applicable data protection laws. When a consumer interacts with our solutions on a mobile device, we may also obtain location-based information about the user's device through our cookies or other tracking technologies. We use these technologies to achieve our customers' campaign goals, to ensure that the same consumer does not unintentionally see the same media too frequently, to report aggregate information to our customers regarding the performance of their digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network. We also use data from cookies to help us decide whether and how much to bid on an opportunity to place an advertisement in a certain Internet location and at a given time in front of a particular consumer. A lack of data associated with or obtained from third-party cookies may detract from our ability to make decisions about which inventory to purchase for a customer's campaign and thereby may adversely affect the effectiveness of our solution and harm our business.
Cookies may be deleted or blocked by consumers. The most commonly used Internet browsers (including Chrome, Firefox, and Safari) allow their users to prevent cookies from being accepted by their browsers. Consumers can also delete cookies from their computers. Some consumers also download "ad blocking" software that prevents cookies from being stored on a user's computer. If more consumers adopt these settings or delete their cookies more frequently than they currently do, our business could be negatively affected. In addition, certain web browsers may block third-party cookies by default. For example, Apple previously released an update to its Safari browser that limits the use of cookies, and other browsers may do so in the future. Unless such default settings in browsers are altered by consumers to permit the placement of third-party cookies, we would be able to set fewer of our cookies in users’ browsers, which reduces our ability to achieve our customers' campaign goals, measure performance of these campaigns, and detect fraudulent activity, any of which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to identify individual consumers or Internet-connected devices in the bidding process on advertising exchanges. Companies not using shared IDs across the entire ecosystem could have a negative impact on our ability to find the same user across different web properties, and thereby reduce the effectiveness of our solutions.
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
The use of APIs by our customers, as well as by retailer and other network partners, has significantly increased in recent years. Our APIs allow customers, as well as retailer and other network partners, to integrate their own business system with our platforms. The increased use of APIs increases security and operational risks to our systems, including risks relating to management of system access controls such as timely retirement of network user IDs as well as the risks of intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow greater ease and power in accessing our platforms, they also increase the risk of overusing our systems, potentially causing outages. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation and remediation damage to our reputation and loss of goodwill, any of which could harm our business, financial condition and results of operations.
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
We rely on a third-party service for the delivery of daily emails and other forms of electronic communication, and delay or errors in the delivery of such emails or other messaging we send may occur and be beyond our control, which could damage our reputation or harm our business, financial condition and operating results. If we were to be unable to use our current electronic messaging services, alternate services are available; however, we believe our sales could be impacted for some period as we transition to a new provider, and the new provider may be unable to provide equivalent or satisfactory electronic messaging service. Any disruption or restriction on the distribution of our electronic messages, termination or disruption of our relationship with our messaging service providers, including our third-party service that delivers our daily emails, or any increase in our costs associated with our email and other messaging activities could harm our business.
Our business depends on our ability to maintain and scale the network infrastructure necessary to operate our platforms, including our websites and mobile applications, and any significant disruption in service could result in a loss of advertisers, retailers and consumers.
We deliver digital promotions and media via our platforms, including over our websites and mobile applications, as well as through those of our advertisers and retailers and our publishers and other third parties. Our reputation and ability to acquire, retain and serve advertisers and retailers, as well as consumers who use digital promotions or view media on our platforms are dependent upon the reliable performance of our platforms. As the number of our advertiser customers, retailers and consumers; the number of digital promotions, digital media and information shared through our platforms; and the number of network endpoints (for example, DOOH display screens) continue to grow, we will need an increasing amount of network capacity and computing power. Our technology infrastructure and platforms are hosted across two data centers in co-location facilities in California and Virginia. We also operate our applications and services on industry-leading cloud platforms. We have spent and expect to continue to spend substantial amounts in our data centers, cloud platforms, and equipment and related network infrastructure to handle the traffic on our platforms. The operation of these systems is expensive and complex, and could result in operational failures and/or slow remediation response times in the event of a network incident. In the event that the number of transactions or the amount of traffic on our platforms grows more quickly than anticipated, we may be required to incur significant additional costs. In addition, as we scale, we must continually invest in our information technology, and also continue to invest in information security, infrastructure and automation as we strive to reduce complexities and siloed elements of our platforms. Deployment of new software or processes, whether or not relating to the transition from legacy to new IT systems, may adversely affect the performance of our services and harm the customer experience. If we fail to support our platforms or provide a strong customer experience, our ability to retain and attract customers may be negatively affected. Interruptions in these systems or service disruptions, whether due to system failures, computer viruses, malware, ransomware, denial of service attacks, attempts to degrade or disrupt services, or physical or electronic break-ins, could affect the security or availability of our websites and platforms, and prevent advertisers, retailers or consumers from accessing our platforms. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and furthermore we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential advertisers, retailers and consumers, which could harm our operating results and financial condition.
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
We may lose significant brand equity in our “Coupons.com” domain name, our “Quotient.com” domain name, our Shopmium.com domain name, and other valuable domain names. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew an applicable registration, or any other cause, we may be forced to market our products under new domain names, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain names in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We also may not be able to acquire or maintain appropriate domain names or trademarks in all countries in which we do business. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention and thereby harm our business.
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
•actions instituted by activist stockholders or others;
•any significant changes in our management or our board of directors; and
•changes in accounting principles.
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

Our business could be negatively affected as a result of actions of stockholders.

We value constructive input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. Our board of directors and management team are committed to acting in the best interests of all of our stockholders. There is no assurance that the actions taken by our board of directors and management in seeking to maintain constructive engagement with certain stockholders will be successful.

On April 13, 2022, Engaged Capital Flagship Master Fund, LP, together with certain affiliates (collectively “Engaged”), filed a preliminary proxy statement seeking to solicit proxies in favor of the election of two director candidates to our board of directors at our 2022 annual meeting of stockholders. Engaged has also made public statements critical of our board of directors, management and operations. Responding to these actions by Engaged and potential actions by other activist stockholders is costly and time-consuming, disruptive to our operations and diverts the attention of management, our board of directors and our employees. The contested election with respect to the company's directors requires us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, we may choose to initiate, or may become subject to, litigation as a result of proposals by activist stockholders or proxy contests or matters relating thereto, which would serve as a further distraction to our board of directors and management and could require us to incur significant additional costs.

Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors and/or other activist stockholders and cause concern to our current or potential customers, employees, investors, partners and other constituencies, which could result in lost sales and the loss of business opportunities and make it more difficult to attract and retain qualified personnel and business partners. If customers choose to delay, defer or reduce business with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of stockholder activism.
Substantial future sales of shares by our stockholders could negatively affect our stock price.
Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 95,068,899 shares of common stock outstanding as of March 31, 2022, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.
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
Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 46% of our outstanding common stock, based on the number of shares outstanding as of March 31, 2022. These stockholders therefore have significant influence over management and affairs, and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of a stockholder's shares of common stock.
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
Upon adoption of ASU 2020-06 as of the first quarter of 2022, the Company no longer uses the treasury stock method for calculating diluted earnings per share. Instead, the Company uses the if-converted method for calculating diluted earnings per share. Under the treasury stock method, the transaction was accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. Under the if-converted method, the transaction is accounted for as if the number of shares of common stock issuable upon conversion occurs at the beginning of the reporting period. The consequence to the Company's financial results of using the if-converted method at present is not problematic because the Company is in a net loss position in the Company's consolidated statement of operations and the convertible senior notes were determined to be anti-dilutive. However, if the Company becomes in a net profit position, then our diluted earnings per share could be adversely affected.
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
Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions; conditions in the financial markets; and changes in the overall demand for, or supply of, CPG products. A severe and/or prolonged economic downturn could adversely affect our customers' financial condition and the levels of marketing spend of our customers. While we have seen advertisers or CPGs continue to spend, and in certain cases increase spend, on promotions during economic downturns, there is no guarantee they will continue to do so in a future economic downturn, including one that may be presently taking shape due to the persistence of the COVID-19 pandemic and inflationary pressures. Weakness in, and uncertainty about, global economic conditions may cause advertisers and retailers to postpone marketing in response to tighter credit, negative financial news and/or declines in income or asset values. If inflation were to increase, advertisers and retailers could face higher manufacturing, supply chain or related input costs associated with the goods they produce and offer for sale, which could negatively impact their margins and otherwise make them less apt to utilize our solutions, which in turn would negatively impact our revenue. As also noted in the risk factor “The effects of health epidemics, including the COVID-19 pandemic, have had, and may continue to have, an adverse impact on our business, operations and the markets and communities in which we and our partners operate” above, the COVID-19 pandemic has significantly increased economic uncertainty. Some advertisers continue to experience supply chain pressures and have not returned to pre-pandemic levels of promotional marketing spend. The economic slowdown that was severe in the initial months following the pandemic's breakout in 2020 has moderated, but due to the persistent presence of COVID-19 hotspots both in the U.S. and in non-U.S. countries, risks of a global recession remain. Adverse changes in economic conditions, including as a result of the pandemic, can significantly harm demand for our marketing solutions (or change the mix of solutions demanded) and make it more challenging to forecast our operating results and make business decisions.
In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets; instability in the stock market; and high unemployment. There could be a number of other follow-on effects from these economic developments on our business, including customer insolvencies, decreased demand for our marketing solutions; decreased customer ability to pay their accounts, and increased collections risk and defaults.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.         Defaults Upon Senior Securities.
None.

Item 4.         Mine Safety Disclosures.
Not applicable.

Item 5.         Other Information.
None.

Item 6.         Exhibits.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	3/11/2016
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36331	3.2	10/6/2015
3.3	Certificate of Designation of the Series A Junior Preferred Stock of the Registrant, dated November 12, 2021.	8-A	001-36331	3.1	11/12/2021
4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	2/25/2014
4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	1/31/2014
4.3	Tax Benefits Preservation Plan, dated as of November 11, 2021, by and between the Registrant and American Stock Transfer & Trust Company, LLC as rights agent.	8-A	001-36331	4.1	11/12/2021
4.4	First Amendment to Tax Benefits Preservation Plan, dated as of April 29, 2022, by and between the Registrant and American Stock Transfer & Trust Company, LLC as rights agent.	8-K	001-36331	4.2	4/29/2022
10.1†	Offer Letter of Employment with Matthew Krepsik, dated March 29, 2021.					X
10.2†	Change of Control Severance Agreement with Matthew Krepsik, effective as of May 1, 2022.					X
10.3†	Amendment to the Change of Control Severance Agreement with Scott Raskin, effective as of May 1, 2022.					X
10.4†	Amendment No. 2 to the Change of Control Severance Agreement with Connie Chen, effective as of May 1, 2022.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quotient under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTIENT TECHNOLOGY INC.

Dated: May 4, 2022	By:	/s/ Steven Boal
Steven Boal
Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2022	By:	/s/ John Kellerman
John Kellerman
Vice President and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)