Form 10-Q
period 2022-06-30
Quotient Technology Inc.
filed 2022-08-09
CIK 1115128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 4, 2022, the registrant had 96,388,540 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.
INDEX
REPORT ON
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$214,942	$237,417
Accounts receivable, net of allowance for credit losses of $3,715 and $2,500 at June 30, 2022 and December 31, 2021, respectively	97,078	177,216
Prepaid expenses and other current assets	21,227	19,312
Total current assets	333,247	433,945
Property and equipment, net	23,096	22,660
Operating lease right-of-use assets	16,230	23,874
Intangible assets, net	7,781	13,003
Goodwill	128,427	128,427
Other assets	11,904	13,571
Total assets	$520,685	$635,480
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,062	$18,021
Accrued compensation and benefits	14,007	20,223
Other current liabilities	58,450	95,279
Deferred revenues	19,036	26,778
Contingent consideration related to acquisitions	—	22,275
Convertible senior notes, net	199,611	188,786
Total current liabilities	319,166	371,362
Operating lease liabilities	24,075	26,903
Other non-current liabilities	475	522
Deferred tax liabilities	1,991	1,991
Total liabilities	345,707	400,778
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized; 250,000 shares designated as Series A Junior Participating Preferred Stock; and no shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 96,264,693 and 94,779,442 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	703,228	731,672
Accumulated other comprehensive loss	(1,448)	(1,099)
Accumulated deficit	(526,803)	(495,872)
Total stockholders’ equity	174,978	234,702
Total liabilities and stockholders’ equity	$520,685	$635,480

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$69,251	$123,880	$147,707	$239,196
Cost of revenues	37,267	82,161	86,345	154,145
Gross profit	31,984	41,719	61,362	85,051
Operating expenses:
Sales and marketing	21,459	28,467	43,395	55,832
Research and development	7,072	11,411	16,828	23,467
General and administrative	42,869	15,009	65,577	27,842
Change in fair value of contingent consideration	—	242	—	527
Total operating expenses	71,400	55,129	125,800	107,668
Loss from operations	(39,416)	(13,410)	(64,438)	(22,617)
Interest expense	(1,179)	(3,767)	(2,333)	(7,497)
Other income (expense), net	(417)	194	(381)	(34)
Loss before income taxes	(41,012)	(16,983)	(67,152)	(30,148)
Provision for income taxes	2,346	218	2,512	467
Net loss	$(43,358)	$(17,201)	$(69,664)	$(30,615)
Net loss per share, basic and diluted	$(0.45)	$(0.18)	$(0.73)	$(0.33)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	95,369	93,645	95,148	93,038

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(43,358)	$(17,201)	$(69,664)	$(30,615)
Other comprehensive income (loss):
Foreign currency translation adjustments	(235)	(90)	(349)	(104)
Comprehensive loss	$(43,593)	$(17,291)	$(70,013)	$(30,719)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total stockholders' equity, beginning balances	$202,900	$250,569	$234,702	$247,029

Common stock and additional paid-in capital:
Beginning balances	$687,558	$715,301	$731,673	$698,333
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	(49,090)	—
Stock-based compensation	17,378	6,635	23,322	12,556
Exercise of employee stock options	—	128	—	13,198
Issuance of common stock for services provided	—	—		223
Issuance of common stock, purchase plan	824	1,596	824	1,596
Payments for taxes related to net share settlement of equity awards	(2,531)	(1,864)	(3,500)	(4,110)
Ending balance	$703,229	$721,796	$703,229	$721,796

Accumulated other comprehensive loss:
Beginning balances	$(1,213)	$(1,015)	$(1,099)	$(1,001)
Other comprehensive loss	(235)	(90)	(349)	(104)
Ending balance	$(1,448)	$(1,105)	$(1,448)	$(1,105)

Accumulated deficit:
Beginning balances	$(483,445)	$(463,718)	$(495,872)	$(450,304)
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	38,733	—
Net loss	(43,358)	(17,201)	(69,664)	(30,615)
Ending balance	$(526,803)	$(480,919)	$(526,803)	$(480,919)

Total stockholders' equity, ending balances	$174,978	$239,772	$174,978	$239,772

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(69,664)	$(30,615)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,231	17,138
Stock-based compensation	22,869	12,384
Impairment of long-lived and right-of-use assets	11,448	—
Impairment of promotion service right	—	2,580
Amortization of debt discount and issuance cost	548	5,731
Allowance (recovery) for credit losses	1,222	(13)
Deferred income taxes	—	467
Change in fair value of contingent consideration	—	527
Other non-cash expenses	3,368	1,906
Changes in operating assets and liabilities:
Accounts receivable	78,915	3,431
Prepaid expenses and other assets	(2,031)	2,467
Accounts payable and other liabilities	(28,944)	(1,670)
Payments for contingent consideration and bonuses	(19,008)	(2,901)
Accrued compensation and benefits	(6,283)	119
Deferred revenues	(7,741)	5,950
Net cash (used in) provided by operating activities	(6,070)	17,501

Cash flows from investing activities:
Purchases of property and equipment	(8,161)	(6,426)
Net cash used in investing activities	(8,161)	(6,426)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	824	14,794
Payments for taxes related to net share settlement of equity awards	(3,499)	(4,110)
Principal payments on promissory note and finance lease obligations	(98)	(167)
Payments for contingent consideration	(5,686)	(6,121)
Net cash (used in) provided by financing activities	(8,459)	4,396
Effect of exchange rates on cash and cash equivalents	215	76
Net (decrease) increase in cash and cash equivalents	(22,475)	15,547
Cash and cash equivalents at beginning of period	237,417	222,752
Cash and cash equivalents at end of period	$214,942	$238,299

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,707	$114
Cash paid for interest	$1,760	$1,766

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	$1,590	$548

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Quotient Technology Inc. (together with its subsidiaries, the “Company” or "Quotient"), is an industry leading digital media and promotions technology company that powers cohesive omnichannel brand-building and sales-driving marketing campaigns for advertisers and retailers to influence purchasing decisions throughout a shopper's path to purchase. These marketing campaigns are planned, delivered and measured using our technology platforms and data analytics tool. The Company's network includes the digital properties of retail partners and advertiser customers (also known as consumer packaged goods ("CPG") manufacturers or brands), social media platforms, its consumer brands Coupons.com and Shopmium and digital out-of-home ("DOOH") properties. This network provides the Company with proprietary and licensed data, including retailers’ in-store point-of-sale ("POS") shopper data, purchase intent and online behavior, and location intelligence. With such data powering its platforms, customers and partners use Quotient to leverage consumer data and insights, engage consumers via digital channels, and integrate marketing and merchandising programs to drive measurable sales results and consumer engagement.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022, as amended by its subsequent Form 10-K/A, Amendment No. 1, filed on April 29, 2022 (collectively, "Annual Report on Form 10-K").
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
There have been no significant changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K, that have had a material impact on its condensed consolidated financial statements and related notes.
Liquidity
The Company has financed its operations and capital expenditures through cash flows from operation as well as from the proceeds of the issuance of convertible senior notes in 2017. As of June 30, 2022 its principal source of liquidity was cash and cash equivalents of $214.9 million, which was held for working capital purposes. The Company's cash equivalents are comprised primarily of money market funds.

In November 2017, the Company issued $200.0 million aggregate principal amount of 1.75% convertible senior notes due December 1, 2022 (the "Maturity Date") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the “Notes”). Refer to Note 8 for further details related to the Notes. Management's plan is to refinance the Notes prior to the Maturity Date. If the Notes are not refinanced prior to the Maturity Date, the Company may not have the ability to meet its obligations as they become due. The Company has engaged in, and continues to engage in, discussions with potential lenders toward the goal of refinancing the Notes. To the extent that current and anticipated future sources of liquidity are insufficient to fund the Company’s future business activities and requirements, the Company may be required to seek additional equity or debt financing. In the event that future additional financing is required from outside sources beyond those levels currently contemplated, the Company may not be able to raise funding on terms acceptable to it or at all.
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
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). The guidance simplifies an issuer's accounting for convertible debt instruments and its application of the derivatives scope exception for contracts in its own entity. The guidance eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. The Company adopted this standard effective January 1, 2022 using the modified retrospective approach. Therefore, the condensed consolidated financial statements for the three and six months ended June 30, 2022 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.
In connection with the adoption of this standard, the Company recognized a cumulative effect adjustment of $38.7 million to retained earnings on the Company’s condensed consolidated balance sheet as of January 1, 2022. This adjustment was primarily driven by the derecognition of interest expense related to the accretion of the debt discount associated with the embedded conversion option recorded in the prior period as required under the legacy guidance. In addition, the Company reclassified $50.7 million and issuance costs of $1.6 million from additional paid-in-capital to convertible senior notes, net on the Company’s condensed consolidated balance sheet as of January 1, 2022. The reclassification was recorded in order to combine the two legacy units of account into a single instrument classified as a liability since the bifurcation of the instrument into two units of account is no longer required under the new standard. Under the new guidance, the Company will no longer incur interest expense related to the accretion of the debt discount associated with the embedded conversion option. The Company will use the if-converted method to calculate diluted earnings-per-share (EPS). If the Company makes an irrevocable election to settle the principal of the convertible senior notes in cash and the excess conversion spread in shares, the if-converted method will result in a reduced number of shares issued to reflect only the excess conversion. Since the Company had a net loss for the three and six months ended June 30, 2022, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting ASU 2020-06.
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
The pricing of digital promotions programs typically includes both promotion setup fees and promotion campaign fees. Promotion setup fees are related to the creation of digital promotions and set up of the underlying campaign on Quotient’s proprietary platforms for tracking of the related clicks. The Company recognizes revenues related to promotion setup fees over time, proportionally, on a per click basis using the number of authorized clicks, per insertion order, commencing on the date of the first click. A click refers to the consumer's action of activating a digital promotion through the Company’s proprietary technology platforms by either saving it to a retailer’s loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. Promotion campaign fees are usually determined on a per click basis. The Company typically recognizes revenues for digital promotion campaign fees as clicks occur.
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
The Company’s media programs enable advertisers and retailers to distribute digital media to promote their brands and products on its retailers’ websites and mobile applications, and through a network of affiliate publishers and non-publisher third parties that display its media offerings on their websites or mobile applications. Pricing for media campaigns is usually determined on a cost-per-click, cost-per-impression, or cost-per-acquisition basis. The Company recognizes revenue each time a digital media ad is displayed or each time a user clicks on the media ad displayed on the Company’s websites, mobile applications or on third-party websites.
Gross Versus Net Revenue Reporting
In the normal course of business and through its distribution network, the Company delivers digital media and promotions on retailers’ websites through retailers’ loyalty programs, and on the websites of digital publishers. In these situations, the Company evaluates whether it is the principal (i.e., reporting revenues on a gross basis) or agent (i.e., reporting revenues on a net basis). The Company typically reports digital promotion and media advertising revenues for campaigns placed on third-party owned properties on a gross basis; that is, the amounts billed to its customers are recorded as revenues, and distribution fees paid to retailers or digital publishers are recorded as cost of revenues. The Company is the principal because it controls the digital promotion and media advertising inventory before it is transferred to its customers. The Company’s control is evidenced by its sole ability to monetize the digital coupon and media advertising inventory, by its being the party primarily responsible to its customers, and by its having discretion in establishing pricing for the delivery of the digital promotions and media, or a combination of these.
In other cases (e.g., sponsored search and DOOH offerings), the Company reports revenues on a net basis, that is, the costs for digital advertising inventory and third-party data paid to suppliers are deducted from gross revenues to arrive at net revenues. The Company’s performance obligation in these arrangements is to provide the use of its platforms that enables customers to bid on real-time digital advertising inventory, use of data, and other add-on features in designing and executing their campaigns. The Company charges its customers a platform fee based on a percentage of the digital advertising inventory and data costs purchased through the use of its platforms. The platform fee is not contingent on the results of a digital media advertising campaign. The Company has determined that it is an agent in these arrangements because it does not have control of the digital advertising inventory before it is transferred to the customer and does not set prices.

The Company also offers retailer-specific promotion and media campaign solutions (either, or both, also known as "shopper" offerings). The Company has determined that it is an agent in these arrangements as the customer (i.e., the retailer) controls the delivery of shopper promotion and media programs on its website and sets the pricing. The Company’s obligation in these arrangements is to provide use of its platforms to the retailers. The retailer determines how shopper promotions and media programs are executed through the Company’s platforms. Under these arrangements, the Company reports revenue on a net basis.
Arrangements with Multiple Performance Obligations
The Company’s contracts with customers may include multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling-price basis. The Company determines its best estimate of standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts and the characteristics of targeted customers.
Deferred Revenues
Deferred revenues primarily relate to cash received or billings to customers associated with promotion setup fees, promotion campaign fees and digital media fees that are expected to be recognized upon click, or upon delivery of media impressions, or upon campaign duration, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The decrease of $7.7 million in the deferred revenue balance for the six months ended June 30, 2022 is due to $31.7 million of recognized revenue, partially offset by cash payments of $24.0 million received or due in advance of satisfying the Company’s performance obligations, including $3.0 million which the Company determined should have been recognized in prior periods as the underlying performance obligations were satisfied in prior periods.
The Company’s payment terms vary by the type and size of its customers. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Disaggregated Revenue
The following table presents the Company’s revenues disaggregated by type of services (in thousands, unaudited). The majority of the Company’s revenue is generated from sales in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Promotion	$42,605	$59,576	$92,767	$129,190
Media	26,646	64,304	54,940	110,006
Total Revenue	$69,251	$123,880	$147,707	$239,196
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

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$105,118	—	—	$105,118
Total	$105,118	$—	$—	$105,118
Liabilities:
Contingent consideration related to acquisitions	—	—	—	—
Total	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$105,004	—	—	$105,004
Total	$105,004	$—	$—	$105,004
Liabilities:
Contingent consideration related to acquisitions	—	—	22,275	22,275
Total	$—	$—	$22,275	$22,275
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

The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Ubimo	Elevaate	Ubimo	Elevaate
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$—	$—	$22,275	$—
Change in fair value during the period	—	—	—	—
Payments made during the period	—	—	(22,275)	—
Total	$—	$—	$—	$—

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Ubimo	Elevaate	Ubimo	Elevaate
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$21,168	$8,571	$20,930	$8,524
Change in fair value during the period	242	—	480	47
Payments made during the period	—	(8,571)	—	(8,571)
Total	$21,410	$—	$21,410	$—
The Company recorded a charge of zero during the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.5 million during the three and six months ended June 30, 2021, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying condensed consolidated statements of operations.
During the six months ended June 30, 2022, the Company paid $22.3 million related to Ubimo's achievement of financial metrics subject to contingent consideration during the measurement period ending December 31, 2021, and as a result, no liability existed as of June 30, 2022. Out of the total consideration paid, $5.7 million was originally measured and recorded on the acquisition date, and $16.6 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the condensed consolidated statements of operations.
Fair Value Measurements of Other Financial Instruments
As of June 30, 2022 and December 31, 2021, the fair value of the Company’s 1.75% convertible senior notes due 2022 was $191.6 million and $193.8 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

4. Allowance for Credit Losses
The summary of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at the beginning of period	$2,106	$1,947	$2,500	$2,070
Provision for expected credit losses	1,736	392	1,856	585
Write-offs charged against the allowance, net of recoveries	(127)	(377)	(641)	(693)
Balance at the end of period	$3,715	$1,962	$3,715	$1,962

5. Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Software	$62,170	$51,093
Computer equipment	24,324	23,696
Leasehold improvements	5,759	8,362
Furniture and fixtures	2,279	2,552
Total	94,532	85,703
Accumulated depreciation and amortization	(71,515)	(68,052)
Projects in process	79	5,009
Total property and equipment, net	$23,096	$22,660
Depreciation and amortization expense related to property and equipment was $2.1 million and $4.0 million for the three and six months ended June 30, 2022, respectively, and $1.5 million and $3.5 million for the three and six months ended June 30, 2021, respectively.
The Company capitalized internal use software development and enhancement costs of $5.7 million and $8.2 million during the three and six months ended June 30, 2022, respectively, and $2.1 million and $4.4 million during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2022, the Company had $1.3 million and $2.3 million, respectively, and $0.7 million and $1.8 million during the three and six months ended June 30, 2021, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense, and which is recorded as cost of revenues. Once the software is placed into service, the asset is included in software within "property and equipment, net". The unamortized capitalized development costs were $16.0 million and $11.6 million as of June 30, 2022 and December 31, 2021, respectively.
During the second quarter of 2022, the Company performed an interim assessment of its long-lived assets to determine if any indicators of impairment existed. In performing its assessment, the Company determined that there were changes in circumstances that indicated that the carrying amount of a long-lived asset group was not recoverable. During the three and six months ended June 30, 2022, the Company recorded an impairment charge of $1.4 million related to capitalized software.
Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Bonus	$4,956	$9,045
Payroll and related expenses	4,893	4,253
Commissions	2,918	5,838
Vacation	1,240	1,087
Total accrued compensation and benefits	$14,007	$20,223

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Distribution fees	$23,609	$46,313
Operating lease liabilities	5,709	4,935
Traffic acquisition cost	4,937	12,033
Liability related to litigation settlements	4,750	—
Prefunded liability	3,606	4,782
Rebate liability	1,439	2,444
Interest payable	292	292
Marketing expenses	94	636
Deferred cost related to a retailer agreement	—	8,000
Other	14,014	15,844
Total other current liabilities	$58,450	$95,279

6. Acquisitions
Acquisition of Ubimo
On November 19, 2019, the Company acquired all outstanding shares of Ubimo, a leading data and media activation company.
The total acquisition consideration of $20.7 million consisted of $15.0 million in cash and contingent consideration of up to $24.8 million payable in cash with an estimated fair value of $5.7 million as of the acquisition date. The contingent consideration payout was based on Ubimo achieving certain financial metrics between the date of the acquisition through December 31, 2021. The acquisition date fair value was determined using an option pricing model. As of December 31, 2021, the date that the contingent consideration period ended, Ubimo achieved certain financial metrics. During the six months ended June 30, 2022, the Company paid $24.7 million, of which $22.3 million related to contingent consideration and $2.4 million related to certain bonuses; and as a result, no liability existed as of June 30, 2022. Of the total $24.7 million that was paid, $5.7 million was classified within financing activity and the remaining $19.0 million was classified within operating activity on the Company's condensed consolidated statements of cash flows.
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

7. Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	June 30, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,582	$(34,486)	$1,096	0.3
Developed technologies	27,170	(23,772)	3,398	1.3
Promotion service rights	24,426	(24,174)	252	0.2
Customer relationships	22,690	(20,019)	2,671	1.9
Data access rights	10,206	(10,206)	—	0.0
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,823)	—	0.0
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(963)	12	0.3
Registered users	420	(420)	—	0.0
	$132,750	$(124,969)	$7,781	1.3

	December 31, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,582	$(32,282)	$3,300	0.7
Developed technologies	27,170	(22,235)	4,935	1.7
Promotion service rights	24,426	(23,419)	1,007	0.6
Customer relationships	22,690	(19,311)	3,379	2.4
Data access rights	10,206	(10,206)	—	0.0
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,823)	—	0.0
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(945)	30	0.8
Registered users	420	(420)	—	0.0
	$132,750	$(119,747)	$13,003	1.5
As of June 30, 2022 and December 31, 2021, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.
Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $2.6 million and $5.2 million during the three and six months ended June 30, 2022, respectively, and $6.2 million and $13.6 million during the three and six months ended June 30, 2021, respectively. Estimated future amortization expense related to intangible assets as of June 30, 2022 is as follows (in thousands):

Total
2022, remaining six months	$3,287
2023	3,583
2024	559
2025	—
2026	—
2027 and beyond	—
Total estimated amortization expense	$7,429
 As of June 30, 2022, the Company performed an analysis of the impact of recent events, including business and market disruption, on the fair values of its intangible assets, and determined that an impairment does not exist. However, there can be no assurance that intangible assets will not be impaired in future periods, and the Company will continue to monitor its operating results, cash flow forecasts and challenges from declines in current market conditions, as well as impacts of COVID-19, for future determinations regarding these intangible assets.

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
The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal	$200,000	$200,000
Unamortized debt discount	—	(10,358)
Unamortized debt issuance costs	(389)	(856)
Net carrying amount of the liability component	$199,611	$188,786
The following table sets forth the interest expense related to the notes recognized in interest expense on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$875	$875	$1,750	$1,750
Amortization of debt discount	—	2,653	—	5,267
Amortization of debt issuance costs	233	232	466	464
Total interest expense related to the Notes	$1,108	$3,760	$2,216	$7,481
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
The ABL Credit Agreement includes conditions to borrowings, representations and warranties, affirmative and negative covenants and events of default customary for financings of this type and size. In the event of default, all obligations will be automatically due and payable and all commitments will terminate. The ABL Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio at all times. The ABL Credit Agreement limits the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments, consummate certain assets sales and merge, consolidate and/or sell or dispose of certain assets. The ABL Credit Agreement also requires that if the Company's Excess Availability (defined as the Line Cap less borrowed amounts or issued letters of credit) is less than the greater of (i) the Line Cap and (ii) $10.0 million, the Company will maintain a fixed coverage charge ratio of at least 1.00 to 1.00. In addition, the ABL Credit Agreement includes customary events of default, which may require the Company to pay an additional 2% interest on the outstanding loans under the ABL Credit Agreement. As set forth in the ABL Credit Agreement, borrowings under the ABL Facility initially will bear interest at a rate equal to, for BSBY Loans, the BSBY Rate plus the Applicable Margin or, for Base Rate Loans, the Base Rate plus the Applicable Margin. The Applicable Margin is determined based on average daily borrowing availability. As of June 30, 2022, there were no borrowings or repayments under the ABL Facility.
As of June 30, 2022, the Company was not in compliance with the above covenants; however, on August 5, 2022, the Company entered into a First Amendment and Limited Waiver to Loan, Guaranty and Security Agreement (the "First Amendment"). Pursuant to the First Amendment, the Company was provided a waiver of a covenant violation for the quarter ended June 30, 2022. In addition, the terms of the ABL Facility were amended to reduce the aggregate value of the credit facility to $50.0 million, modify the fixed charge coverage ratio ("FCCR") covenant conditions for the next three fiscal quarters, revise the springing maturity date, and impose a temporary reduction of $5.0 million in funding available based on the Company's FCCR. Refer to Note 16 for further details.

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
Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and performance-based stock units ("PSUs") to employees, directors and consultants. The shares available will be increased at the beginning of each year by the lesser of (i) 4% of outstanding common stock on the last day of the immediately preceding year, or (ii) such number determined by the Board of Directors and subject to additional restrictions relating to the maximum number of shares issuable pursuant to incentive stock options. Under the 2013 Plan, both the incentive stock options (ISOs) and non-qualified stock options (NSOs) are granted at a price per share not less than 100% of the fair market value on the effective date of the grant. The Board of Directors determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined by the Board of Directors.
Stock Options
The fair value of each option was estimated using the Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected life (in years)	6.02	0.00	6.02	0.00
Risk-free interest rate	2.96%	—%	2.96%	—%
Volatility	50%	—%	50%	—%
Dividend yield	—	—	—	—
There were no option grants during the three and six months ended June 30, 2021. The weighted-average grant date fair value of options was $2.05 during the three and six months ended June 30, 2022.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

On March 1, 2021, the Company granted a total of 938,831 performance-based restricted stock units (“2021 PSU Awards”), under the 2013 Equity Incentive Plan, to certain executive leaders with a grant date fair value of $13.28. The PSU Award represents the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. The PSU Awards will vest in three years subject to the achievement of certain operating performance goals, stock performance goals and continued employment. The fair value of the PSU Award was measured using a Monte Carlo simulation. As of June 30, 2022, the Company performed an assessment and determined that the likelihood of achievement of certain operating performance goals was not deemed probable. As such, during the three and six months ended June 30, 2022, no compensation expense was recognized in the Company's condensed consolidated financial statements related to the 2021 PSU Awards. During the three and six months ended June 30, 2021, the Company recorded $1.0 million and $1.4 million, respectively, in compensation expense in its condensed consolidated financial statements related to the 2021 PSU Awards. During the second quarter of 2022, certain of the 2021 PSU Awards were modified in connection with a separation agreement between the Company and its former chief executive officer ("CEO"). Refer to "Stock-based Compensation Expense" below for further details.
On March 1, 2022, (“2022 Grant Date”), the Company granted a total of 1,171,494 performance-based restricted stock units (“2022 PSU Awards”), under the 2013 Equity Incentive Plan, to certain executive leaders with a grant date fair value of $4.82, $3.87 and $3.14, for each respective tranche. The PSU Award represents the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. The PSU Awards vest subject to the achievement of stock performance goals and the awardee being an employee at the time of vesting. Any unvested portion of the PSU award will be forfeited on the third anniversary of the 2022 Grant Date. The fair value of the PSU Award was measured using a Monte Carlo simulation. During the three and six months ended June 30, 2022, the expense recognized in its condensed consolidated financial statements related to the 2022 PSU Awards was $1.8 million and $2.1 million, respectively. During the second quarter of 2022, certain of the 2022 PSU Awards were modified in connection with a separation agreement between the Company and its former CEO. Refer to "Stock-based Compensation Expense" below for further details.
A summary of the Company’s stock option and RSU, including PSU, award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	10,168,061	5,381,039	$10.78	6,897,993	$11.32	4.89	$1,596
Increase in shares authorized	3,791,177	—	—	—	—	—	—
Options granted	(600,000)	—	—	600,000	4.03	—	—
Options exercised	—	—	—	—	—	—	—
Options canceled or expired	333,023	—	—	(333,023)	$6.66	—	—
RSUs granted	(3,812,808)	3,812,808	$4.99	—	—	—	—
RSUs vested	—	(2,122,473)	$8.87	—	—	—	—
RSUs canceled or expired	1,498,322	(1,498,322)	$9.66	—	—	—	—
RSUs vested and withheld for taxes	874,945	—	—	—	—	—	—
Balance as of June 30, 2022	12,252,720	5,573,052	$7.85	7,164,970	$6.95	4.34	$—
Vested and exercisable as of June 30, 2022				5,968,311	$7.14	3.47	$—
The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options vested was $1.0 million and $1.9 million during the three and six months ended June 30, 2022 and $1.2 million and $2.6 million during the three and six months ended June 30, 2021, respectively.
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
The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected life (in years)	0.5	0.5	0.50	0.5
Risk-free interest rate	1.54%	0.03%	0.07% - 1.54%	0.03% - 0.12%
Volatility	65%	75%	60% - 65%	60% - 75%
Dividend yield	—	—	—	—
As of June 30, 2022, a total of 2,639,420 shares of common stock were issued under the ESPP since inception of the plan. As of June 30, 2022, a total of 1,760,580 shares are available for issuance under the ESPP.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP shares included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$500	$401	$1,032	$824
Sales and marketing	812	1,181	1,703	2,436
Research and development	674	977	1,641	1,949
General and administrative	15,141	3,981	18,493	7,175
Total stock-based compensation expense	$17,127	$6,540	$22,869	$12,384
During the quarter ended June 30, 2022, the Company recorded $12.0 million of stock-based compensation expense related to the modification of stock options, RSUs and PSUs granted to the Company's former CEO pursuant to a separation agreement between the Company and its former CEO entered into during the second quarter of 2022. Under the original terms of the grant agreements, the unvested stock options, RSUs and PSUs were to be forfeited upon termination of the former CEO's employment. The separation agreement extended the period over which the vested options can be exercised, repriced certain stock options, and allowed for accelerated vesting of unvested stock options, RSUs and PSUs upon the former CEO's termination of employment, which occurred on June 29, 2022. The expense is included in general and administrative expense in the Company's condensed consolidated statement of operations. Such modification of these options and awards resulted in a change to deferred tax assets fully offset by a valuation allowance.
As of June 30, 2022, there was $38.4 million of unrecognized stock-based compensation expense, of which $3.6 million is related to stock options and ESPP shares, and $34.8 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP shares as of June 30, 2022 will be amortized over a weighted-average period of 2.16 years. The total unrecognized stock-based compensation expense related to RSUs as of June 30, 2022 will be amortized over a weighted-average period of 2.50 years.
During the three and six months ended June 30, 2022, the Company capitalized $0.3 million and $0.5 million, respectively, and $0.1 million and $0.2 million during the three and six months ended June 30, 2021, respectively, of stock-based compensation expense associated with projects in process and recorded as part of property and equipment, net on the accompanying condensed consolidated balance sheets.
Common Stock Repurchases
The Board of Directors previously approved programs for the Company to repurchase shares of its common stock. In February 2021, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022 (the "February 2021 Program"). During the six months ended June 30, 2022, the Company did not repurchase any shares of its common stock, nor did the Company repurchase any of its common stock thereafter. The Company terminated the February 2021 Program prior to its expiration.

10. Income Taxes
The Company recorded a provision for income taxes of $2.3 million and $2.5 million during the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.5 million during the three and six months ended June 30, 2021, respectively. The provision for income taxes was primarily attributable to the Company’s foreign operations, amortization of tax deductible goodwill from prior acquisitions, and state taxes.
11. Net Loss Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(43,358)	$(17,201)	$(69,664)	$(30,615)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	95,369	93,645	95,148	93,038

Net loss per share, basic and diluted	$(0.45)	$(0.18)	$(0.73)	$(0.33)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Six
	Months Ended June 30,
	2022	2021
Stock options and ESPP	7,222	6,968
Restricted stock units	5,573	5,073
Shares related to convertible senior notes	11,521	11,521
	24,316	23,562

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
The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of June 30, 2022, the Company’s lease commitment of $5.0 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's condensed consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.
 All operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2022, the Company recognized $1.3 million and $2.8 million, respectively, in total lease costs, which is comprised of $1.3 million and $2.7 million, respectively, in operating lease costs for right-of-use assets, and zero and $0.1 million, respectively, in short-term lease costs related to short-term operating leases. During the three and six months ended June 30, 2021, the Company recognized $1.5 million and $3.0 million, respectively, in total lease costs, which is comprised of $1.3 million and $2.6 million, respectively, in operating lease costs for right-of-use assets, and $0.2 million and $0.4 million, respectively, in short-term lease costs related to short-term operating leases.
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
During the first quarter of 2022, the Company exited occupancy of its leased office space in San Francisco, California. During the second quarter of 2022, the Company exited occupancy of a leased office space in Santa Clara, California, and a portion of its leased office space in New York, New York. The exits of these leased office spaces are intended to align with the Company's continued operational and cost optimization efforts. The Company has the ability and intent to sublease these office spaces for the remainder of the respective lease terms. The Company determined that a triggering event had occurred that required an interim impairment assessment for certain of its long-lived and right-of-use assets.
The Company performed an interim impairment assessment in the first and second quarter of 2022. In measuring the estimated amount of long-lived and right-of-use asset impairment, the Company considered estimated future sublease income including the consideration of local real estate market conditions. The Company also factored the time to identify a tenant and to enter into an agreement. Based on a discounted cash flow analysis, the Company concluded that the carrying value of certain long-lived and right-of-use assets will not be recoverable. As such, during the three and six months ended June 30, 2022, the Company recorded an impairment charge of $3.9 million and $10.0 million, respectively, within general & administrative expenses on its condensed consolidated statements of operations.
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$1,651	$1,193	$2,981	$2,143
Right-of-use assets obtained in exchange for lease obligations	—	—	—	3,942
 Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2022	December 31, 2021
Operating right-of-use assets reported as:
Operating lease right-of-use assets	$16,230	$23,874

Operating lease liabilities reported as:
Other current liabilities	$5,709	$4,935
Other non-current liabilities	24,075	26,903
Total operating lease liabilities	$29,784	$31,838

Weighted average remaining lease term (in years)	5.7	6.2
Weighted average discount rate	5.1%	5.0%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2022, remaining six months	$3,681
2023	6,840
2024	6,191
2025	4,799
2026	3,344
2027 and thereafter	9,837
Total lease payments	$34,692

Less: Imputed Interest	(4,908)
Total	$29,784

13. Commitments and Contingencies
Purchase Obligations
The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $5.6 million as of June 30, 2022.
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
During the second quarter of 2021, the Company notified Albertsons that due to Albertsons' failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the period that ended in October 2021. In connection with renewal discussions between the parties, the Company received a letter in October 2021 from Albertsons notifying us of their intent to early terminate our agreement related to the delivery of promotions and media campaigns, effective December 31, 2021. The Company informed Albertsons that we disputed their right to terminate the agreement prior to March 31, 2022. On November 16, 2021, the Company notified Albertsons it was terminating the Agreement effective November 18, 2021, due to Albertsons’ failure to cure its material breach of the Agreement. Consistent with its offer, the Company continued to provide certain services past the termination date for the benefit of its CPG customers; and ceased providing the last of such services on February 26, 2022. The parties are currently in litigation, presently having entered into a stipulation, which is currently pending court approval, to stay the case temporarily to facilitate mediation. If the contractual minimum applicable to the period that ended in October 2021 is enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.5 million.
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
The Company’s founder and former CEO, Steven Boal, is subject to a claim from a third party, alleging that he owes certain amounts to the third party in connection with fundraising activities for Quotient that occurred between 1998 and 2006. (Mr. Boal left the Company for unrelated reasons in June 2022.) The Company agreed to advance certain defense costs, subject to an undertaking to repay such amounts if, and to the extent that, it is ultimately determined that he is not entitled to indemnification. The matter is ongoing. If this matter is resolved in favor of the third party and the Company is required to indemnify Mr. Boal for a loss, the Company may be required to make an indemnity payment. While the Company maintains directors’ and officers’ liability insurance, such insurance may not be applicable or adequate or cover all liabilities that may be incurred.
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
The Company reached a settlement of an existing claim and therefore recorded an accrual as of June 30, 2022. The Company believes that material liabilities associated with other existing claims are remote, and therefore, the Company has not recorded any additional accrual for the other existing claims as of June 30, 2022 and December 31, 2021. The Company expenses legal fees in the period in which they are incurred.
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
Fortis Advisors LLC v. Quotient Technology, Inc. On August 20, 2021, Fortis Advisors LLC, as the SavingStar stockholder representative, ("Fortis") filed a complaint in the Delaware Court of Chancery alleging breach of contract, declaratory judgment, and in the alternative, breach of the implied covenant of good faith and fair dealing. The complaint alleges that the Company ceased to make generally available the SavingStar customer relationship management (CRM) business, which would trigger an earnout payment of $8.5 million under the terms of the Agreement and Plan of Merger, dated August 23, 2018, between Quotient Technology Inc. and SavingStar, Inc. While the Company continues to believe the allegations underlying Fortis's complaint lack merit, in June 2022 the parties, without admitting to any liability, reached a settlement for an amount that did not have a material impact on the Company’s future business, operating results, or financial condition.
Albertsons Companies, Inc. v. Quotient Technology, Inc. On November 16, 2021, the Company informed Albertsons Companies, Inc. (“Albertsons”) that, in light of Albertsons' failure to cure its material breach of the Services and Data Agreement ("the Agreement"), it was terminating the Agreement effective November 19, 2021. The Company offered to continue to provide certain services beyond the termination date for the benefit of the CPGs. On November 19, 2021, Albertsons filed a complaint against the Company in the Superior Court of the State of California, County of Santa Clara alleging claims of breach of contract and breach of implied covenant of good faith and fair dealing. The complaint alleges that the Company failed to achieve alleged minimum revenue targets, failed to make certain revenue share payments in the amount of $5.0 million, failed to pay a guaranteed annual minimum payment of $10.0 million under Statement of Work (SOW) No. 5, and improperly terminated the Agreement. On November 22, 2021, consistent with the Company's offer in its November 16, 2021 termination letter, the parties entered into a stipulation, where the Company agreed to sell campaigns through December 15, 2021, and provide services and support for those campaigns through February 26, 2022 so long as Albertsons provided the necessary logistical steps to enable the Company to deliver the services and support. The Company also agreed to support the In-Lane Tool through December 10, 2021. On December 9, 2021, Albertsons filed for a temporary restraining order to prevent the Company from discontinuing its digital-coupon-service or its In-Lane Tool or otherwise refusing to support Albertsons advertising and coupon programs, and for an order to show cause re preliminary injunction. On December 13, 2021, the Court issued an order denying Albertsons’ request for a temporary restraining order and order to show cause re preliminary injunction because, on the basis of the evidence presented by Albertsons, it found that Albertsons was unlikely to prevail on its claims at trial. The parties have entered into a stipulation, which is currently pending court approval, to stay the case temporarily to facilitate mediation. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the Company believes that Albertsons’ claims lack merit.

14. Employee Benefit Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year of continuous employment. The Company’s matching contribution expense was $0.6 million and $1.3 million during the three and six months ended June 30, 2022, respectively, and $0.7 million and $1.4 million during the three and six months ended June 30, 2021, respectively.

15. Information About Geographic Areas
Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these condensed consolidated financial statements taken as a whole.

16. Subsequent Events
Restructuring
In July 2022, the Company initiated a workforce reduction plan in connection with its ongoing business transformation efforts. The Company expects to record a restructuring charge of approximately $2.1 million during the three months ended September 30, 2022, primarily relating to severance costs for impacted employees.
ABL Facility Waiver and Amendment
In November 2021, we entered into a Loan, Guaranty, and Security Agreement (the "ABL Credit Agreement") which as of June 30, 2022 provided for an asset-backed revolving credit facility in the aggregate amount of $100.0 million and a sublimit for letters of credit of $10.0 million (the "ABL Facility"). Refer to Note 8 for further details related to the ABL Facility in place as of June 30, 2022.
As of June 30, 2022, the Company was not in compliance with a fixed charge coverage ratio ("FCCR") covenant under the ABL Facility, as determined using the measurement date of June 30, 2022 looking back twelve months (the "June 30, 2022 FCCR Requirement"). On August 5, 2022, the Company entered into a First Amendment and Limited Waiver to Loan, Guaranty and Security Agreement (the "First Amendment"). Pursuant to the First Amendment, the Company received a waiver with respect to the June 30, 2022 FCCR Requirement. Also pursuant to the First Amendment, the terms of the ABL Facility were amended to, among other things, reduce the aggregate value of the credit facility to $50.0 million, modify the FCCR covenant conditions for the next three fiscal quarters, and impose a temporary reduction of $5.0 million in funding available, otherwise known as an availability block, based on the Company's FCCR. Additionally, the ABL Facility originally had a term that provided the lender with the right to terminate the ABL Facility if the Notes are not refinanced prior to September 1, 2022—this date in the amended ABL Facility has been extended to November 1, 2022.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed on March 1, 2022 with the SEC, as amended by our Form 10-K/A, Amendment No. 1, filed on April 29, 2022 with the SEC (collectively, "Annual Report on Form 10-K"). In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties, including statements related to the potential impact of the COVID-19 pandemic on our business and operations. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences are described in “Risk Factors” set forth in our Annual Report on Form 10-K, and elsewhere in this Quarterly Report on Form 10-Q.

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

Furthermore, we believe our strategy is adaptable to current trends in the industry. For example, as retail media evolves with more retailers bringing retail media in-house, a fragmented buying landscape is emerging for CPGs. We see opportunity in these industry trends and dynamics through building a regional retailer ad network and, as we continue to focus on bringing automation and self-service to our media platform, we aim to make media buying across multiple retailers and retail media networks easier.
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

Impact of COVID-19
We are cognizant of the COVID-19 pandemic and the resulting global implications. In an effort to protect the health and safety of our employees, our workforce has had, and continues in most instances, to spend a significant amount of time working remotely, and travel has been impacted. Many government measures initially imposed to contain COVID-19 or slow its spread, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing, have been lifted in certain global locations and have been lifted widely in the U.S., although as a result of new virus variants and subvariants arising, it is possible that such measures may be reinstated in the future. We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, even though vaccination efforts are continuing throughout the United States and, to varying extents, in other countries. Although as of the summer of 2022 the extent of restriction-lifting has been widespread, the residual effects of such restrictions and prolonged alternative working arrangements are unknown and the eventual effectiveness of the vaccination efforts likewise remains uncertain, including with respect to consumer activity across the globe, the productivity of our employee base and our sales and operations functions.
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

Second Quarter 2022 Overview
Quarterly revenues of $69.3 million in the second quarter of 2022 decreased by $54.6 million, or 44%, as compared to the same period in 2021. The year over year decrease in our quarterly revenues was largely due to a decline in promotion spending by CPGs and the termination of our partnership with the Albertsons Companies ("Albertsons"). Revenues also decreased as a result of recognizing a higher portion of our revenue on a net basis due to our recent business model changes. The decline in revenue was offset in part by the recognition of $3.0 million of revenue previously deferred that should have been recognized in prior periods as the underlying performance obligations were satisfied in prior periods.
Our net loss of $43.4 million in the second quarter of 2022 increased by $26.2 million, as compared to the net loss of $17.2 million in the same period in 2021. The year over year increase in our quarterly net loss was primarily due to a decrease in revenues as discussed previously, an impairment charge related to certain long-lived and right-of-use assets due to the exit of occupancy of office space that we continue to lease, shareholder activism response costs, an increase in stock-based compensation expense primarily related to the modification of certain stock options, RSUs and PSUs in connection with a separation agreement with our former CEO, litigation settlements, and overall higher operating expenses incurred to support our business objectives. This was partially offset by a decrease in interest expense as a result of the adoption of ASU 2020-06. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.
We expect our operating expenses to decline in absolute dollars as we remove costs from the business, in part due to a reduction-in-force action that we initiated in July 2022. However, we also expect operating expenses to increase as a percentage of revenue as more of our future revenue is recognized on a net basis compared to the prior periods due to the business model changes. When revenues begin to grow again, we expect to increase spending to support that growth.
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
Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense, income taxes, other (income) expense net, change in fair value of contingent consideration, impairment of certain long-lived and right-of-use assets, shareholder activism response costs, litigation settlements, certain acquisition related costs, and restructuring charges. We exclude certain items because we believe that these costs (benefits) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to contribute to a meaningful evaluation of our current or past operating performance.
Net loss and Adjusted EBITDA for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(43,358)	$(17,201)	$(69,664)	$(30,615)
Adjusted EBITDA	(1,270)	4,330	(8,368)	11,165
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
•Adjusted EBITDA also does not include the effects of stock-based compensation, depreciation, amortization of acquired intangible assets, change in fair value of contingent consideration, interest expense, other (income) expense, net, provision for income taxes, impairment of certain long-lived and right-of-use assets, shareholder activism response costs, litigation settlements, certain acquisition related costs, and restructuring charges; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(43,358)	$(17,201)	$(69,664)	$(30,615)
Adjustments:
Stock-based compensation	17,127	6,540	22,869	12,384
Depreciation and amortization	4,670	7,707	9,231	17,138
Acquisition related costs and other (1)	16,349	3,251	23,970	3,733
Change in fair value of contingent consideration	—	242	—	527
Interest expense	1,179	3,767	2,333	7,497
Other (income) expense, net	417	(194)	381	34
Provision for income taxes	2,346	218	2,512	467
Total adjustments	$42,088	$21,531	$61,296	$41,780

Adjusted EBITDA	$(1,270)	$4,330	$(8,368)	$11,165

(1)For the three and six months ended June 30, 2022, Other includes a charge of $5.3 million and $11.4 million, respectively, related to the impairment of certain long-lived and right-of-use assets; $3.7 million and $5.1 million, respectively, related to shareholder activism response costs; $4.8 million in both respective periods related to litigation settlements; and $2.6 million and $2.7 million, respectively, related to restructuring charges. For the three and six months ended June 30, 2021, Other includes a charge of $2.6 million related to the impairment of a promotion service right, as well as restructuring charges of $0.2 million, for both respective periods. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period and diligence, accounting, and legal expenses incurred related to certain acquisitions. Restructuring charges relate to severance for impacted employees.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022		2021		2022		2021
Revenues	$69,251	100.0%	$123,880	100.0%	$147,707	100.0%	$239,196	100.0%
Cost of revenues	37,267	53.8%	82,161	66.3%	86,345	58.5%	154,145	64.4%
Gross profit	31,984	46.2%	41,719	33.7%	61,362	41.5%	85,051	35.6%
Operating expenses:
Sales and marketing	21,459	31.0%	28,467	23.0%	43,395	29.4%	55,832	23.3%
Research and development	7,072	10.2%	11,411	9.2%	16,828	11.4%	23,467	9.8%
General and administrative	42,869	61.9%	15,009	12.1%	65,577	44.4%	27,842	11.6%
Change in fair value of contingent consideration	—	—%	242	0.2%	—	—%	527	0.2%
Total operating expenses	71,400	103.1%	55,129	44.5%	125,800	85.2%	107,668	45.0%
Loss from operations	(39,416)	(56.9)%	(13,410)	(10.8)%	(64,438)	(43.6)%	(22,617)	(9.5)%
Interest expense	(1,179)	(1.7)%	(3,767)	(3.0)%	(2,333)	(1.6)%	(7,497)	(3.1)%
Other income (expense), net	(417)	(0.6)%	194	0.2%	(381)	(0.3)%	(34)	—%
Loss before income taxes	(41,012)	(59.2)%	(16,983)	(13.7)%	(67,152)	(45.5)%	(30,148)	(12.6)%
Provision for income taxes	2,346	3.4%	218	0.2%	2,512	1.7%	467	0.2%
Net loss	$(43,358)	(62.6)%	$(17,201)	(13.9)%	$(69,664)	(47.2)%	$(30,615)	(12.8)%
Disaggregated Revenue
The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Promotion	$42,605	$59,576	$(16,971)	(28)%	$92,767	$129,190	$(36,423)	(28)%
Media	26,646	64,304	(37,658)	(59)%	54,940	110,006	(55,066)	(50)%
Total Revenue	$69,251	$123,880	$(54,629)	(44)%	$147,707	$239,196	$(91,489)	(38)%

Comparison of the Three and Six months ended June 30, 2022 and 2021
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues	$69,251	$123,880	$(54,629)	(44)%	$147,707	$239,196	$(91,489)	(38)%
Revenues for the three months ended June 30, 2022 decreased by $54.6 million, or 44%, as compared to the same period in 2021, and include the recognition of $3.0 million of revenue previously deferred that should have been recognized in prior periods as the underlying performance obligations were satisfied in prior periods. The decrease in digital promotion revenues was primarily due to a decline in promotion spending by CPGs, the termination of our partnership with Albertsons, and as a result of recognizing more revenue on a net basis due to business model changes. The decrease in media revenues was primarily due to the termination of our partnership with Albertsons and as a result of recognizing more revenue on a net basis due to business model changes. Revenues from digital promotion and media campaigns were 62% and 38%, respectively, of total revenues for the three months ended June 30, 2022, as compared to 48% and 52%, respectively, of total revenues during the same period in 2021.
Revenues for the six months ended June 30, 2022 decreased by $91.5 million, or 38%, as compared to the same period in 2021, and include the recognition of $1.7 million of revenue previously deferred that should have been recognized in prior periods as the underlying performance obligations were satisfied in prior periods. The decrease in digital promotion revenues was primarily due to a decline in promotion spending by CPGs, the termination of our partnership with Albertsons, and as a result of recognizing more revenue on a net basis due to business model changes. The decrease in media revenues was primarily due to the termination of our partnership with Albertsons and as a result of recognizing more revenue on a net basis due to business model changes. Revenues from digital promotion and media campaigns were 63% and 37%, respectively, of total revenues for the six months ended June 30, 2022, as compared to 54% and 46%, respectively, of total revenues during the same period in 2021.
Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of revenues	$37,267	$82,161	$(44,894)	(55)%	$86,345	$154,145	$(67,800)	(44)%
Gross profit	$31,984	$41,719	$(9,735)	(23)%	$61,362	$85,051	$(23,689)	(28)%
Gross margin	46%	34%			42%	36%

Cost of revenues for the three months ended June 30, 2022 decreased by $44.9 million, or 55%, as compared to the same period in 2021. The decrease was primarily due to a net decrease of $38.5 million in distribution fees paid to our partners for media and promotion revenues delivered through their platforms, due to the decrease in revenues as discussed previously, and data and traffic acquisition costs for offsite media on non-owned-and-operated properties, a portion of which is now reported net with revenues; a decrease in amortization expense of $3.1 million related to acquired intangible assets; the benefit a non-recurring charge during the second quarter of 2021 of $2.5 million related to the impairment of a promotion service right; a decrease in overhead expenses of $1.9 million related to facilities and infrastructure support; and a decrease in compensation costs of $0.3 million, partially offset by a charge of $1.4 million related to the impairment of certain capitalized software assets.
Cost of revenues for the six months ended June 30, 2022 decreased by $67.8 million, or 44%, as compared to the same period in 2021. The decrease was primarily due to a net decrease of $56.9 million in distribution fees paid to our partners for media and promotion revenues delivered through their platforms, due to the decrease in revenues as discussed previously, as well as data and traffic acquisition costs for offsite media on non-owned-and-operated properties, a portion of which is now reported net with revenues; a decrease in amortization expense of $7.4 million related to acquired intangible assets; the benefit a non-recurring charge during the second quarter of 2021 of $2.5 million related to the impairment of a promotion service right; a decrease in overhead expenses of $2.0 million related to facilities and infrastructure support; and a decrease in compensation costs of $0.4 million, partially offset by a charge of $1.4 million related to the impairment of certain capitalized software assets.
  Gross margin for the three and six months ended June 30, 2022 increased to 46% and 42%, respectively, as compared to 34% and 36%, respectively, during the same period in 2021. The increase was primarily due to lower amortization expense related to acquired intangible assets and a higher proportion of revenue recognized net of certain costs, partially offset by operating leverage on the reduction of net revenues and sales mix of 23% and 28%, respectively and higher margins on revenue recognized that was previously deferred that should have been recognized in prior periods as the underlying performance obligations were satisfied in prior periods..
 We expect the cost of revenues during the second half of 2022 to continue to decline, in absolute dollars, as we expect a higher proportion of our revenue to be recognized on a net basis. We recognize revenue on a net basis for arrangements when we act as an agent and do not control the service provided by the retailer or the price charged by the partner. CPGs and retailers are responsible for the determination of where a campaign is delivered, and retailers are responsible for providing the underlying services.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales and marketing	$21,459	$28,467	$(7,008)	(25)%	$43,395	$55,832	$(12,437)	(22)%
Percent of revenues	31%	23%			29%	23%

Sales and marketing expenses consist primarily of compensation, including salaries and benefits, sales commissions and stock-based compensation provided to our sales and marketing personnel, as well as facility costs and other related overhead costs; marketing programs; amortization of acquired intangibles; and travel costs.
 Sales and marketing expenses for the three months ended June 30, 2022 decreased by $7.0 million, or 25%, as compared to the same period in 2021. The decrease was primarily the result of a decrease in compensation costs of $4.1 million related to lower personnel costs in connection with our expense management efforts; a decrease of $3.1 million in promotional, advertising and other costs; and a decrease of $0.2 million in restructuring charges, partially offset by an increase in amortization of acquired intangibles of $0.4 million.
Sales and marketing expenses for the six months ended June 30, 2022 decreased by $12.4 million, or 22%, as compared to the same period in 2021. The decrease was primarily the result of a decrease in compensation costs of $7.1 million related to lower personnel costs in connection with our expense management efforts; a decrease of $5.3 million in promotional, advertising and other costs; and a decrease of $0.2 million in restructuring charges, partially offset by an increase in amortization of acquired intangibles of $0.2 million.
We expect sales and marketing expenses to remain relatively flat, in absolute dollars, as we continue to invest in sales and marketing in order to support our growth and business objectives.

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$7,072	$11,411	$(4,339)	(38)%	$16,828	$23,467	$(6,639)	(28)%
Percent of revenues	10%	9%			11%	10%
Research and development expenses consist primarily of compensation, including salaries, bonuses and benefits, and stock-based compensation provided to our engineering personnel, as well as facility costs and other related overhead costs; costs related to development of new products and the enhancement of existing products; and fees for design, testing, consulting, and other related services.
Research and development expenses for the three months ended June 30, 2022 decreased by $4.3 million, or 38%, as compared to the same period in 2021. The decrease was primarily due to an increase in capitalization of internal use software development costs of $3.1 million; a decrease in compensation of $1.4 million related to lower personnel costs in connection with our expense management efforts; offset by an increase in overhead expenses related to facilities and infrastructure support of $0.1 million, and an increase of $0.1 million in restructuring charges.
Research and development expenses for the six months ended June 30, 2022 decreased by $6.6 million, or 28%, as compared to the same period in 2021. The decrease was primarily due to an increase in capitalization of internal use software development costs of $4.5 million; a decrease in compensation of $2.0 million related to lower personnel costs in connection with our expense management efforts; and a decrease in overhead expenses related to facilities and infrastructure support of $0.2 million, partially offset by an increase of $0.1 million in restructuring charges.
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
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
General and administrative	$42,869	$15,009	$27,860	186%	$65,577	$27,842	$37,735	136%
Percent of revenues	62%	12%			44%	12%
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
 General and administrative expenses for the three months ended June 30, 2022 increased by $27.9 million, or 186%, as compared to the same period in 2021. The increase was primarily due to an increase in stock-based compensation costs of $12.0 million related to the stock option, RSU award and PSU award modifications for our former CEO in connection with his separation agreement; an increase of $4.8 million related to litigation settlements; an impairment charge related to certain long-lived and right-of-use assets of $3.9 million due to the exit of occupancy of office space; shareholder activism response costs of $3.7 million; an increase in restructuring charges of $2.5 million related to severance for impacted employees; and an increase in other administrative expenses of $1.8 million; partially offset by a decrease in acquisition related costs of $0.5 million and a decrease in professional service fees of $0.3 million.
General and administrative expenses for the six months ended June 30, 2022 increased by $37.7 million, or 136%, as compared to the same period in 2021. The increase was primarily due to an increase in stock-based compensation costs of $12.0 million related to the stock option, RSU award and PSU award modifications for our former CEO in connection with his separation agreement; an impairment charge related to certain long-lived and right-of-use assets of $10.0 million due to the exit of occupancy of office space; shareholder activism response costs of $5.1 million; an increase of $4.8 million related to litigation settlements; an increase in restructuring charges of $2.3 million related to severance for impacted employees; an increase in other administrative expenses of $1.5 million; an increase in professional service fees of $1.4 million including higher legal fees due to litigation matters; and an increase in compensation costs of $1.4 million; partially offset by a decrease in acquisition related costs of $0.8 million.
We expect general and administrative expenses, in absolute dollars, to decrease in future periods as we balance our investment in corporate infrastructure with our continued operational and cost optimization efforts.
Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Change in fair value of contingent consideration	$—	$242	$(242)	(100)%	$—	$527	$(527)	(100)%
Percent of revenues	—%	—%			—%	—%
 During the three and six months ended June 30, 2022, we did not record any charge related to the change in fair value of contingent consideration. As of December 31, 2021, Ubimo's contingent consideration period ended upon achieving certain financial metrics. During the first quarter of 2022, we paid $24.7 million, and as such, no liability existed as of June 30, 2022.
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
Interest Expense and Other Income (Expense), Net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(1,179)	$(3,767)	2,588	(69)%	$(2,333)	$(7,497)	$5,164	(69)%
Other income (expense), net	(417)	194	(611)	(315)%	(381)	(34)	(347)	1,020%
	$(1,596)	$(3,573)	$1,977	(55)%	$(2,714)	$(7,531)	$4,817	(64)%
 Interest expense is primarily related to the convertible senior notes, promissory note and finance lease obligations. Interest expense for the three and six months ended June 30, 2022 decreased by $2.6 million and $5.2 million, respectively, primarily due to the adoption of ASU 2020-06, under which guidance the Company no longer incurs interest expense related to the accretion of the debt discount associated with the convertible note. Refer to Note 2 for further details related to the adoption of the new standard.
Other income (expense), net consists primarily of interest income on U.S. Treasury Bills held as cash equivalents and banking-related fees. The increase in other income (expense), net during the three and six months ended June 30, 2022, as compared to the same period in 2021, was due to the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.
Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Provision for income taxes	$2,346	$218	$2,128	976%	$2,512	$467	$2,045	438%

The provision for income taxes of $2.3 million and $2.5 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively, was primarily attributable to our foreign operations, amortization of tax-deductible goodwill from prior acquisitions, and state taxes.

Liquidity and Capital Resources
We have financed our operations and capital expenditures through cash flows from operation as well as from the proceeds from the issuance of convertible senior notes in 2017. As of June 30, 2022, our principal source of liquidity was cash and cash equivalents of $214.9 million, which was held for working capital purposes. Our cash equivalents are comprised primarily of money market funds.
We have incurred and expect to continue to incur legal, accounting, regulatory compliance and other costs in future periods as we continue to invest in corporate infrastructure and in connection with litigation matters. We intend to continue to manage our operating expenses in line with our existing cash and available financial resources. In July 2022, we initiated a workforce reduction plan in connection with our ongoing business transformation efforts. Under this plan, we eliminated approximately 7% of our regular, full-time, global workforce, which we anticipate will generate annual cost savings of approximately $19.0 million.
Some of our agreements with retailers include an upfront payment for exclusive rights for the term of the agreement. These payments are generally recognized as an expense or as a contra-revenue item over the term of the exclusive right benefit.
In addition, some of our agreements with retailers include certain guaranteed distribution fees which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer related to the retailer's marketing efforts to promote the digital platform, and revenues and associated revenue share payments for the particular retailer relationship that were projected. For example, in 2020 the Company's efforts to implement, with Albertsons, one of our solutions resulted in multiple disputes being raised by each of the parties against the other, one of which disputes resulted in the Company not being able to meet the contractual minimum at the end of the applicable period under the agreement. In order to resolve certain of the disputes regarding the parties' respective obligations, we recognized a loss of $8.8 million during the year ended December 31, 2020. This loss was included in cost of revenues on our consolidated statements of operations. During the second quarter of 2021, the Company notified Albertsons that, due to Albertsons' failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the period that ended in October 2021. In connection with renewal discussions between the parties, we received a letter in October 2021 from Albertsons notifying us of their intent to early terminate our agreement related to the delivery of promotions and media campaigns, effective December 31, 2021. We informed Albertsons that we disputed their right to terminate the agreement prior to March 31, 2022. On November 16, 2021, the Company notified Albertsons it was terminating the Agreement effective November 18, 2021, due to Albertsons’ failure to cure its material breach of the Agreement. Consistent with its offer, the Company continued to provide certain services past the termination date for the benefit of its CPG customers; and ceased providing the last of such services on February 26, 2022. The parties are currently in litigation, presently having entered into a stipulation, which is currently pending court approval, to stay the case temporarily to facilitate mediation. If the contractual minimum applicable to the period that ended in October 2021 is enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.5 million.
In November 2017, we issued $200.0 million aggregate principal amount of 1.75% convertible senior notes due 2022 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the “Notes”). The notes are unsecured obligations of the company and bear interest at a fixed rate of 1.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2018. The notes will mature on December 1, 2022 ("Maturity Date"), unless earlier repurchased, redeemed, or converted in accordance with their terms. Our plan is to refinance the Notes prior to the Maturity Date. If the Notes are not refinanced prior to the Maturity date, we may not have the ability to meet our obligations as they become due. We have engaged in, and continue to engage in, discussions with potential lenders toward the goal of refinancing the Notes by November 1, 2022.
In November 2021, we entered into a Loan, Guaranty, and Security Agreement (the "ABL Credit Agreement", which prior to the First Amendment (as defined in the next paragraph) provided for an asset-backed revolving credit facility in the aggregate amount of $100.0 million and a sublimit for letters of credit of $10.0 million (the ABL Credit Agreement, as amended, the "ABL Facility"). The ABL Facility matures on November 17, 2026 with a springing maturity under certain circumstances as set forth in the First Amendment. As of June 30, 2022, there were no borrowings under the ABL Facility.
On August 5, 2022, we entered into a First Amendment and Limited Waiver to the ABL Credit Agreement (the "First Amendment"). The First Amendment, among other things, waived an event of default that occurred as a result of the Company's non-compliance, as of June 30, 2022, with a covenant requiring us to maintain a minimum fixed charge coverage ratio ("FCCR") of 1.0 over a lookback period of twelve months measured from June 30, 2022. The First Amendment also amended such FCCR covenant for the next three quarters and requires the original FCCR requirement to resume beginning the quarter-ended June 30, 2023, and to maintain such covenant requirement with respect to all succeeding quarters. See Part II, Item 5 of this Report for more information regarding the First Amendment including the specifics of the FCCR covenant modifications.
In addition, the First Amendment (i) redefined the term "Termination Date" to extend the springing maturity date, to November 1, 2022, that is triggered in the absence of a refinancing of our 1.75% Convertible Senior Notes due 2022 ("Notes") and to remove, as an option to avoid the triggering of the revised springing maturing date, a cash payoff occurring later than September 1, 2022; (ii) reduced the aggregate principal amount available for borrowing to up to $50.0 million; and (iii) included a temporary $5.0 million reduction in funding available, otherwise known as an availability block, based on our FCCR.
As of June 30, 2022, the Borrowing Base, as defined in the ABL Facility, was $37.6 million taking into account the temporary $5.0 million availability block described above.
We believe our existing cash, cash equivalents and cash flow from operations, and access to financing sources, including our amended ABL Facility, will be sufficient to meet our existing and expected future scheduled debt repayment obligations, working capital and capital expenditure needs for the next 12 months and beyond. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event future additional financing is required from outside sources beyond those levels currently contemplated, we may not be able to raise it on terms acceptable to us or at all. During the period of uncertainty and volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(6,070)	$17,501
Net cash used in investing activities	(8,161)	(6,426)
Net cash (used in) provided by financing activities	(8,459)	4,396
Effect of exchange rates on cash and cash equivalents	215	76
Net (decrease) increase in cash and cash equivalents	$(22,475)	$15,547
Operating Activities
Cash from operating activities relates to our net income or loss for the period, adjusted for net non-cash income or expenses and changes in our operating assets and liabilities.
During the six months ended June 30, 2022, net cash used in operating activities of $6.1 million reflected our net loss of $69.7 million, adjusted for net non-cash expenses of $48.7 million, and cash used as a result of changes in working capital of $14.9 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, allowance (recovery) for credit losses, deferred income taxes, change in fair value of contingent consideration, impairment of long-lived and right-of-use assets, and other non-cash expenses, including amortization of right-of-use asset, amortization of deferred cost, and loss on disposal of property and equipment. The primary uses of cash from working capital items included a decrease in accounts payable and other liabilities of $28.9 million due to timing of services and payments including payment for a deferred cost related to a retailer agreement, a Ubimo contingent consideration payment of $19.0 million related to the changes in fair value over the contingent consideration period, a decrease in accrued compensation and benefits of $6.3 million due to annual bonus payouts, a decrease in deferred revenues of $7.7 million due to lower billings for campaigns, and an increase in prepaid expenses and other assets of $2.1 million, partially offset by a decrease in accounts receivable of $78.9 million due to timing of invoicing and collections.
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
During the six months ended June 30, 2022, net cash used in investing activities of $8.2 million reflected purchases of property and equipment, which includes technology hardware and software to support our growth as well as capitalized software development costs.
Financing Activities
Our financing activities consisted primarily of payments made for shares withheld to cover payroll withholding taxes relating to the vesting of RSUs and the issuance of shares of common stock upon the exercise of stock options.
During the six months ended June 30, 2022, net cash used in financing activities of $8.5 million reflected $5.7 million in payments for Ubimo contingent consideration (initially measured and included as part of purchase consideration on the date of acquisition), payments made for shares withheld to cover the required payroll withholding taxes of $3.5 million in connection with vesting of equity grant awards, and payments on promissory note and finance lease obligations of $0.1 million, partially offset by proceeds received from issuance of common stock of $0.8 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2022.
Contractual Obligations and Commitments
Refer to Note 8 and Note 13 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three and six months ended June 30, 2022 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, other than the litigation settlements in which the Company recorded an accrual of $4.8 million as of June 30, 2022.
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
There were no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
During the three and six months ended June 30, 2022, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K, for a more complete discussion on the market risks we encounter.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our CEO and our chief financial officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the second quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our tax benefits preservation plan, which will remain in effect until January 2, 2023, may reduce the volume of trading in our stock because it limits the ability of persons or entities from acquiring a significant percentage of our outstanding stock.
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
We have incurred net losses of $45.6 million and $65.4 million in 2021 and 2020, respectively, and incurred net losses of $43.4 million and $69.7 million for the three and six months ended June 30, 2022, respectively. We have an accumulated deficit of $526.8 million as of June 30, 2022. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:
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
Our revenues may also fluctuate due to changes in marketing budgets of advertisers and retailers, and the timing of their marketing spend. Marketing spend by advertisers is considered the most flexible and easiest to cut, and advertisers can change their spend without notice, which can result in our inability to anticipate such fluctuations. For example, unspent budgets at the end of a CPG’s fiscal year, or budget pressures including those related to inflation and continuing supply chain issues, may lead to, respectively, unexpected increased or reduced spending on our platforms.
Decisions by advertisers or retailers to delay or reduce their digital marketing on our platforms or choose a solution from one of our competitors; changes in our fee arrangements with CPGs, retailers and other commercial partners, or the termination of a partnership with a retailer, such as the termination of our relationship with Albertsons, could also slow our revenue growth or reduce our revenues. For instance, beginning in mid-March of 2020, decisions by CPGs and retailers to mostly pause or delay, and in some cases cancel, marketing campaigns due to the uncertainty, supply-chain disruption, and consumer purchasing behavior changes caused by the COVID-19 pandemic had an adverse impact on our revenue and revenue growth for the second quarter of 2020. While CPGs and retailers resumed digital marketing in the second half of 2020 generally, certain CPGs and retailers still are experiencing supply chain disruption, and brands and retailers currently are experiencing increasing inflationary pressures that are increasing their costs, which in turn have reduced advertising spend generally and have negatively impacted many segments of the advertising and adtech industry of which we are a part. Accordingly, we may continue to see reduced digital marketing levels and postponed or cancelled campaigns. Such reductions in advertising spend could also be exacerbated if COVID-19 outbreaks persist or, more broadly, the pandemic worsens.
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
•adapt to industry changes in, and the evolution of, retail media networks as well as how CPGs leverage such networks;
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
The success and scale of our platforms depend on our strategic relationships with retailers. The success and scale of our platforms also depends on the level of commitment and support for our platforms from retailers. For example, retailers are increasingly interested in bringing retail media and shopper programs in house. If we are unable to adapt to this evolution of retail media and maintain and grow retailer support for our platforms and solutions, our business and revenue will be adversely impacted.
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
In addition, we depend on retailers to comply with laws, regulations and industry standards relating to privacy and the use of consumer data. If we and our retail partners cannot timely respond to legal, regulatory and industry changes, or if retailers decide to limit or prohibit use of their data to comply with such changes, our revenue and growth would be impaired. For instance, if in response to changes in state privacy laws such as the California Consumer Privacy Act of 2018 (the " CCPA"), business partners contractually prohibit the “sale” (as defined in the CCPA) of loyalty program data, or if retailers otherwise materially restrict our use of sales and loyalty card data in light of the CCPA or similar laws or regulations, our business will be negatively affected. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.
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
In addition, some of our agreements with retailers include certain upfront fees/payments or guaranteed distribution fees, which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these fees may not be recoverable and any shortfall, if applicable, may be payable by us at the end of the applicable period. We consider various factors in our assessment of whether these upfront or guaranteed distribution fees may not be recoverable, including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote our digital platforms, as well as the projected revenue and associated revenue share payments. For example, in 2020, the Company's efforts to implement, with Albertsons, one of the Company’s solutions resulted in multiple disputes being raised by each of the parties against the other, one of which disputes resulted in the Company not being able to meet the contractual minimum at the end of the applicable period under the agreement. In order to resolve certain of the disputes regarding the parties' respective obligations, the Company recognized a loss of $8.8 million during the year ended December 31, 2020. During the second quarter of 2021, the Company notified Albertsons that, due to Albertsons failure to meet certain obligations under the agreement, the Company is not obligated to meet the contractual minimums for the period that ended in October 2021. In connection with renewal discussions between the parties, we received a letter from Albertsons in October 2021 notifying us of their intent to early terminate our agreement related to the delivery of promotions and media campaigns, effective December 31, 2021. We informed Albertsons that we disputed their right to terminate the agreement prior to March 31, 2022. On November 16, 2021, the Company notified Albertsons it was terminating the Agreement effective November 18, 2021, due to Albertsons’ failure to cure its material breach of the Agreement. Consistent with its offer, the Company continued to provide certain services past the termination date for the benefit of its CPG customers; and ceased providing the last of such services on February 26, 2022. The parties are currently in litigation, presently having entered into a stipulation, which is currently pending court approval, to stay the case temporarily to facilitate mediation. If the contractual minimum applicable to the period that ended in October 2021 is enforceable, the Company may recognize a loss that, depending on a variety of factors, is estimated to be as high as $8.5 million.
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
•a reduction in overall advertising spend by advertisers in reaction to rising inflation, continuing supply chain disruption and economic uncertainty, particularly in verticals that comprise a significant portion of our revenue such as the food category;
•our ability to adapt to changes in marketing goals, strategies and budgets of advertisers and retailers, and the timing of their marketing spend;
•our ability to maintain and grow the retailer component of our network, to expand our network with new verticals, and to increase our number of network partners and publishers;
•our ability to maintain and expand our data rights with our retailer network;
•our ability to leverage retailer demands to increase CPG spend on retailer performance media;
•adapt to industry changes in, and the evolution of, retail media networks as well as how CPGs leverage such networks;

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
•increased legal and compliance costs associated with data protection laws and regulations in various jurisdictions, including state privacy laws like the CCPA, which went into effect on January 1, 2020, or new state laws in Virginia, Colorado, Connecticut and Utah which go into effect in 2023, the invalidation of the EU-U.S. Privacy Shield framework and Swiss-U.S. Privacy Shield Framework in July 2020 and September 2020, respectively, and new follow-on compliance obligations;
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
The effects of these factors individually or in combination, including the continuing uncertainty created by the COVID-19 pandemic, supply chain issues, inflation-related impacts, our business model changes and the resulting accounting changes, could cause our quarterly and annual operating results to fluctuate, as well as affect our ability to forecast those results and our ability to achieve those forecasts. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet or exceeding the expectations of our investors or financial analysts for any period. In addition, we may release guidance in our quarterly earnings conference calls, quarterly earnings releases, investor day, or otherwise, based on predictions of our management, which are necessarily uncertain in nature. The guidance provided depends on our predictions relating to demand for our platforms, the rate and extent of market acceptance to our business model changes, maintaining and growing our retailer network and the cost of maintaining retailer partnerships, and the expansion of our network audience through publishing distribution and other partnerships, which predictions can fluctuate greatly and are beyond our control. Our guidance may vary materially from actual results. If our revenue or operating results, or the rate of growth of our revenue or operating results, fall below or above the expectations of our investors or financial analysts, or below or above any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below or above the expectations of analysts or investors, the price of our common stock could decline or increase substantially. Such a stock price decline or increase could occur even when we have met our own or other publicly stated revenue or earnings forecasts. Failure to meet our publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert our management’s attention and resources. If we exceed our own or other publicly stated revenue or earnings forecasts, or even when we meet our own forecasts but exceed analyst or investor expectations, our stock price could increase.
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
We must continue to maintain and expand the use by consumers of digital promotions on our owned-and-operated sites, on retailer sites and on our publisher network in order to increase the attractiveness of our platforms to advertisers and retailers, and to increase revenues and achieve profitability. If consumers do not perceive that we offer a broad selection of relevant and high-quality digital promotions, or that the usage of digital promotions is easy and convenient through our platforms, we may not be able to attract or retain consumers. In addition, as consumer behavior in accessing digital promotions changes and new distribution channels emerge, if we do not successfully respond and do not develop products or solutions that are widely accepted, we may be unable to retain consumers or attract new consumers, and as a result our business may suffer. One of our growth strategies is to increase the number of consumers using digital promotions on our platforms through growth and expansion of our publisher network. If we do not add new network partners or our partners do not experience increased consumer use of digital promotions on our platforms as expected, our revenues and business will be harmed. We also depend on our retail and other network partners to devote sufficient time, resources or funds to the promotion of our platforms and the marketing of our digital promotions to consumers. If we are unable to maintain and expand the use by consumers of digital promotions on our platforms and consumer properties, as well as the digital properties and channels of retailers and other publishers in our network, or if we do not do so to a greater extent than our competitors, advertisers may find that offering digital promotions on our platforms do not reach consumers with the scale and effectiveness that is compelling to them. Likewise, if retailers find that use of our platforms does not increase sales of the promoted products and consumer loyalty to the retailer to the extent they expect, the revenues we generate may not increase to the extent we expect, or may decrease. Any of these could harm our business. Additionally, consumer shopping behavior has changed as a consequence the COVID-19 pandemic. For instance, shoppers have minimized shopping trips, relied on online grocery shopping, and adjusted buying habits in response to their lifestyles having been impacted by the COVID-19 pandemic. To the extent consumers do not find our products compelling given changed consumer buying behavior, our business could be harmed.
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
As an industry-leading digital promotions and media company we compete for sales, engineering and other technical talent in a highly competitive environment against large, well-established technology companies and well-funded start-ups, which have significantly greater financial and other resources than we do. If we do not succeed in attracting, hiring and integrating qualified personnel, or motivating and retaining existing personnel, we may be unable to grow effectively and our operating results may be harmed. We initiated a reduction-in-force in July 2022 which impacted 7% of our global workforce, and at present we have imposed limits on new hiring.
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
In response to the COVID-19 pandemic, many state, local and foreign governments put in place quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners. Certain jurisdictions lifted such orders or restrictions only to return to these restrictions in the face of increases in new COVID-19 cases, even as vaccination efforts are continuing to be undertaken throughout the United States and in certain other countries. Although as of the summer of 2022 the extent of restriction-lifting has been widespread, the residual effects of such restrictions and prolonged alternative working arrangements are unknown and the eventual effectiveness of the vaccination efforts likewise remains uncertain, and these may negatively impact the productivity of our employee base and have a disproportionately negative impact on our sales and operations functions, which could have an adverse effect on our business, operating results, and financial condition.

In addition, the potential ultimate impact and duration of the COVID-19 pandemic on the global economy and on our business in particular are difficult to assess or predict. A recession or market correction resulting from the spread of new or existing variants of COVID-19 and corresponding impacts, including resumption of shelter-in-place orders and similar restrictions, could decrease marketing spend, particularly in media, adversely affecting the demand for our solutions, the growth of our business, and the value of our common stock. While we have seen advertisers or CPGs maintain or increase their spend on promotions during economic downturns, there is no guarantee they will do so in a future economic downturn, including one that may be presently taking shape due to the persistence of the COVID-19 pandemic or inflationary pressures brought about as a consequence of the pandemic.
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
For example, we have acquired businesses whose technologies are new to us and with which we did not have significant experience. We have made and are making investments of resources to support such acquisitions, which will result in ongoing operating expenses and may divert resources and management attention from other areas of our business. In addition, we have been subject to litigation and disputes related to our acquisitions. For example, in August 2021, Fortis filed a complaint in the Delaware Court of Chancery alleging breach of contract, declaratory judgment, and in the alternative, breach of the implied covenant of good faith and fair dealing. The complaint alleged that the Company ceased to make generally available the SavingStar CRM business, which would trigger an earnout payment of $8.5 million under the terms of the SavingStar, Inc. acquisition agreement. In June 2022, the parties, without admitting to any liability, reached a settlement. We may experience future claims or settlements, which could impact our liquidity and financial condition. In addition, we cannot provide assurance that these investments and the integration of these acquisitions will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be negatively impacted.
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
We have significantly expanded our operations and anticipate expanding further to pursue our growth strategy. Through acquisitions we have added multiple additional offices within the last three years, and during that period we moved our principal executive offices to Salt Lake City, Utah from Mountain View, California. Such expansion, together with workplace transitions including maintaining remote and hybrid working arrangements for a significant portion of our employees. increases the complexity of our business and places significant demands on our management, operations, technical performance, financial resources and internal control over financial reporting functions. Continued growth could strain our ability to deliver solutions on our platforms; develop and improve our operational, financial, legal and management controls; and enhance our reporting systems and procedures. Failure to manage our expansion may limit our growth, damage our reputation and negatively affect our financial performance and harm our business.
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

In addition, in accordance with our bylaws and pursuant to indemnification agreements entered into with directors, officers and certain employees, we have indemnification obligations for claims brought against these persons arising out of certain events or occurrences while they are serving at our request in such capacities. For example, our founder and former CEO is subject to a claim from a third party, alleging that he owes certain amounts to the third party in connection with fundraising activities for Quotient that occurred between 1998 and 2006. (Our founder and former CEO left the Company for unrelated reasons in June 2022.) We agreed to advance certain defense costs, subject to an undertaking to repay us such amounts if, and to the extent that, it is ultimately determined that he is not entitled to indemnification. The matter is ongoing. If this matter is resolved in favor of the third party and if we are required to indemnify our founder and former CEO for a loss, we may be required to make an indemnity payment. While we maintain directors’ and officers’ liability insurance, such insurance may not be applicable, be adequate, or cover all liabilities that we may incur.
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
We collect, receive, access, generate, store, disclose, share, make accessible, protect, secure, and dispose of, and use (collectively "Process" or "Processing") business and personal information belonging to our users and customers. Because of this, we are subject to a variety of foreign, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, eCommerce, competition, price discrimination, consumer protection, taxation, and the use of promotions. The number and scope of such laws, regulations and industry standards are changing, are subject to differing applications and interpretations and may be inconsistent among countries, or may conflict with other rules, laws or data protection obligations. Several new privacy laws will go into effect in 2023, and legislators in other U.S. states and in foreign countries are considering additional new privacy laws and regulations. We expect that there will continue to be new data protection laws and data protection obligations, and we cannot yet determine the impact such future laws and obligations may have on our business.
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
For example, California has enacted the CCPA, which affords consumers expanded privacy protections, has required us to modify our data processing practices and policies as well as caused us to incur substantial costs and expenses in an effort to comply. For example, the CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties, and provides a private right of action and statutory damages for data breaches. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase the risk of data breach litigation, all of which may increase our compliance costs and potential liability. Then, California voters approved the California Privacy Rights Act of 2020, or CPRA, to amend the CCPA. The CPRA goes into effect on January 1, 2023. The CPRA would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law.
The enactment of the CCPA prompted a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, results of operations, and financial condition. For example, Virginia, Colorado, Utah and Connecticut have passed comprehensive privacy legislation that impose obligations similar to, but not exactly the same as California laws, and many other states are considering their own privacy legislation. Compliance with any newly enacted privacy and data security laws or regulations may be challenging, costly and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. Legislative initiatives in other states, to the extent that they become privacy and data security laws or regulations in such states, may have potentially conflicting requirements that would make compliance challenging. Some countries also are considering, or have passed legislation requiring, local storage and Processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.

Compliance with these and any other applicable privacy, data protection, data security, marketing and consumer protection guidelines, laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with them. We believe our policies and practices comply in material respects with these guidelines, laws and regulations. However, if our belief or interpretations of the law are incorrect, if these guidelines, laws or regulations or their interpretations change, or if new legislation or regulations are enacted, we may face significant fines and penalties that could adversely affect our business, financial condition and result of operations. Further, we could be compelled to provide additional disclosures to our consumers, obtain additional consents from our consumers before collecting, using, or disclosing their information, or implement new safeguards or business processes to help individuals manage our use of their information. We also cannot control our retail partners’ approach or interpretation of evolving state or other new and emerging privacy laws and regulations, which may impact their willingness or ability to provide us data that our platforms and solutions are dependent upon, or the terms on which they are willing or able to provide it. Changes to our data sources may restrict our ability to maintain or grow our revenues as anticipated.
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
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA and other similar state comprehensive privacy laws, and other state and federal laws relating to privacy and data security. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of the sale of personal information with third parties, and provides a private right of action and statutory damages for data breaches. The CCPA may increase our compliance costs and potential liability. In addition, the California Privacy Rights Act of 2020, or CPRA, is scheduled to take effect on January 1, 2023, and would, among other things, give California residents the ability to limit the use of their sensitive information, provide for penalties for CPRA violations concerning California residents under the age of 16, and established a new California Privacy Protection Agency to implement and enforce the law. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, including laws already passed in Virginia, Colorado and Utah that will go into effect in 2023, which could create the potential for a patchwork of overlapping but different state laws and more stringent United States privacy requirements, which in turn could increase our potential liability and adversely affect our business, results of operations, and financial condition. Compliance with the increasing number of newly enacted privacy and data security laws and regulations may be challenging, costly and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. Such laws and pending legislative initiatives, to the extent that they become privacy and data security laws or regulations in various states, may have potentially conflicting requirements that would make compliance challenging. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or similar requirements, which could increase the cost and complexity of providing our products and services and other aspects of our business.
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
In addition, our applications, systems, networks, and physical facilities could be breached, or personal information could be otherwise compromised, due to employee error or malfeasance if, for example, third parties attempt to fraudulently induce our employees, customers or partners to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, applications, systems, networks and/

or physical facilities utilized by our vendors. We have been, and may in the future become, the target of cyber-attacks by third parties seeking unauthorized access to our or our customers or partners’ data or to disrupt our operations or ability to provide our services. While we have been successful in preventing such unauthorized access and disruption in the past, we may not continue to be successful against these or other attacks in the future.
A significant percentage of our employees continue to work under remote or hybrid working arrangements, which may pose additional data security risks. These risks will continue as we continue to operate both remote and hybrid arrangements for employees. If we, or our service providers and partners, experience compromises to security that result in performance or availability problems, or experience the complete shutdown of one or more of our platforms, digital properties and mobile applications, or suffer the misuse, loss or unauthorized access to or disclosure of confidential information, personally identifiable information or other personal or proprietary data, advertisers, retailers, and consumers may lose trust and confidence in us and decrease their use of our platforms or stop using our platforms entirely. Such compromises to personal or sensitive information or proprietary data could lead to litigation or other adversarial actions by business partners such as retailers or consumers.
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
In addition, the EU Directive 2009/136/EC amending Directive 2002/22/EC, (collectively referred to as the "Cookie Directive") directs EU Member States to ensure that collecting information on a consumer's computer, such as through a non-essential cookie, is allowed only if the consumer has appropriately given his or her prior freely given, specific, informed and unambiguous consent. Similarly, this Cookie Directive, which also contains specific rules for the sending of marketing communications, limits the use of marketing texts messages and e-mails. Additionally, the "e-Privacy Regulation", which will replace the Cookie Directive with requirements that could be stricter in certain respects, will apply directly to activities within the EU without the need to be transposed in each Member State’s Law, and could impose stricter requirements regarding the use of cookies, marketing e-mails and text messages. Additional penalties for noncompliance have been proposed in connection with the e-Privacy Regulation, although at this time it is unclear whether the e-Privacy Regulation will be approved as it is currently drafted or when its requirements will be effective. We may experience challenges in obtaining appropriate consent to our use of cookies from consumers or to send marketing communications to consumers within the EU, which may affect our ability to run promotions and our operating results and business in European markets, and we may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, may be time consuming to develop or costly to obtain, and may be less effective than our current use of cookies.
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
For example, our employees continue to work under remote or hybrid work arrangements, and accordingly are dependent upon their respective internet service providers to be able to access the internet, our systems and systems of our service providers. In other words, our business workflows now rely on availability of residential broadband bandwidth as well as connectivity which is currently under considerable strain. If the residential broadband and internet access break down under strain, our business and operations would be negatively affected.
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
We may lose significant brand equity in our “Quotient.com” domain name, our Shopmium.com domain name, and other valuable domain names. We are phasing out our use of the coupons.com domain, which we will replace with our Shopmium cash-back mobile app. If we lose the ability to use a domain name or brand names, whether due to trademark claims, failure to renew an applicable registration, or any other cause, we may be forced to market our products under new domain names or brand names, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain names or brand names in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names or brand names similar to ours. We also may not be able to acquire or maintain appropriate domain names or trademarks in all countries in which we do business. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names or brand names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names or brand names may require litigation, which could result in substantial costs and diversion of management’s attention and thereby harm our business.
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
Our tax benefits preservation plan, which will remain in effect until January 2, 2023, may reduce the volume of trading in our stock because it limits the ability of persons or entities from acquiring a significant percentage of our outstanding stock.

Our tax benefits preservation plan is designed to preserve the value of certain tax assets associated with NOL carryforwards under Section 382 of the Internal Revenue Code of 1986. For so long as the tax benefits preservation plan remains in effect, the inability of some stockholders to acquire a significant position in our common stock could substantially reduce the market liquidity of our common stock, making it more difficult for a stockholder to dispose of, or obtain accurate quotations for the price of, our common stock.

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

On April 13, 2022, Engaged Capital Flagship Master Fund, LP, together with certain affiliates (collectively “Engaged”), filed a preliminary proxy statement seeking to solicit proxies in favor of the election of two director candidates to our board of directors at our 2022 annual meeting of stockholders ("2022 Annual Meeting"). Engaged also made public statements critical of our board of directors, management and operations. On May 16, the Company and Engaged entered into a Cooperation Agreement that, among other things, provided for a phased-out declassification of our board of directors; the appointment of two Engaged nominees to the board of directors and to certain of its committees; Steven Boal resigning as CEO no later than the 2022 Annual Meeting; and Mr. Boal not standing for re-election as a board member at the 2022 Annual Meeting. The amounts of time, attention and resources that were required of our company and its board and executive leadership to address Engaged-related matters, including the potential proxy contest with Engaged and the settlement with Engaged, were substantial, and the residual impact of this diversion of the Company's resources and leadership away from operational matters on the Company's business and financial performance is uncertain.

Moreover, responding to these and any future actions by Engaged by other activist stockholders likewise could be costly and time-consuming, disruptive to our operations, and distracting to our management, our board of directors and our employees. Any future contested election with respect to the company's directors could require us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, in such situation we may choose to initiate, or may become subject to, litigation as a result of proposals by activist stockholders or proxy contests or matters relating thereto, which would serve as a further distraction to our board of directors and management and could require us to incur significant additional costs.

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
Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 96,264,693 shares of common stock outstanding as of June 30, 2022, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.
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
Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 47% of our outstanding common stock, based on the number of shares outstanding as of June 30, 2022. These stockholders therefore have significant influence over management and affairs, and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of a stockholder's shares of common stock.
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
In November 2017, we issued $200 million aggregate principal amount of convertible senior notes (the “notes”), which are due and payable on December 1, 2022.
Additionally, in November 2021, we entered into an asset-based credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement was amended as set forth in the First Amendment and Limited Waiver to Loan, Guaranty and Security Agreement dated August 5, 2022 (the "First Amendment"), which is described in the fourth paragraph of this section. Prior to the First Amendment, the ABL Credit Agreement provided for available borrowings up to $100 million (the "ABL Facility"), with the actual amount dependent on a “borrowing base” number consisting of the sum of various categories of eligible accounts receivable (the lesser of such number and $100 million, the “Line Cap”). The ABL Facility matures and all outstanding amounts, if any, become due and payable in November 2026 (“fixed ABL maturity date”), except as provided in the First Amendment.
The ABL Credit Agreement, as modified by the First Amendment, continues to contain the same customary conditions as to borrowings, events of default and covenants that restrict the our ability to sell assets; make changes to the nature of our business; engage in merger or acquisition activity; incur, assume or permit to exist additional indebtedness and guarantees; create or permit to exist liens; pay dividends; issue equity instruments; make distributions or redeem or purchase capital stock or make other investments; and make payments in respect of certain debt. The ABL Credit Agreement also requires that if the Company’s Excess Availability (defined as the Line Cap less borrowed amounts or issued letters of credit) is less that the greater of (i) the Line Cap and (ii) $10 million, the Company will maintain a compliance with a fixed charge coverage ratio as provided in the First Amendment. In addition, the ABL Credit Agreement includes customary events of default, the occurrence of which may require that the Company pay an additional 2.0% interest on the outstanding loans under the ABL Credit Agreement.
The First Amendment, among other things, waived an event of default that occurred as a result of the Company’s non-compliance as of June 30, 2022 with a covenant requiring the company to maintain a minimum fixed charge coverage ratio (“FCCR”) of 1.0, based on a 12-month lookback period as measured from such quarter-end date. The First Amendment also amended such FCCR covenant as follows: (i) to reduce the FCCR requirement to 0.5 for, and solely for a three-month lookback period as measured from, the quarter-end date of September 30, 2022; (ii) to restore the FCCR requirement to 1.0 for a six-month lookback period as measured from the quarter-end date of December 31, 2022; (iii) to maintain the FCCR requirement of 1.0 for a nine-month lookback period as measured from the quarter-end date of March 31, 2023; and (iv) to resume the full 12-month lookback, as well as maintain the 1.0 FCCR requirement, as measured from the quarter-end date of June 30, 2023 and to maintain such covenant requirement with respect to all succeeding quarters.
In addition, the First Amendment (i) redefined the term “Termination Date” to extend the springing maturity date, to November 1, 2022, that is triggered in the absence of a refinancing of the Company’s 1.75% Convertible Senior Notes due 2022 and to remove, as an option to avoid the triggering of the revised springing maturing date, a cash payoff occurring later than September 1, 2022; (ii) reduced the aggregate principal amount available for borrowing to up to $50.0 million; and (iii) included a temporary $5.0 million availability block based on the Company’s FCCR.
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
Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions; conditions in the financial markets; and changes in the overall demand for, or supply of, CPG products. A severe and/or prolonged economic downturn could adversely affect our customers' financial condition and the levels of marketing spend of our customers. While we have seen advertisers or CPGs continue to spend, and in certain cases increase spend, on promotions during economic downturns, there is no guarantee they will continue to do so in a future economic downturn, including one that may be presently taking shape due to the persistence of the COVID-19 pandemic and inflationary pressures. Weakness in, and uncertainty about, global economic conditions may cause advertisers and retailers to postpone marketing in response to tighter credit, negative financial news and/or declines in income or asset values. If inflation were to increase, advertisers and retailers could face higher manufacturing, supply chain or related input costs associated with the goods they produce and offer for sale, which could negatively impact their margins and otherwise make them less apt to utilize our solutions, which in turn would negatively impact our revenue. As also noted in the risk factor “The effects of health epidemics, including the COVID-19 pandemic, have had, and may continue to have, an adverse impact on our business, operations and the markets and communities in which we and our partners operate” above, the COVID-19 pandemic has significantly increased economic uncertainty. Some advertisers continue to experience supply chain pressures and have not returned to pre-pandemic levels of promotional marketing spend. The economic slowdown that was severe in the initial months following the pandemic's breakout in 2020 has moderated, but due to the widespread and persistent presence of COVID-19 variants, both in the U.S. and in non-U.S. countries, the risk of a global recession remains. In addition, adverse changes in economic conditions such as a rise in inflation and inflationary expectations, whether as a result of the pandemic or otherwise, can significantly harm demand for our marketing solutions (or change the mix of solutions demanded) and make it more challenging to forecast our operating results and make business decisions.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.         Defaults Upon Senior Securities.
None.

Item 4.         Mine Safety Disclosures.
Not applicable.

Item 5.         Other Information.

Because this Quarterly Report on Form 10-Q is being filed within four business days after the applicable triggering event, the information below is being disclosed under this Item 5 instead of under Item 1.01 (Entry into a Material Definitive Agreement) of Form 8-K.

Amendment of ABL Credit Agreement:

As previously disclosed, on November 17, 2021, the Company, as borrower, and certain subsidiaries of the Company as guarantors, entered into a Loan, Guaranty and Security Agreement (the “ABL Credit Agreement”) with Bank of America, N.A., and certain other financial institutions from time to time that may become parties to the ABL Credit Agreement (the “Lenders”) to provide for an asset-based revolving credit facility (the “ABL Facility”) in an aggregate initial principal amount of up to $100.0 million. Since November 17, 2021, there have been no borrowings or repayments under the ABL Facility.

On August 5, 2022, the Company entered into a First Amendment and Limited Waiver to the ABL Credit Agreement (the “First Amendment”). The First Amendment, among other things, waived an event of default that occurred as a result of the Company’s non-compliance as of June 30, 2022 with a covenant requiring the company to maintain a minimum fixed charge coverage ratio (“FCCR”) of 1.0, based on a 12-month lookback period as measured from such quarter-end date. The First Amendment also amended such FCCR covenant as follows: (i) to reduce the FCCR requirement to 0.5 for, and solely for a three-month lookback period as measured from, the quarter-end date of September 30, 2022; (ii) to restore the FCCR requirement to 1.0 for a six-month lookback period as measured from the quarter-end date of December 31, 2022; (iii) to maintain the FCCR requirement of 1.0 for a nine-month lookback period as measured from the quarter-end date of March 31, 2023; and (iv) to resume the full 12-month lookback, as well as maintain the 1.0 FCCR requirement, as measured from the quarter-end date of June 30, 2023 and to maintain such covenant requirement with respect to all succeeding quarters.

In addition, the First Amendment (i) redefined the term “Termination Date” to extend the springing maturity date, to November 1, 2022, that is triggered in the absence of a refinancing of the Company’s 1.75% Convertible Senior Notes due 2022 and to remove, as an option to avoid the triggering of the revised springing maturing date, a cash payoff occurring later than September 1, 2022; (ii) reduced the aggregate principal amount available for borrowing to up to $50.0 million; and (iii) included a temporary $5.0 million availability block based on the Company’s FCCR.

The foregoing description of the First Amendment and the ABL Credit Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the First Amendment, a copy of which is filed herewith as Exhibit 10.2 and is incorporated herein by reference.

Item 6.         Exhibits.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	3/11/2016
3.2	Certificate of Designation of the Series A Junior Preferred Stock of the Registrant, dated November 12, 2021.	8-A	001-36331	3.1	11/12/2021
3.3	Certificate of Amendment of Amended and Restated Certificate of the Registrant, effective June 29, 2022.	8-K	001-36331	3.1	6/30/2022
3.4	Amended and Restated Bylaws of the Registrant, effective June 29, 2022.					X
4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	2/25/2014
4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	1/31/2014
4.3	Tax Benefits Preservation Plan, dated as of November 11, 2021, by and between the Registrant and American Stock Transfer & Trust Company, LLC as rights agent.	8-A	001-36331	4.1	11/12/2021
4.4	First Amendment to Tax Benefits Preservation Plan, dated as of April 29, 2022, by and between the Registrant and American Stock Transfer & Trust Company, LLC as rights agent.	8-K	001-36331	4.2	4/29/2022
10.1	Cooperation Agreement, by and between Quotient Technology Inc., Engaged Capital, LLC and certain of its affiliates, dated May 16, 2022.	8-K	001-36331	10.1	5/18/2022
10.2	First Amendment and Limited Waiver to Loan, Guaranty and Security Agreement dated August 5, 2022 by and between Registrant and Bank of America, N.A., as agent for the lenders.					X
10.3†	Separation Agreement with Pamela Strayer, effective April 15, 2022.					X
10.4†	Separation Agreement with Steven Boal, effective May 16, 2022.					X
10.5†	Offer Letter of Employment with Yuneeb Khan, dated March 1, 2022.					X
10.6†	Change of Control Severance Agreement with Yuneeb Khan, effective as of July 5, 2022.					X
10.7†	Change of Control Severance Agreement with John Kellerman, effective as of May 1, 2022.					X
10.8†	Amendment to the Change of Control Severance Agreement with Scott Raskin, effective as of May 1, 2022.	10-Q	001-36331	10.3	5/5/2022
10.9†	Amendment No. 2 to the Change of Control Severance Agreement with Scott Raskin, effective as of June 10, 2022.					X
10.10†	Amendment No. 2 to the Change of Control Severance Agreement with Connie Chen, effective as of May 1, 2022.	10-Q	001-36331	10.4	5/5/2022

10.11†	Amendment No. 3 to the Change of Control Severance Agreement with Connie Chen, effective as of June 10, 2022.					X
10.12†	Change of Control Severance Agreement with Matthew Krepsik, effective as of May 1, 2022.	10-Q	001-36331	10.2	5/5/2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quotient under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTIENT TECHNOLOGY INC.

Dated: August 9, 2022	By:	/s/ Matt Krepsik
Matt Krepsik
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2022	By:	/s/ Yuneeb Khan
Yuneeb Khan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)