Form 10-Q
period 2022-09-30
Quotient Technology Inc.
filed 2022-11-09
CIK 1115128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 3, 2022, the registrant had 96,699,554 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.
INDEX
REPORT ON
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$208,394	$237,417
Accounts receivable, net of allowance for credit losses of $998 and $2,500 at September 30, 2022 and December 31, 2021, respectively	96,058	177,216
Prepaid expenses and other current assets	20,400	19,312
Total current assets	324,852	433,945
Property and equipment, net	26,364	22,660
Operating lease right-of-use assets	15,353	23,874
Intangible assets, net	5,461	13,003
Goodwill	128,427	128,427
Other assets	11,597	13,571
Total assets	$512,054	$635,480
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,796	$18,021
Accrued compensation and benefits	10,994	20,223
Other current liabilities	62,014	95,279
Deferred revenues	17,561	26,778
Contingent consideration related to acquisitions	—	22,275
Convertible senior notes, net	199,844	188,786
Total current liabilities	314,209	371,362
Operating lease liabilities	22,597	26,903
Other non-current liabilities	472	522
Deferred tax liabilities	1,991	1,991
Total liabilities	339,269	400,778
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized; 250,000 shares designated as Series A Junior Participating Preferred Stock; and no shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 96,501,690 and 94,779,442 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	708,297	731,672
Accumulated other comprehensive loss	(1,543)	(1,099)
Accumulated deficit	(533,970)	(495,872)
Total stockholders’ equity	172,785	234,702
Total liabilities and stockholders’ equity	$512,054	$635,480

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$70,336	$135,884	$218,043	$375,080
Cost of revenues	36,765	86,535	123,110	240,680
Gross profit	33,571	49,349	94,933	134,400
Operating expenses:
Sales and marketing	19,939	29,401	63,334	85,233
Research and development	4,899	11,074	21,727	34,541
General and administrative	16,401	12,244	81,978	40,086
Change in fair value of contingent consideration	—	245	—	772
Total operating expenses	41,239	52,964	167,039	160,632
Loss from operations	(7,668)	(3,615)	(72,106)	(26,232)
Interest expense	(1,837)	(3,809)	(4,170)	(11,306)
Other income (expense), net	200	(96)	(181)	(130)
Loss before income taxes	(9,305)	(7,520)	(76,457)	(37,668)
Provision for (benefit from) income taxes	(2,138)	323	374	790
Net loss	$(7,167)	$(7,843)	$(76,831)	$(38,458)
Net loss per share, basic and diluted	$(0.07)	$(0.08)	$(0.80)	$(0.41)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	96,389	94,133	95,567	93,408

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(7,167)	$(7,843)	$(76,831)	$(38,458)
Other comprehensive income (loss):
Foreign currency translation adjustments	(95)	12	(444)	(92)
Comprehensive loss	$(7,262)	$(7,831)	$(77,275)	$(38,550)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total stockholders' equity, beginning balances	$174,978	$239,772	$234,702	$247,029

Common stock and additional paid-in capital:
Beginning balances	$703,229	$721,796	$731,673	$698,333
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	(49,090)	—
Stock-based compensation	5,329	4,783	28,650	17,338
Exercise of employee stock options	—	—	—	13,199
Issuance of common stock for services provided	—	—	—	223
Issuance of common stock, purchase plan	—	—	824	1,595
Payments for taxes related to net share settlement of equity awards	(260)	(1,177)	(3,759)	(5,286)
Ending balance	$708,298	$725,402	$708,298	$725,402

Accumulated other comprehensive loss:
Beginning balances	$(1,448)	$(1,105)	$(1,099)	$(1,001)
Other comprehensive loss	(95)	12	(444)	(92)
Ending balance	$(1,543)	$(1,093)	$(1,543)	$(1,093)

Accumulated deficit:
Beginning balances	$(526,803)	$(480,919)	$(495,872)	$(450,304)
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	38,733	—
Net loss	(7,167)	(7,843)	(76,831)	(38,458)
Ending balance	$(533,970)	$(488,762)	$(533,970)	$(488,762)

Total stockholders' equity, ending balances	$172,785	$235,547	$172,785	$235,547

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(76,831)	$(38,458)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,028	24,425
Stock-based compensation	27,849	17,074
Impairment of long-lived and right-of-use assets	11,448	—
Impairment of intangible assets	—	9,086
Amortization of debt discount and issuance cost	823	8,655
Allowance (recovery) for credit losses	(1,412)	115
Deferred income taxes	—	790
Change in fair value of contingent consideration	—	772
Other non-cash expenses	5,060	3,236
Changes in operating assets and liabilities:
Accounts receivable	82,570	(18,871)
Prepaid expenses and other assets	(1,941)	3,264
Accounts payable and other liabilities	(30,525)	7,952
Payments for contingent consideration and bonuses	(19,008)	(2,901)
Accrued compensation and benefits	(9,332)	5,445
Deferred revenues	(9,217)	9,127
Net cash (used in) provided by operating activities	(6,488)	29,711

Cash flows from investing activities:
Purchases of property and equipment	(14,216)	(10,773)
Net cash used in investing activities	(14,216)	(10,773)

Cash flows from financing activities:
Proceeds from issuances of common stock under stock plans	824	14,794
Payments for taxes related to net share settlement of equity awards	(3,759)	(5,286)
Payments for debt issuance costs	(33)	—
Principal payments on promissory note and finance lease obligations	(106)	(169)
Payments for contingent consideration	(5,686)	(6,121)
Net cash (used in) provided by financing activities	(8,760)	3,218
Effect of exchange rates on cash and cash equivalents	441	37
Net (decrease) increase in cash and cash equivalents	(29,023)	22,193
Cash and cash equivalents at beginning of period	237,417	222,752
Cash and cash equivalents at end of period	$208,394	$244,945

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,781	$202
Cash paid for interest	$1,765	$1,774

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	$992	$1,057

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Quotient Technology Inc. (together with its subsidiaries, the “Company” or "Quotient"), is an industry leading digital media and promotions technology company that powers cohesive omnichannel brand-building and sales-driving marketing campaigns for advertisers and retailers to influence purchasing decisions throughout a shopper's path to purchase. These marketing campaigns are planned, delivered and measured using our technology platforms and data analytics tool. The Company's network includes the digital properties of retail partners, publisher partners and advertiser customers (also known as consumer packaged goods ("CPG") manufacturers or brands), social media platforms, its consumer brands Coupons.com and Shopmium, and its digital out-of-home ("DOOH") properties. This network provides the Company with proprietary and licensed data, including retailers’ in-store point-of-sale ("POS") shopper data, purchase intent and online behavior, and location intelligence. With such data powering its platforms, customers and partners use Quotient to leverage consumer data and insights, engage consumers via digital channels, and integrate marketing and merchandising programs to drive measurable sales results and consumer engagement.
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
Liquidity
The Company has financed its operations and capital expenditures through cash flows from operations as well as from the proceeds of the issuance of convertible senior notes in 2017. As of September 30, 2022 its principal source of liquidity was cash and cash equivalents of $208.4 million, which was held for working capital purposes. The Company's cash equivalents are comprised primarily of money market funds.

In November 2017, the Company issued $200.0 million aggregate principal amount of 1.75% convertible senior notes due December 1, 2022 (the "Maturity Date") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the “Notes”). Refer to Note 8 for further details related to the Notes. Management's intent is to meet its repayment obligation pursuant to the Notes and as of November 2, 2022 has executed commitment letters with each of two lenders regarding the obtaining of debt financing of $105.0 million. Refer to Note 16 for further details related to the commitment letters. To the extent that current and anticipated future sources of liquidity are insufficient to fund the Company’s future business activities and requirements, the Company may be required to seek additional equity or debt financing. In the event that future additional financing is required from outside sources beyond those levels currently contemplated, the Company may not be able to raise funding on terms acceptable to it or at all.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, useful lives of intangible assets, estimates related to recoverability of long-lived assets and goodwill, stock-based compensation, legal contingencies, deferred income tax assets and associated valuation allowances and distribution fee commitments. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). The guidance simplifies an issuer's accounting for convertible debt instruments and its application of the derivatives scope exception for contracts in its own entity. The guidance eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. The Company adopted this standard effective January 1, 2022 using the modified retrospective approach. Therefore, the condensed consolidated financial statements for the three and nine months ended September 30, 2022 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.
In connection with the adoption of this standard, the Company recognized a cumulative effect adjustment of $38.7 million to retained earnings on the Company’s condensed consolidated balance sheet as of January 1, 2022. This adjustment was primarily driven by the derecognition of interest expense related to the accretion of the debt discount associated with the embedded conversion option recorded in the prior period as required under the legacy guidance. In addition, the Company reclassified $50.7 million and issuance costs of $1.6 million from additional paid-in-capital to convertible senior notes, net on the Company’s condensed consolidated balance sheet as of January 1, 2022. The reclassification was recorded in order to combine the two legacy units of account into a single instrument classified as a liability since the bifurcation of the instrument into two units of account is no longer required under the new standard. Under the new guidance, the Company will no longer incur interest expense related to the accretion of the debt discount associated with the embedded conversion option. The Company will use the if-converted method to calculate diluted earnings-per-share (EPS). If the Company makes an irrevocable election to settle the principal of the convertible senior notes in cash and the excess conversion spread in shares, the if-converted method will result in a reduced number of shares issued to reflect only the excess conversion. Since the Company had a net loss for the three and nine months ended September 30, 2022, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting ASU 2020-06.
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
The pricing of digital promotions programs typically includes both promotion setup fees and promotion campaign fees. Promotion setup fees are related to the creation of digital promotions and set up of the underlying campaign on Quotient’s proprietary platforms for tracking the related clicks. The Company recognizes revenues related to promotion setup fees over time, proportionally, on a per click basis using the number of authorized clicks, per insertion order, commencing on the date of the first click. A click refers to the consumer's action of activating a digital promotion through the Company’s proprietary technology platforms by either saving it to a retailer’s loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. Promotion campaign fees are usually determined on a per-click basis. The Company typically recognizes revenues for digital promotion campaign fees as clicks occur.
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
Deferred Revenues
Deferred revenues primarily relate to cash received or billings to customers associated with promotion setup fees, promotion campaign fees and digital media fees that are expected to be recognized upon click, or upon delivery of media impressions, or upon campaign duration, which generally occur within the next twelve months. The Company records deferred revenues, including amounts which are refundable, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The decrease of $9.2 million in the deferred revenue balance for the nine months ended September 30, 2022 was due to $44.6 million of recognized revenue, partially offset by cash payments of $35.4 million received or due in advance of satisfying the Company’s performance obligations, including $3.3 million which the Company determined should have been recognized in prior periods as the underlying performance obligations were satisfied in prior periods. Management determined these amounts were not material to the previously issued annual and interim financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Promotion	$44,749	$65,538	$137,516	$194,729
Media	25,587	70,346	80,527	180,351
Total Revenue	$70,336	$135,884	$218,043	$375,080
 Practical Expedients and Exemptions
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which it recognizes revenue for an amount where it has the right to invoice for services performed.

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

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$105,550	—	—	$105,550
Total	$105,550	$—	$—	$105,550
Liabilities:
Contingent consideration related to acquisitions	—	—	—	—
Total	$—	$—	$—	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$105,004	—	—	$105,004
Total	$105,004	$—	$—	$105,004
Liabilities:
Contingent consideration related to acquisitions	—	—	22,275	22,275
Total	$—	$—	$22,275	$22,275
The valuation technique used to measure the fair value of money market funds includes using quoted prices in active markets.
As of December 31, 2021, the contingent consideration relates to the acquisition of Ubimo Ltd. (“Ubimo”). As of December 31, 2021, there was no contingent consideration relating to the acquisition of Elevaate Ltd.

("Elevaate"). The fair values of contingent consideration are based on the expected achievement of certain revenue targets as defined under the acquisition agreements and were estimated using an option pricing method with significant inputs that are not observable in the market, thus classified as a Level 3 instrument. The inputs included the expected achievement of certain financial metrics over the contingent consideration period, volatility and discount rate. The fair value of the contingent consideration is classified as a liability and is re-measured each reporting period. Refer to Note 6 for further details related to the acquisitions.
The following table represents the change in the contingent consideration (in thousands):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Ubimo	Elevaate	Ubimo	Elevaate
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$—	$—	$22,275	$—
Change in fair value during the period	—	—	—	—
Payments made during the period	—	—	(22,275)	—
Total	$—	$—	$—	$—

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Ubimo	Elevaate	Ubimo	Elevaate
	Level 3	Level 3	Level 3	Level 3
Balance at the beginning of period	$21,410	$—	$20,930	$8,524
Change in fair value during the period	245	—	725	47
Payments made during the period	—	—	—	(8,571)
Total	$21,655	$—	$21,655	$—
The Company recorded a charge of zero during the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.8 million during the three and nine months ended September 30, 2021, respectively, for the re-measurement of the fair values of contingent consideration related to acquisitions, as a component of operating expenses in the accompanying condensed consolidated statements of operations.
During the nine months ended September 30, 2022, the Company paid $22.3 million related to Ubimo's achievement of financial metrics subject to contingent consideration during the measurement period ending December 31, 2021, and as a result, no liability existed as of September 30, 2022. Out of the total consideration paid, $5.7 million was originally measured and recorded on the acquisition date, and $16.6 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the condensed consolidated statements of operations.
Fair Value Measurements of Other Financial Instruments
As of September 30, 2022 and December 31, 2021, the fair value of the Company’s 1.75% convertible senior notes due 2022 was $190.4 million and $193.8 million, respectively. The fair value was determined based on a quoted price of the convertible senior notes in an over-the-counter market on the last trading day of the reporting period. Accordingly, these convertible senior notes are classified within Level 2 in the fair value hierarchy. Refer to Note 8 for additional information related to the Company’s convertible debt.

4. Allowance for Credit Losses
The summary of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at the beginning of period	$3,715	$1,962	$2,500	$2,070
Change in provision for expected credit losses	(2,659)	126	(1,438)	127
Write-offs charged against the allowance	(58)	(47)	(64)	(156)
Balance at the end of period	$998	$2,041	$998	$2,041

5. Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Software	$67,704	$51,093
Computer equipment	20,264	23,696
Leasehold improvements	5,746	8,362
Furniture and fixtures	2,281	2,552
Total	95,995	85,703
Accumulated depreciation and amortization	(69,727)	(68,052)
Projects in process	96	5,009
Total property and equipment, net	$26,364	$22,660
Depreciation and amortization expense related to property and equipment was $2.5 million and $6.5 million for the three and nine months ended September 30, 2022, respectively, and $2.1 million and $5.6 million for the three and nine months ended September 30, 2021, respectively.
The Company capitalized internal-use software development and enhancement costs of $5.5 million and $13.7 million during the three and nine months ended September 30, 2022, respectively, and $2.2 million and $6.6 million during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2022, the Company had $1.8 million and $4.1 million, respectively, and $1.1 million and $2.9 million during the three and nine months ended September 30, 2021, respectively, in amortization expense related to internal-use software, which is included in property and equipment depreciation and amortization expense, and which is recorded as cost of revenues. Capitalized internal-use software development costs are included in Software within "Property and equipment, net". The unamortized capitalized development costs were $19.8 million and $11.6 million as of September 30, 2022 and December 31, 2021, respectively.
During the third quarter of 2022, the Company performed an interim assessment of its long-lived assets to determine if any indicators of impairment existed and determined that there were no indicators of impairment. During the three and nine months ended September 30, 2022, the Company recorded an impairment charge of zero and $1.4 million, respectively, related to capitalized software.
Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Payroll and related expenses	$3,662	$4,253
Bonus	3,143	9,045
Commissions	3,054	5,838
Vacation	1,135	1,087
Total accrued compensation and benefits	$10,994	$20,223

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Distribution fees	$24,941	$46,313
Liability related to litigation settlements	9,750	—
Operating lease liabilities	6,002	4,935
Traffic acquisition cost	5,967	12,033
Prefunded liability	3,486	4,782
Rebate liability	1,754	2,444
Interest payable	1,167	292
Marketing expenses	60	636
Deferred cost related to a retailer agreement	—	8,000
Other	8,887	15,844
Total other current liabilities	$62,014	$95,279

6. Acquisitions
Acquisition of Ubimo
On November 19, 2019, the Company acquired all outstanding shares of Ubimo, a leading data and media activation company.
The total acquisition consideration of $20.7 million consisted of $15.0 million in cash and contingent consideration of up to $24.8 million payable in cash with an estimated fair value of $5.7 million as of the acquisition date. The contingent consideration payout was based on Ubimo achieving certain financial metrics between the date of the acquisition through December 31, 2021. The acquisition date fair value was determined using an option pricing model. As of December 31, 2021, the date that the contingent consideration period ended, Ubimo achieved certain financial metrics. During the nine months ended September 30, 2022, the Company paid $24.7 million, of which $22.3 million related to contingent consideration and $2.4 million related to certain bonuses; and as a result, no liability existed as of September 30, 2022. Of the total $24.7 million that was paid, $5.7 million was classified within financing activity and the remaining $19.0 million was classified within operating activity on the Company's condensed consolidated statements of cash flows.
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
Goodwill:
In the third quarter of 2022, the Company, which operates in a single reporting unit, determined that a goodwill triggering event had occurred. The Company performed a quantitative assessment to evaluate goodwill. In performing its quantitative impairment assessment, the Company estimated the fair value of its reporting unit using the income approach and market approach. The income approach uses projected operating results and cash flows that are discounted using a market-participant discount rate based on a weighted-average cost of capital. The financial projections reflect management's best estimate of economic and market conditions over the projected period including forecasted revenue growth rate, earnings before interest, taxes, depreciation and amortization ("EBITDA") margin, tax rate, capital expenditures, depreciation and amortization and changes to working capital requirements. The market approach estimates fair value by using comparable industry multiples, such as multiples of revenue and EBITDA.
The key assumptions used in the discounted cash flow model included forecasted growth rate, forecasted EBITDA margins and discount rate. The interim test resulted in the Company’s determination that the fair value of its reporting unit exceeded its carrying value and therefore, its goodwill was not impaired.

While the goodwill of the Company's reporting unit was not impaired as of the end of the third quarter of 2022, there can be no assurance that goodwill will not be impaired in future periods. The Company will continue to monitor its operating results, cash forecasts and challenges from declines in current business and market conditions, as well as impacts of COVID-19, for possible future goodwill impairments to its reporting unit.
Intangible Assets:

The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	September 30, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,582	$(35,582)	$—	0.0
Developed technologies	27,170	(24,381)	2,789	1.1
Promotion service rights	24,426	(24,426)	—	0.0
Customer relationships	22,690	(20,373)	2,317	1.7
Data access rights	10,206	(10,206)	—	0.0
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,823)	—	0.0
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(972)	3	0.1
Registered users	420	(420)	—	0.0
	$132,750	$(127,289)	$5,461	1.3

	December 31, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$35,582	$(32,282)	$3,300	0.7
Developed technologies	27,170	(22,235)	4,935	1.7
Promotion service rights	24,426	(23,419)	1,007	0.6
Customer relationships	22,690	(19,311)	3,379	2.4
Data access rights	10,206	(10,206)	—	0.0
Domain names	5,948	(5,596)	352	0.0
Trade names	2,823	(2,823)	—	0.0
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(945)	30	0.8
Registered users	420	(420)	—	0.0
	$132,750	$(119,747)	$13,003	1.5
As of September 30, 2022 and December 31, 2021, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.
Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $2.3 million and $7.5 million during the three and nine months ended September 30, 2022, respectively, and $5.2 million and $18.8 million during the three and nine months ended September 30, 2021, respectively. Estimated future amortization expense related to intangible assets as of September 30, 2022 is as follows (in thousands):

Total
2022, remaining three months	$967
2023	3,583
2024	559
2025	—
2026	—
2027 and beyond	—
Total estimated amortization expense	$5,109
 As of September 30, 2022, the Company performed an analysis of the impact of recent events, including business and market disruption, on the fair values of its intangible assets, and determined that an impairment does not exist. However, there can be no assurance that intangible assets will not be impaired in future periods, and the Company will continue to monitor its operating results, cash flow forecasts and challenges from declines in current market conditions, as well as impacts of COVID-19, for future determinations regarding these intangible assets.

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
The terms of the notes provide that the holders of the notes were entitled to convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the notes on each such trading day; (3) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. The terms of the notes further provide that, on or after September 1, 2022, holders are entitled to convert all or any portion of their notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The Company intends to settle the principal amount of the notes with cash.
The terms of the notes provide that the Company was not entitled to redeem the notes prior to December 5, 2020. The terms of the notes further provide that the Company may redeem for cash all or any portion of the notes, at its option, on or after December 5, 2020 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending not more than three trading days preceding the date on which it provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes.
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
The net carrying amount of the liability component of the notes recorded in convertible senior notes, net on the condensed consolidated balance sheets was as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal	$200,000	$200,000
Unamortized debt discount	—	(10,358)
Unamortized debt issuance costs	(156)	(856)
Net carrying amount of the liability component	$199,844	$188,786
The following table sets forth the interest expense related to the notes recognized in interest expense on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$875	$875	$2,625	$2,625
Amortization of debt discount	—	2,691	—	7,958
Amortization of debt issuance costs	234	233	700	697
Total interest expense related to the Notes	$1,109	$3,799	$3,325	$11,280
ABL Credit Agreement
On November 17, 2021, the Company, as borrower, and certain subsidiaries of the Company as guarantors, entered into a Loan, Guaranty and Security Agreement (the "ABL Credit Agreement") with Bank of America, N.A., a national banking association, and certain other financial institutions from time to time that may become parties to the agreement (the "Lenders").
Prior to the First Amendment and Limited Waiver to Loan, Guaranty and Security Agreement dated August 5, 2022 (the "First Amendment"), (as more fully described below), the ABL Credit Agreement provided for an asset-based revolving credit facility (the "ABL Facility") for available borrowings up to $100.0 million with the actual amount dependent on a "borrowing base" number consisting of the sum of various categories of eligible accounts receivable (the lesser of such number and $100.0 million, the "Line Cap"). Prior to the First Amendment, the ABL Credit Agreement provided that the ABL Facility was to mature and all outstanding amounts, if any, become due and payable on November 17, 2026 ("fixed ABL maturity date"), except that the maturity date shall be accelerated to the date that is 91 days prior to the maturity of the Company’s outstanding 1.75% Convertible Senior Notes due 2022 (the “Notes”), unless (i) the Notes are repaid in full or converted to equity at least 91 days prior to the maturity of the Notes, (ii) the Notes are refinanced and/or extended to a maturity date that is at least 91 days after the fixed ABL maturity date, or (iii) during the 91 day period prior, the Company has sufficient cash to repay the Notes in full, the Company meets a certain liquidity test after giving pro forma effect to the repayment to the Notes, and there is no event of default under the ABL Facility. Prior to the First Amendment, the ABL Credit Agreement provided that the commitments of the Lenders under the ABL Facility will terminate and outstanding borrowings under the ABL Facility will mature on the fifth anniversary of the closing of the ABL Facility or sooner as described above.
Prior to the First Amendment, the ABL Credit Agreement included conditions to borrowings, representations and warranties, affirmative and negative covenants and events of default customary for financings of this type and size, and provided that, in the event of default, all obligations will be automatically due and payable and all commitments will terminate. Prior to the First Amendment, the ABL Credit Agreement required the Company to maintain a minimum fixed charge coverage ratio at all times and limited the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments, consummate certain assets sales and merge, consolidate and/or sell or dispose of certain assets. Prior to the First Amendment, the ABL Credit Agreement also required that if the Company's Excess Availability (defined as the Line Cap less borrowed amounts or issued letters of credit) were less than the greater of (i) the Line Cap and (ii) $10.0 million, the Company w maintain a fixed coverage charge ratio of at least 1.00 to 1.00. In addition, the ABL Credit Agreement included customary events of default, which would possibly have required the Company to pay an additional 2% interest on the outstanding loans under the ABL Credit Agreement. Prior to the First Amendment, borrowings under the ABL Facility initially would bear interest at a rate equal to, for BSBY Loans, the BSBY Rate plus the Applicable Margin or, for Base Rate Loans, the Base Rate plus the Applicable Margin. The Applicable Margin was to be determined based on average daily borrowing availability.

As of June 30, 2022, the Company was not in compliance with the above covenants; however, on August 5, 2022, the Company entered into the First Amendment. Pursuant to the First Amendment, the Company was provided a waiver of a covenant violation for the quarter ended June 30, 2022. In addition, the terms of the ABL Facility were amended to reduce the aggregate value of the credit facility to $50.0 million, modify the fixed charge coverage ratio ("FCCR") covenant conditions for the next three fiscal quarters, revise the springing maturity date, and impose a temporary reduction of $5.0 million in funding available based on the Company's FCCR.
On September 1, 2022, the ABL Credit Agreement, as modified by the First Amendment, terminated pursuant to its own terms. As of September 30, 2022, there had been no borrowings or repayments under the ABL Facility.

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
Stock Options
The fair value of each option was estimated using the Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected life (in years)	6.02	0.00	6.02	0.00
Risk-free interest rate	2.90%	—%	2.90% - 2.96%	—%
Volatility	50%	—%	50%	—%
Dividend yield	—	—	—	—
There were no option grants during the three and nine months ended September 30, 2021. The weighted-average grant date fair value of options were $1.62 and $1.85 during the three and nine months ended September 30, 2022, respectively.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

On March 1, 2021, the Company granted a total of 938,831 performance-based restricted stock units (“2021 PSU Awards”), under the 2013 Equity Incentive Plan, to certain executive leaders with a grant date fair value of $13.28. The PSU Award represents the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. The 2021 PSU Awards will vest in three years subject to the achievement of certain operating performance goals, stock performance goals and continued employment. The fair value of the 2021 PSU Award was measured using a Monte Carlo simulation. As of September 30, 2022, the Company performed an assessment and determined that the likelihood of achievement of certain operating performance goals was not deemed probable. As such, during the three and nine months ended September 30, 2022 and September 30, 2021, no compensation expense was recognized in the Company's condensed consolidated financial statements related to the 2021 PSU Awards. During the second quarter of 2022, certain of the 2021 PSU Awards were modified in connection with a separation agreement between the Company and its former chief executive officer ("former CEO"). Refer to "Stock-based Compensation Expense" below for further details.
On March 1, 2022, (“2022 Grant Date”), the Company granted a total of 1,171,494 performance-based restricted stock units (“2022 PSU Awards”), under the 2013 Equity Incentive Plan, to certain executive leaders with a grant date fair value of $4.82, $3.87 and $3.14, for each respective tranche. On August 1, 2022, the Company granted an additional 2022 PSU Award of 470,383 shares to an executive with a grant date fair value of $1.14, $0.81, and $0.60 for each respective tranche. The 2022 PSU Awards represent the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. The 2022 PSU Awards vest subject to the achievement of stock performance goals and the awardee being an employee at the time of vesting. Any unvested portion of the 2022 PSU Awards will be forfeited on the third anniversary of the 2022 Grant Date. The fair value of the PSU Award was measured using a Monte Carlo simulation. During the three and nine months ended September 30, 2022, the expense recognized in the Company's condensed consolidated financial statements related to the 2022 PSU Awards was $0.5 million and $2.6 million, respectively. During the second quarter of 2022, certain of the 2022 PSU Awards were modified in connection with a separation agreement between the Company and its former CEO. Refer to "Stock-based Compensation Expense" below for further details.
A summary of the Company’s stock option and RSU, including PSU, award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	10,168,061	5,381,039	$10.78	6,897,993	$11.32	4.89	$1,596
Increase in shares authorized	3,791,177	—	—	—	—	—	—
Options granted	(1,125,000)	—	—	1,125,000	3.64	—	—
Options exercised	—	—	—	—	—	—	—
Options canceled or expired	598,763	—	—	(598,763)	$7.83	—	—
RSUs granted	(7,189,055)	7,189,055	$3.87	—	—	—	—
RSUs vested	—	(2,473,384)	$8.91	—	—	—	—
RSUs canceled or expired	1,795,096	(1,795,096)	$9.47	—	—	—	—
RSUs vested and withheld for taxes	988,859	—	—	—	—	—	—
Balance as of September 30, 2022	9,027,901	8,301,614	$5.64	7,424,230	$6.61	4.64	$—
Vested and exercisable as of September 30, 2022				5,870,342	$7.02	3.51	$—
The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.

The aggregate total fair value of options vested was $1.7 million and $3.6 million during the three and nine months ended September 30, 2022, respectively, and $1.3 million and $3.9 million during the three and nine months ended September 30, 2021, respectively.
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
As of September 30, 2022, a total of 2,639,420 shares of common stock were issued under the ESPP since inception of the plan. As of September 30, 2022, a total of 1,760,580 shares are available for issuance under the ESPP.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP shares included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$442	$525	$1,474	$1,349
Sales and marketing	777	1,411	2,480	3,847
Research and development	411	1,076	2,052	3,025
General and administrative	3,350	1,678	21,843	8,853
Total stock-based compensation expense	$4,980	$4,690	$27,849	$17,074
In the second quarter of 2022, the Company recorded $12.0 million of stock-based compensation expense related to the modification of stock options, RSUs and PSUs granted to the Company's former CEO pursuant to a separation agreement between the Company and its former CEO entered into during the second quarter of 2022. Under the original terms of the grant agreements, the unvested stock options, RSUs and PSUs were to be forfeited upon termination of the former CEO's employment. The separation agreement extended the period over which the vested options can be exercised, repriced certain stock options, and allowed for accelerated vesting of unvested stock options, RSUs and PSUs upon the former CEO's termination of employment, which occurred on June 29, 2022. The expense was included in general and administrative expense in the Company's condensed consolidated statement of operations. Such modification of these options and awards resulted in a change to deferred tax assets fully offset by a valuation allowance.
As of September 30, 2022, there was $39.7 million of unrecognized stock-based compensation expense, of which $3.7 million is related to stock options and ESPP shares, and $36.0 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP shares as of September 30, 2022 will be amortized over a weighted-average period of 2.43 years. The total unrecognized stock-based compensation expense related to RSUs as of September 30, 2022 will be amortized over a weighted-average period of 2.64 years.
During the three and nine months ended September 30, 2022, the Company capitalized $0.3 million and $0.8 million, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively, of stock-based compensation expense associated with projects in process and recorded as part of property and equipment, net on the accompanying condensed consolidated balance sheets.
Common Stock Repurchases
The Board of Directors previously approved programs for the Company to repurchase shares of its common stock. In February 2021, the Company’s Board of Directors authorized the Company to repurchase up to $50.0 million of its common stock from February 2021 through February 2022 (the "February 2021 Program"). During the nine months ended September 30, 2022, the Company did not repurchase any shares of its common stock, nor did the Company repurchase any of its common stock thereafter. The Company terminated the February 2021 Program prior to its expiration.

10. Income Taxes
The Company recorded a benefit from income taxes of $2.1 million and a provision for income taxes of $0.4 million during the three and nine months ended September 30, 2022, respectively, and a provision for income taxes of $0.3 million and $0.8 million during the three and nine months ended September 30, 2021, respectively. The provision for (benefit from) income taxes was primarily attributable to the Company’s foreign operations, state taxes, and an adjustment resulting in a $1.9 million benefit during the third quarter related to prior periods that management determined is not material to the previously issued annual and interim financial statements.
11. Net Loss Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(7,167)	$(7,843)	$(76,831)	$(38,458)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	96,389	94,133	95,567	93,408

Net loss per share, basic and diluted	$(0.07)	$(0.08)	$(0.80)	$(0.41)

The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Nine
	Months Ended September 30,
	2022	2021
Stock options and ESPP	7,560	7,052
Restricted stock units	8,302	6,275
Shares related to convertible senior notes	11,521	11,521
	27,383	24,848

12. Leases

The Company has entered into operating leases primarily for office facilities. These leases have terms which typically range from 1 year to 10 years, and often include options to renew. These renewal terms can extend the lease term up to 6 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included as operating lease right-of-use assets on the condensed consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The present value of the Company’s obligation to make lease payments is included in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.
The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of September 30, 2022, the Company’s lease commitment of $5.0 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's condensed consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.

 All operating lease expense is recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2022, the Company recognized $1.2 million and $4.0 million, respectively, in total lease costs, which is comprised of $1.2 million and $3.9 million, respectively, in operating lease costs for right-of-use assets, and zero and $0.1 million, respectively, in short-term lease costs related to short-term operating leases. During the three and nine months ended September 30, 2021, the Company recognized $1.7 million and $4.7 million, respectively, in total lease costs, which is comprised of $1.5 million and $4.1 million, respectively, in operating lease costs for right-of-use assets, and $0.2 million and $0.6 million, respectively, in short-term lease costs related to short-term operating leases.
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
The Company performed an interim impairment assessment in the first and second quarter of 2022. In measuring the estimated amount of long-lived and right-of-use asset impairment, the Company considered estimated future sublease income including the consideration of local real estate market conditions. The Company also factored the time to identify a tenant and to enter into an agreement. Based on a discounted cash flow analysis, the Company concluded that the carrying value of certain long-lived and right-of-use assets was not recoverable. As such, during the three and nine months ended September 30, 2022, the Company recorded an impairment charge of zero and $10.0 million, respectively, within general and administrative expenses on its condensed consolidated statements of operations.
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$1,635	$1,332	$4,616	$3,475
Right-of-use assets obtained in exchange for lease obligations	—	3,610	—	7,552
 Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	September 30, 2022	December 31, 2021
Operating right-of-use assets reported as:
Operating lease right-of-use assets	$15,353	$23,874

Operating lease liabilities reported as:
Other current liabilities	$6,002	$4,935
Other non-current liabilities	22,597	26,903
Total operating lease liabilities	$28,599	$31,838

Weighted average remaining lease term (in years)	5.5	6.2
Weighted average discount rate	5.1%	5.0%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2022, remaining three months	$2,188
2023	6,803
2024	6,162
2025	4,794
2026	3,344
2027 and thereafter	9,837
Total lease payments	$33,128

Less: Imputed Interest	(4,529)
Total	$28,599
13. Commitments and Contingencies
Purchase Obligations
The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $19.7 million as of September 30, 2022.
Some of our agreements with retailers include certain guaranteed distribution fees which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. For example, in 2020, the Company's efforts to implement, with Albertsons Companies, Inc. ("Albertsons"), one of the Company’s solutions resulted in multiple disputes being raised by each of the parties against the other, one of which disputes resulted in the Company not being able to meet the contractual minimum at the end of the applicable period under the agreement. In order to resolve certain of the disputes regarding the parties' respective obligations, the Company recognized a loss of $8.8 million during the year ended December 31, 2020. This loss was included in cost of revenues on our consolidated statements of operations.
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
The Company’s founder and former CEO, Steven Boal, is subject to a claim from a third party, alleging that he owes certain amounts to the third party in connection with fundraising activities for Quotient that occurred between 1998 and 2006. The Company agreed to advance certain defense costs, subject to an undertaking to repay such amounts if, and to the extent that, it is ultimately determined that he is not entitled to indemnification. In October 2022, the parties, without admitting any liability, reached a settlement of the third-party lawsuit, and the settlement agreement has been submitted to the U.S. Bankruptcy Court for approval. If the settlement agreement is finally approved by the court, the Company may be required to indemnify Mr. Boal for a loss. Accordingly, the Company accrued $5.0 million related to the settlement agreement. While the Company maintains directors’ and officers’ liability insurance, such insurance may not be applicable or adequate or cover all liabilities that may be incurred.
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
The Company reached a settlement of an existing claim and therefore recorded an accrual as of September 30, 2022, in addition to the accrual related to the settlement agreement described in "Indemnification" above. The Company believes that material liabilities associated with other existing claims are remote, and therefore, the Company has not recorded any additional accrual for the other existing claims as of September 30, 2022 and December 31, 2021. The Company expenses legal fees in the period in which they are incurred.
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
Result Marketing Group, Ltd. v. Southeastern Grocers et al. On June 17, 2021, Result Marketing Group, Ltd. (“RMG”) filed a complaint in the U.S. District Court for the Middle District of Florida, against Southeastern Grocers, LLC, Bio-Lo, LLC, Winn-Dixie Stores, Inc. (collectively, "SEG") and the Company, which complaint was amended by RMG on September 13, 2021 (the "First Amended Complain"). SEG and the Company (the "Defendants") filed motions to dismiss RMG's First Amended Complaint on September 27, 2021 and on August 26, 2022, the Court issued an order granting in part and denying in part the Defendants’ motions to dismiss. Specifically, the Court dismissed counts IV (civil theft) and VII (unjust enrichment) of the First Amended Complaint without prejudice and denied the motions with respect to the other counts. On September 19, 2022, RMG filed its second amended complaint. In the second amended complaint, RMG dropped its civil theft claim and unjust enrichment claim against the Company. The second amended complaint alleges that (i) SEG breached its non-disclosure agreement with

RMG by providing the Company with RMG's trade secrets, including the business concept of and "playbook" for a retail media hub; (ii) the Company and SEG misappropriated such trade secrets to develop the SEG Media Hub, and that the Company further misappropriated such trade secrets to develop its "retail performance media platform", which it sells to end users; and (iii) the Company interfered with RMG's contract and prospective business relationship with SEG. RMG contends that SEG defrauded it of no less than $59 million and seeks compensatory and punitive damages, a constructive trust, and attorney's fees. On October 7, 2022, Company answered the second amended complaint denying all claims alleged by RMG and asserting affirmative defenses. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the Company believes that RMG’s claims lack merit.
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
Albertsons Companies, Inc. v. Quotient Technology, Inc. On November 16, 2021, the Company informed Albertsons Companies, Inc. (“Albertsons”) that, in light of Albertsons' failure to cure its material breach of the Services and Data Agreement ("the Agreement"), it was terminating the Agreement effective November 19, 2021. The Company offered to continue to provide certain services beyond the termination date for the benefit of the its CPG customers. On November 19, 2021, Albertsons filed a complaint against the Company in the Superior Court of the State of California, County of Santa Clara alleging claims of breach of contract and breach of implied covenant of good faith and fair dealing. The complaint alleges that the Company failed to achieve alleged minimum revenue targets, failed to make certain revenue share payments in the amount of $5.0 million, failed to pay a guaranteed annual minimum payment of $10.0 million under Statement of Work (SOW) No. 5, and improperly terminated the Agreement. On November 22, 2021, consistent with the Company's offer in its November 16, 2021 termination letter, the parties entered into a stipulation, where the Company agreed to sell campaigns through December 15, 2021, and provide services and support for those campaigns through February 26, 2022 so long as Albertsons provided the necessary logistical steps to enable the Company to deliver the services and support. The Company also agreed to support the In-Lane Tool through December 10, 2021. On December 9, 2021, Albertsons filed for a temporary restraining order to prevent the Company from discontinuing its digital-coupon-service or its In-Lane Tool or otherwise refusing to support Albertsons advertising and coupon programs, and for an order to show cause re preliminary injunction. On December 13, 2021, the Court issued an order denying Albertsons’ request for a temporary restraining order and order to show cause re preliminary injunction because, on the basis of the evidence presented by Albertsons, it found that Albertsons was unlikely to prevail on its claims at trial. On September 26, 2022, the Company filed its answer, denying all claims alleged by Albertsons, and filed a cross-complaint. In the cross complaint, the Company claimed that Albertsons failed to meet its obligations under the SOW, including its failure to make the In-Lane Tool commercially available in all required stores and its failure to support sales of In-Lane to CPGs. Additionally, the complaint alleges Albertsons was responsible for technical errors in the implementation of the In-Lane tool in Albertsons’ stores. The Company further alleges that Albertsons breached the Agreement and SOW by terminating the Agreement and SOW early without cause. The Company seeks restitution for amounts paid and damages caused by Albertsons’ breaches in an amount to be determined at trial. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this action, the Company believes that Albertsons’ claims lack merit.

14. Employee Benefit Plan
The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year of continuous employment. The Company’s matching contribution expense was $0.5 million and $1.8 million during the three and nine months ended September 30, 2022, respectively, and $0.6 million and $2.0 million during the three and nine months ended September 30, 2021, respectively.

15. Information About Geographic Areas
Revenues generated outside of the United States were insignificant for all periods presented. Additionally, as the Company’s assets are primarily located in the United States, information regarding geographical location is not presented, as such amounts are immaterial to these condensed consolidated financial statements taken as a whole.

16. Subsequent Events
On November 2, 2022, the Company entered into (i) a binding commitment letter with PNC Bank, N.A. ("PNC"), in respect of PNC's commitment to provide the Company with a senior secured asset-based revolving credit facility in an initial aggregate principal amount of $50.0 million (the "PNC Facility") and (ii) a binding commitment letter with Blue Torch Capital LP ("BT"), in respect of BT's commitment to provide the Company with a senior secured term loan facility in an aggregate principal amount of up to $55.0 million (the "BT Facility").
The proceeds of the revolving loans under the PNC Facility and the term loans under the BT Facility, as applicable, shall be used by the Company (i) to repay the principal, accrued and unpaid interest, fees, premiums, if any, and other amounts under the Company’s 1.75% convertible senior notes, (ii) to pay fees, commissions and expenses in connection with the transactions contemplated thereunder, including entering into each of the PNC Facility and the BT Facility and the funding of the loans thereunder, and (iii) for ongoing working capital needs and other general corporate purposes of the Company and its subsidiaries.

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
Our customers consist primarily of consumer-packaged goods ("CPG") companies and their brand marketers (together referred to as "advertisers") who want to drive sales and positive brand engagement with shoppers. Our digital marketing platform is designed to produce returns on marketing investment for advertisers by utilizing consumer behavior and intent data to deliver the right marketing message to the right shopper at the right time, through multiple touchpoints while they are engaged online, out of home and in-store. We partner with retailers, who primarily sell through local, physical stores as well as through eCommerce properties. Traditionally, we have been primarily focused on the U.S.-based grocery retail market and the advertisers who sell products through that channel. However, we are aiming to expand outside the grocery retail space, such as with partners in certain vertically-integrated industries (also known as "verticals").
By partnering with Quotient, retailers can monetize their proprietary sales data and digital properties to build an alternative revenue stream and offer effective marketing opportunities for their brand partners to engage consumers, with the aim of achieving higher sales through their physical stores and eCommerce sites.
Over the last five years, we have grown our platform capabilities and our network of marketing channels to reach shoppers through a combination of in-house innovation, partnerships, and acquisitions. Our network includes the digital properties of our retail partners, publisher partners, and advertiser customers (also known as CPG manufacturers or brands), social media platforms, our consumer brands Coupons.com and Shopmium, and DOOH properties. This network provides Quotient with proprietary and licensed data, including retailers' POS shopper data, consumer behavior and purchase intent data, and location intelligence. With such data powering our platforms, customers and partners use Quotient to leverage consumer data and insights, engage consumers via digital channels, and integrate marketing and merchandising programs to drive measurable sales results and consumer engagement.
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
Our promotions products include digital paperless coupons, digital print coupons, in-lane on receipt promotions, digital national promotions, shopper promotions, digital rebates and loyalty offers. Our media solutions include display, social, DOOH, Retailer.com display and sponsored search, shoppable brand pages, and audiences. A growing number of campaigns that our customers purchase are integrated campaigns, which combine a mix of digital media and/or promotions solutions within a single campaign. While the revenue we earn from these programs is generally determined on a cost-per-click, cost-per-impression, or cost-per-acquisition basis, we are increasingly generating revenues based on duration-based pricing with our duration-based National Promotions offering, launched during 2021.
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

Impact of COVID-19
We are cognizant of the ongoing COVID-19 pandemic and the resulting global implications. In an effort to protect the health and safety of our employees, our workforce has had, and continues in most instances, to spend a significant amount of time working remotely, and travel has been impacted. Many government measures initially imposed to contain COVID-19 or slow its spread, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing, have been lifted in certain global locations and have been lifted widely in the U.S., although as a result of new virus variants and subvariants arising, it is possible that such measures may be reinstated in the future. We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic will continue to negatively impact business activity across the globe, even though vaccination efforts are continuing throughout the United States and, to varying extents, in other countries. Although as of the fall of 2022 the extent of restriction-lifting has been widespread, the residual effects of such restrictions and prolonged alternative working arrangements are unknown and the eventual effectiveness of the vaccination efforts likewise remains uncertain, including with respect to consumer activity across the globe, the productivity of our employee base and our sales and operations functions.
We will continue to actively monitor the pandemic situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. If brands or retailers pause, delay, or cancel campaigns due to the continuing uncertainty, supply-chain disruption, and inflationary input-cost factors affecting advertiser and retailers, and also due to the consumer purchasing behavior changes caused by COVID-19, there may be an adverse impact on our promotion and media revenues and, accordingly, the growth of our business. The full extent of the impact of the ongoing COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Third Quarter 2022 Overview
Quarterly revenues of $70.3 million in the third quarter of 2022 decreased by $65.5 million, or 48%, as compared to the same period in 2021. The year over year decrease in our quarterly revenues was largely due to the termination of our partnership with the Albertsons Companies, Inc. ("Albertsons"), the decline in media revenues as certain retail partners "in-house" media services, and the impact of ongoing macroeconomic challenges affecting CPG businesses. Revenues also decreased as a result of recognizing a higher portion of our revenue on a net basis due to our recent business model changes.
Our net loss of $7.2 million in the third quarter of 2022 decreased by $0.6 million, as compared to the net loss of $7.8 million in the same period in 2021. The year over year decrease in our quarterly net loss was primarily due to a decrease in interest expense as a result of the adoption of ASU 2020-06 and the benefit of a non-recurring impairment charge recorded in the third quarter of 2021 related to certain intangible assets due to circumstances surrounding the termination of our partnership with Albertsons. Additionally, capitalized labor costs attributed to internally developed software increased due to a higher proportion of our engineering, product, and design efforts being focused on building new platforms, features and functionality. This was partially offset by a decrease in revenues as discussed previously, restructuring charge related to a workforce reduction plan, litigation settlements, and overall higher operating expenses, as a percentage of revenue, incurred to support our business objectives. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.
We expect our operating expenses to decline in absolute dollars as we remove costs from the business, in connection with our ongoing business transformation efforts. However, we also expect operating expenses to increase as a percentage of revenue as more of our future revenue is recognized on a net basis compared to the prior periods due to the business model changes. When revenues begin to grow again, we expect to increase spending to support that growth.
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
Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense, income taxes, other (income) expense net, change in fair value of contingent consideration, impairment of certain long-lived and right-of-use assets, impairment of certain intangible assets, shareholder activism response costs, litigation settlements, certain acquisition related costs, and restructuring charges. We exclude certain items because we believe that these costs (benefits) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to contribute to a meaningful evaluation of our current or past operating performance.
Net loss and Adjusted EBITDA for each of the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(7,167)	$(7,843)	$(76,831)	$(38,458)
Adjusted EBITDA	10,028	17,327	1,660	28,492
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
•Adjusted EBITDA also does not include the effects of stock-based compensation, depreciation, amortization of acquired intangible assets, change in fair value of contingent consideration, interest expense, other (income) expense, net, provision for (benefit from) income taxes, impairment of certain long-lived and right-of-use assets, impairment of certain intangible assets, shareholder activism response costs, litigation settlements, certain acquisition related costs, and restructuring charges; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(7,167)	$(7,843)	$(76,831)	$(38,458)
Adjustments:
Stock-based compensation	4,980	4,690	27,849	17,074
Depreciation and amortization	4,797	7,287	14,028	24,425
Other (1)	7,919	8,720	31,889	12,453
Change in fair value of contingent consideration	—	245	—	772
Interest expense	1,837	3,809	4,170	11,306
Other (income) expense, net	(200)	96	181	130
Provision for (benefit from) income taxes	(2,138)	323	374	790
Total adjustments	$17,195	$25,170	$78,491	$66,950

Adjusted EBITDA	$10,028	$17,327	$1,660	$28,492

(1)For the three and nine months ended September 30, 2022, Other includes a charge of zero and $11.4 million, respectively, related to the impairment of certain long-lived and right-of-use assets; $5.0 million and $9.8 million, respectively, related to litigation settlements; $2.8 million and $5.5 million, respectively, related to restructuring charges; and $0.1 million and $5.2 million, respectively, related to shareholder activism response costs. For the three and nine months ended September 30, 2021, Other includes a charge of $6.5 million and $9.1 million, respectively, related to the impairment of certain intangible assets due to the circumstances surrounding the termination of our partnership with Albertsons; restructuring charges of $1.8 million and $2.0 million, respectively; and acquisition related costs of $0.4 million and $1.3 million, respectively. Acquisition related costs primarily include certain bonuses contingent upon the acquired company meeting certain financial metrics over the contingent consideration period, as well as diligence, accounting, and legal expenses incurred related to certain acquisitions. Restructuring charges relate to severance for impacted employees.
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

Variability in promotional and media spend by advertisers or brands. Our revenues may fluctuate due to changes in promotional or media spending budgets of advertisers as well as the timing of their promotional and media spending. Decisions by major advertisers, whether or not due to the ongoing impact of COVID-19 and related supply chain and inflation input-cost issues, to delay or reduce their promotional and media spending, move campaigns, or divert spending away from digital promotions or media could slow our revenue growth or reduce our revenues.
Ability to retain and expand our relationships with retailers, obtain commitment and support for our platforms from retailers, and successfully renegotiate or amend retailer agreements. The success and scale of our platforms depend on our strategic relationships with retailers. The success and scale of our platforms also depends on the level of commitment and support for our platforms from retailers. Renewals or amendments of existing retailer relationships may become more challenging for us in light of our business model and pricing changes. These changes require restructuring our agreements and the way we operate with retailers and revenue arrangements for certain services. If we do not expand these relationships, if we do not renew or amend these relationships on as favorable terms as were in place immediately prior to renewal or amendment, if we lose significant retailers, or if we do not add new retailers to our platforms, our business will be negatively affected. In the near term, we expect the termination of our relationship with Albertsons, as well as retailers bringing retail media in-house, to continue to have a negative impact on our financial performance.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022		2021		2022		2021
Revenues	$70,336	100.0%	$135,884	100.0%	$218,043	100.0%	$375,080	100.0%
Cost of revenues	36,765	52.3%	86,535	63.7%	123,110	56.5%	240,680	64.2%
Gross profit	33,571	47.7%	49,349	36.3%	94,933	43.5%	134,400	35.8%
Operating expenses:
Sales and marketing	19,939	28.3%	29,401	21.6%	63,334	29.0%	85,233	22.7%
Research and development	4,899	7.0%	11,074	8.1%	21,727	10.0%	34,541	9.2%
General and administrative	16,401	23.3%	12,244	9.0%	81,978	37.6%	40,086	10.7%
Change in fair value of contingent consideration	—	—%	245	0.2%	—	—%	772	0.2%
Total operating expenses	41,239	58.6%	52,964	38.9%	167,039	76.6%	160,632	42.8%
Loss from operations	(7,668)	(10.9)%	(3,615)	(2.7)%	(72,106)	(33.1)%	(26,232)	(7.0)%
Interest expense	(1,837)	(2.6)%	(3,809)	(2.8)%	(4,170)	(1.9)%	(11,306)	(3.0)%
Other income (expense), net	200	0.3%	(96)	(0.1)%	(181)	(0.1)%	(130)	—%
Loss before income taxes	(9,305)	(13.2)%	(7,520)	(5.6)%	(76,457)	(35.1)%	(37,668)	(10.0)%
Provision for (benefit from) income taxes	(2,138)	(3.0)%	323	0.2%	374	0.2%	790	0.2%
Net loss	$(7,167)	(10.2)%	$(7,843)	(5.8)%	$(76,831)	(35.3)%	$(38,458)	(10.2)%
Disaggregated Revenue
The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Promotion	$44,749	$65,538	$(20,789)	(32)%	$137,516	$194,729	$(57,213)	(29)%
Media	25,587	70,346	(44,759)	(64)%	80,527	180,351	(99,824)	(55)%
Total Revenue	$70,336	$135,884	$(65,548)	(48)%	$218,043	$375,080	$(157,037)	(42)%

Comparison of the Three and Nine months ended September 30, 2022 and 2021
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues	$70,336	$135,884	$(65,548)	(48)%	$218,043	$375,080	$(157,037)	(42)%
Revenues for the three months ended September 30, 2022 decreased by $65.5 million, or 48%, as compared to the same period in 2021. The decrease in digital promotion revenues was primarily due to the termination of our partnership with Albertsons, and as a result of recognizing more revenue on a net basis due to business model changes. The decrease in media revenues was primarily due to the termination of our partnership with Albertsons; as a result of recognizing more revenue on a net basis due to business model changes; and due to certain retail partners bringing media services in-house. Revenues from digital promotion and media campaigns were 64% and 36%, respectively, of total revenues for the three months ended September 30, 2022, as compared to 48% and 52%, respectively, of total revenues during the same period in 2021.
Revenues for the nine months ended September 30, 2022 decreased by $157.0 million, or 42%, as compared to the same period in 2021 and include the recognition of $3.3 million of revenue previously deferred that should have been recognized in prior periods as the underlying performance obligations were satisfied in prior periods. The decrease in digital promotion revenues was primarily due to the termination of our partnership with Albertsons, and as a result of recognizing more revenue on a net basis due to business model changes. The decrease in media revenues was primarily due to the termination of our partnership with Albertsons; as a result of recognizing more revenue on a net basis due to business model changes; and due to certain retail partners bringing media services in-house. Revenues from digital promotion and media campaigns were 63% and 37%, respectively, of total revenues for the nine months ended September 30, 2022, as compared to 52% and 48%, respectively, of total revenues during the same period in 2021.
We expect promotion revenue to decline as we continue to recognize a higher proportion of revenue on a net basis. We recognize revenue on a net basis for arrangements when we act as an agent and do not control the service provided by the retailer or the price charged by the partner. CPGs and retailers are responsible for the determination of where a campaign is delivered, and retailers are responsible for providing the underlying services. We expect media revenue to continue to be negatively impacted due to retail partners bringing media services in-house.
Cost of Revenues and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of revenues	$36,765	$86,535	$(49,770)	(58)%	$123,110	$240,680	$(117,570)	(49)%
Gross profit	$33,571	$49,349	$(15,778)	(32)%	$94,933	$134,400	$(39,467)	(29)%
Gross margin	48%	36%			44%	36%

Cost of revenues for the three months ended September 30, 2022 decreased by $49.8 million, or 58%, as compared to the same period in 2021. The decrease was primarily due to (i) a net decrease of $37.8 million in distribution fees paid to our partners for media and promotion revenues delivered through their platforms, associated with the decrease in revenues as discussed previously, and data and traffic acquisition costs for offsite media on non-owned-and-operated properties, a portion of which is now reported net with revenues; (ii) the benefit of a non-recurring charge during the third quarter of 2021 of $6.5 million related to the impairment of certain intangible assets due to circumstances surrounding the termination of our partnership with Albertsons; (iii) a decrease in amortization expense of $2.4 million related to acquired intangible assets; (iv) a decrease in compensation costs of $2.0 million; and (v) a decrease in overhead expenses of $1.6 million related to facilities and infrastructure support, partially offset by an increase in restructuring charges of $0.5 million.
Cost of revenues for the nine months ended September 30, 2022 decreased by $117.6 million, or 49%, as compared to the same period in 2021. The decrease was primarily due to (i) a net decrease of $94.7 million in distribution fees paid to our partners for media and promotion revenues delivered through their platforms, associated with the decrease in revenues as discussed previously, as well as data and traffic acquisition costs for offsite media on non-owned-and-operated properties, a portion of which is now reported net with revenues; (ii) a decrease in amortization expense of $9.8 million related to acquired intangible assets; (iii) the benefit a non-recurring charges during the second and third quarters of 2021 of $9.1 million related to the impairment of certain intangible assets due to circumstances surrounding the termination of our partnership with Albertsons; (iv) a decrease in overhead expenses of $3.5 million related to facilities and infrastructure support; and (v) a decrease in compensation costs of $2.4 million, partially offset by a charge of $1.4 million related to the impairment of certain capitalized software assets and an increase in restructuring charges of $0.5 million.
  Gross margin for the three and nine months ended September 30, 2022 increased to 48% and 44%, respectively, as compared to 36% for each respective period in 2021. The increase was primarily due to lower amortization expense related to acquired intangible assets and a higher proportion of revenue recognized net of certain costs, partially offset by operating leverage on the reduction of net revenues and sales mix of 32% and 29%, respectively.
 We expect the cost of revenues during the remainder of 2022 to continue to decline, in absolute dollars, as we expect a higher proportion of our revenue to be recognized on a net basis. We recognize revenue on a net basis for arrangements when we act as an agent and do not control the service provided by the retailer or the price charged by the partner. CPGs and retailers are responsible for the determination of where a campaign is delivered, and retailers are responsible for providing the underlying services.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales and marketing	$19,939	$29,401	$(9,462)	(32)%	$63,334	$85,233	$(21,899)	(26)%
Percent of revenues	28%	22%			29%	23%

Sales and marketing expenses consist primarily of compensation, including salaries and benefits, sales commissions and stock-based compensation provided to our sales and marketing personnel, as well as facility costs and other related overhead costs; marketing programs; amortization of acquired intangibles; and travel costs.
 Sales and marketing expenses for the three months ended September 30, 2022 decreased by $9.5 million, or 32%, as compared to the same period in 2021. The decrease was primarily the result of a decrease in compensation costs of $6.4 million related to lower personnel costs in connection with our expense management efforts; a decrease of $2.9 million in promotional, advertising and other costs; and a decrease of $0.2 million in restructuring charges.
Sales and marketing expenses for the nine months ended September 30, 2022 decreased by $21.9 million, or 26%, as compared to the same period in 2021. The decrease was primarily the result of a decrease in compensation costs of $13.5 million related to lower personnel costs in connection with our expense management efforts; a decrease of $8.2 million in promotional, advertising and other costs; and a decrease of $0.4 million in restructuring charges, partially offset by an increase in amortization of acquired intangibles of $0.2 million.

We expect sales and marketing expenses to remain relatively flat, in absolute dollars, as we continue to invest in sales and marketing in order to support our growth and business objectives.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$4,899	$11,074	$(6,175)	(56)%	$21,727	$34,541	$(12,814)	(37)%
Percent of revenues	7%	8%			10%	9%
Research and development expenses consist primarily of compensation, including salaries, bonuses and benefits, and stock-based compensation provided to our engineering personnel, as well as facility costs and other related overhead costs; costs related to development of new products and the enhancement of existing products; and fees for design, testing, consulting, and other related services.
During 2022, we have been primarily focused on the development of new features and functionality of our technology which has increased our overall capitalization of internal use software development costs. The development includes focus on our technology for U.S. Shopmium and our Quotient Media, Rebates, and Promotion Platforms.
Research and development expenses for the three months ended September 30, 2022 decreased by $6.2 million, or 56%, as compared to the same period in 2021. The decrease was primarily due to a decrease in compensation of $3.2 million related to lower personnel costs in connection with our expense management efforts; an increase in capitalization of internal use software development costs of $3.1 million; and a decrease of $0.1 million in restructuring charges; offset by an increase in overhead expenses related to facilities and infrastructure support of $0.2 million.
Research and development expenses for the nine months ended September 30, 2022 decreased by $12.8 million, or 37%, as compared to the same period in 2021. The decrease was primarily due to an increase in capitalization of internal use software development costs of $7.6 million; a decrease in compensation of $5.2 million related to lower personnel costs in connection with our expense management efforts; and a decrease of $0.2 million in restructuring charges; offset by an increase in overhead expenses related to facilities and infrastructure support of $0.2 million.
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
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
General and administrative	$16,401	$12,244	$4,157	34%	$81,978	$40,086	$41,892	105%
Percent of revenues	23%	9%			38%	11%

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
 General and administrative expenses for the three months ended September 30, 2022 increased by $4.2 million, or 34%, as compared to the same period in 2021. The increase was primarily due to an increase of $5.0 million related to litigation settlements; an increase in restructuring charges of $0.9 million; an increase in professional service fees of $0.7 million; an increase in compensation costs of $0.4 million; and shareholder activism response costs of $0.1 million; partially offset by a decrease in other administrative expenses of $2.6 million and a decrease in acquisition related costs of $0.3 million.
General and administrative expenses for the nine months ended September 30, 2022 increased by $41.9 million, or 105%, as compared to the same period in 2021. The increase was primarily due to an increase in stock-based compensation costs of $12.0 million related to the stock option, RSU award and PSU award modifications for our former CEO in connection with his separation agreement; an impairment charge related to certain long-lived and right-of-use assets of $10.0 million due to the exit of occupancy of office space; an increase of $9.7 million related to litigation settlements; shareholder activism response costs of $5.1 million; an increase in restructuring charges of $3.4 million related to severance for impacted employees; an increase in professional service fees of $2.0 million including higher legal fees due to litigation matters; and an increase in compensation costs of $1.8 million; partially offset by a decrease in acquisition related costs of $1.3 million and an decrease in other administrative expenses of $0.8 million.
We expect general and administrative expenses, in absolute dollars, to decrease in future periods as we balance our investment in corporate infrastructure with our continued operational and cost optimization efforts.
Change in Fair Value of Contingent Consideration

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Change in fair value of contingent consideration	$—	$245	$(245)	(100)%	$—	$772	$(772)	(100)%
Percent of revenues	—%	—%			—%	—%
 During the three and nine months ended September 30, 2022, we did not record any charge related to the change in fair value of contingent consideration. As of December 31, 2021, Ubimo's contingent consideration period ended upon achieving certain financial metrics. During the first quarter of 2022, we paid $24.7 million and, as such, no liability existed as of September 30, 2022.
During the three months ended September 30, 2021, we recorded a net charge of $0.2 million related to the re-measurement of contingent consideration associated with Ubimo, due to the increase in expected achievement of certain financial metrics over the contingent consideration period. During the nine months ended September 30, 2021, we recorded a net charge of $0.8 million related to the re-measurement of contingent consideration associated with both Ubimo and Elevaate, due to the increase in expected achievement of certain financial metrics over the contingent consideration period.

Interest Expense and Other Income (Expense), Net

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$(1,837)	$(3,809)	1,972	(52)%	$(4,170)	$(11,306)	$7,136	(63)%
Other income (expense), net	200	(96)	296	(308)%	(181)	(130)	(51)	39%
	$(1,637)	$(3,905)	$2,268	(58)%	$(4,351)	$(11,436)	$7,085	(62)%
 Interest expense is primarily related to the convertible senior notes, promissory note and finance lease obligations. Interest expense for the three and nine months ended September 30, 2022 decreased by $2.0 million and $7.1 million, respectively, primarily due to the adoption of ASU 2020-06, under which guidance the Company no longer incurs interest expense related to the accretion of the debt discount associated with the convertible note. Refer to Note 2 for further details related to the adoption of the new standard.
Other income (expense), net consists primarily of interest income on U.S. Treasury Bills held as cash equivalents and banking-related fees. The increase in other income (expense), net during the three and nine months ended September 30, 2022, as compared to the same period in 2021, was due to the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.
Provision for (benefit from) Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Provision for (benefit from) income taxes	$(2,138)	$323	$(2,461)	(762)%	$374	$790	$(416)	(53)%

The benefit from income taxes of $2.1 million and provision for income taxes of $0.4 million for the three and nine months ended September 30, 2022, respectively, and the provision for income taxes of $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, was primarily attributable to our foreign operations, state taxes, and an adjustment resulting in a $1.9 million benefit during the third quarter related to prior periods that management determined is not material to the previously issued annual and interim financial statements.

Liquidity and Capital Resources
We have financed our operations and capital expenditures through cash flows from operations as well as from the proceeds from the issuance of convertible senior notes in 2017. As of September 30, 2022, our principal source of liquidity was cash and cash equivalents of $208.4 million, which was held for working capital purposes. Our cash equivalents are comprised primarily of money market funds.
We have incurred and expect to continue to incur legal, accounting, regulatory compliance and other costs in future periods as we continue to invest in corporate infrastructure and in connection with litigation matters. As a result of legal matters settled previously, we expect to pay approximately $9.8 million, of which approximately $7.3 million is expected to be paid during the fourth quarter of 2022.
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
In November 2017, we issued $200.0 million aggregate principal amount of 1.75% convertible senior notes due 2022 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, (the “Notes”). The Notes are unsecured obligations of the company and bear interest at a fixed rate of 1.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2018. The Notes will mature on December 1, 2022 ("Maturity Date"), unless earlier repurchased, redeemed, or converted in accordance with their terms. Our intent is to meet the repayment obligation pursuant to the Notes and as of November 2, 2022 we have executed commitment letters with each of two lenders regarding the obtaining of debt financing in the amount of $105.0 million. If the Notes are neither repaid nor refinanced on or prior to the Maturity date, we may not have the ability to meet our obligations as they become due.
In November 2021, we entered into a Loan, Guaranty, and Security Agreement (the "ABL Credit Agreement", which prior to the First Amendment (as defined in the next paragraph) provided for an asset-backed revolving credit facility in the aggregate amount of $100.0 million and a sublimit for letters of credit of $10.0 million (the ABL Credit

Agreement, as amended, the "ABL Facility"). Prior to the First Amendment, the ABL Facility was to have matured on November 17, 2026 with a springing maturity under certain circumstances as set forth in the First Amendment.
On August 5, 2022, we entered into a First Amendment and Limited Waiver to the ABL Credit Agreement (the "First Amendment"). The First Amendment, among other things, waived an event of default that occurred as a result of the Company's non-compliance, as of June 30, 2022, with a covenant requiring us to maintain a minimum fixed charge coverage ratio ("FCCR") of 1.0 over a lookback period of twelve months measured from June 30, 2022. The First Amendment also amended such FCCR covenant for the next three quarters and required the original FCCR requirement to resume beginning the quarter-ended June 30, 2023, and to maintain such covenant requirement with respect to all succeeding quarters.
In addition, the First Amendment (i) redefined the term "Termination Date" to extend the springing maturity date, to November 1, 2022, that would have been triggered in the absence of a refinancing of our 1.75% Convertible Senior Notes due 2022 ("Notes") and to remove, as an option to avoid the triggering of the revised springing maturing date, a cash payoff occurring later than September 1, 2022; (ii) reduced the aggregate principal amount available for borrowing to up to $50.0 million; and (iii) included a temporary $5.0 million reduction in funding available, otherwise known as an availability block, based on our FCCR.
The ABL Credit Agreement, as modified by the First Amendment, terminated pursuant to its own terms on September 1, 2022. There were no borrowings under the ABL Credit Agreement, as modified by the First Amendment, prior to its termination.
We believe our existing cash, cash equivalents and cash flow from operations, and access to financing sources, including the debt financing transactions contemplated by the commitment letters executed with two lenders, will be sufficient to meet our existing and expected future scheduled debt repayment obligations, working capital and capital expenditure needs for the next 12 months and beyond. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event future additional financing is required from outside sources beyond those levels currently contemplated, we may not be able to raise it on terms acceptable to us or at all. During the period of uncertainty and volatility related to the ongoing COVID-19 pandemic, we will continue to monitor our liquidity. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(6,488)	$29,711
Net cash used in investing activities	(14,216)	(10,773)
Net cash (used in) provided by financing activities	(8,760)	3,218
Effect of exchange rates on cash and cash equivalents	441	37
Net (decrease) increase in cash and cash equivalents	$(29,023)	$22,193
Operating Activities
Cash from operating activities relates to our net income or loss for the period, adjusted for net non-cash income or expenses and changes in our operating assets and liabilities.
During the nine months ended September 30, 2022, net cash used in operating activities of $6.5 million reflected our net loss of $76.8 million, adjusted for net non-cash expenses of $57.8 million, and cash used as a result of changes in working capital of $12.5 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, allowance (recovery) for credit losses, deferred income taxes, change in fair value of contingent consideration, impairment of long-lived and right-of-use assets, and other non-cash expenses, including amortization of right-of-use asset, amortization of deferred cost, and loss on disposal of property and equipment. The primary uses of cash from working capital items included a decrease in accounts payable and other liabilities of $30.5 million due to timing of services and payments including payment for a deferred cost related to a retailer agreement, a Ubimo contingent consideration payment of $19.0 million related to the changes in fair value over the contingent consideration period, a decrease in deferred revenues of $9.2 million due to reduced billings for campaigns, a decrease in accrued compensation and benefits of $9.3 million due to annual bonus payouts, and an increase in prepaid expenses and other assets of $2.0 million, partially offset by a decrease in accounts receivable of $82.5 million due to timing of invoicing and collections.
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
During the nine months ended September 30, 2022, net cash used in investing activities of $14.2 million reflected purchases of property and equipment, which includes technology hardware and software to support our growth as well as capitalized software development costs.
Financing Activities
Our financing activities consisted primarily of payments made for shares withheld to cover payroll withholding taxes relating to the vesting of RSUs and the issuance of shares of common stock upon the exercise of stock options.
During the nine months ended September 30, 2022, net cash used in financing activities of $8.8 million reflected $5.7 million in payments for Ubimo contingent consideration (initially measured and included as part of purchase consideration on the date of acquisition), payments made for shares withheld to cover the required payroll withholding taxes of $3.7 million in connection with vesting of equity grant awards, payments on promissory note and finance lease obligations of $0.1 million, and payments for debt issuance costs of $0.1 million, partially offset by proceeds received from issuance of common stock of $0.8 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2022.
Contractual Obligations and Commitments
Refer to Note 8 and Note 13 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three and nine months ended September 30, 2022 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, except as noted in Note 13 "Commitments and Contingencies".
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
There were no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, useful lives of intangible assets, estimates related to recoverability of long-lived assets and goodwill, stock-based compensation, legal contingencies, deferred income taxes and associated valuation allowances and distribution fee commitments. These estimates generally require judgments, may involve the analysis of historical and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.
The ongoing COVID-19 pandemic has created and may continue to create uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for our advertising business and adversely impact our results of operations, even in light of ongoing vaccination efforts. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q for further information.
Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
During the three and nine months ended September 30, 2022, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K, for a more complete discussion on the market risks we encounter.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our chief executive officer ("CEO") and our chief financial officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Global economic conditions, including impacts relating to persistent inflation and the risk of a global economic slowdown, could materially adversely affect our revenue and results of operations.
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
We have incurred net losses of $45.6 million and $65.4 million in 2021 and 2020, respectively, and incurred net losses of $7.2 million and $76.8 million for the three and nine months ended September 30, 2022, respectively. We have an accumulated deficit of $534.0 million as of September 30, 2022. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:
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
•successfully execute and expand our digital media solutions in retail media, social influencer marketing, sponsored product search, DOOH, and programmatic media;
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
The success and scale of our platforms depend on our strategic relationships with retailers. The success and scale of our platforms also depends on the level of commitment and support for our platforms from retailers. For example, retailers are increasingly interested in bringing retail media and shopper programs in house. If we are unable to adapt to this evolution of retail media and maintain and grow retailer support for our platforms and solutions, such as our retail ad network, our business and revenue will be adversely impacted.
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
Our business is exposed to risks related to customer concentration, particularly among advertisers, and partner concentration, particularly among retailers. The loss of or decrease in spending by any of our significant customers, or the loss of or decrease in support from any of our significant partners, or a deterioration in our relationships with any of them, could materially and adversely affect our revenues, results of operations and financial condition. As an example, the loss of a retailer or retailer support, such as the termination of our partnership with Albertsons or retailers taking retail media in-house, negatively impacts the amount that advertisers spend on our platforms.
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
We expect competition in digital marketing to continue to increase. This industry is competitive, fragmented and rapidly changing. We compete against a variety of companies with respect to different aspects of our business, including:
•providers of digital promotions such as Valassis Communications, Inc.; Catalina Marketing Corporation’s Cellfire; Inmar/You Technology; Neptune Retail Services’ (formerly known as News America Marketing) SmartSource; companies that offer cash back solutions such as iBotta, Inc.; Fetch Rewards; and Neptune Retail Services’ Checkout 51;
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
As an industry-leading digital promotions and media company we compete for sales, engineering and other technical talent in a highly competitive environment against large, well-established technology companies and well-funded start-ups, which have significantly greater financial and other resources than we do. If we do not succeed in attracting, hiring and integrating qualified personnel, or motivating and retaining existing personnel, we may be unable to grow effectively and our operating results may be harmed. We initiated a reduction-in-force in July 2022 which impacted 7% of our global workforce, and at present we have imposed limits on new hiring. As we continue pursuing our current business transformation strategy, which includes a focus on cost management, we may undergo further restructuring initiatives.
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
Our business and operations have been and may continue to be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we and our partners operate. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to many countries worldwide, including the United States, and remains a persistent worldwide problem due to the rise of variant stains of the virus.
In response to the COVID-19 pandemic, many state, local and foreign governments put in place quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners. Certain jurisdictions lifted such orders or restrictions only to return to these restrictions in the face of increases in new COVID-19 cases, even as vaccination efforts are continuing to be undertaken throughout the United States and in certain other countries, in response to new virus variants. Although as of the fall of 2022 the extent of restriction-lifting has been widespread, the residual effects of such restrictions and prolonged alternative working arrangements are unknown, and the eventual effectiveness of the vaccination efforts in response to existing and future variants likewise remains uncertain. Any significant worsening of the COVID situation could negatively impact the productivity of our employee base and have a disproportionately negative impact on our sales and operations functions, which could have an adverse effect on our business, operating results, and financial condition.
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
In addition, in accordance with our bylaws and pursuant to indemnification agreements entered into with directors, officers and certain employees, we have indemnification obligations for claims brought against these persons arising out of certain events or occurrences while they are serving at our request in such capacities. For example, our founder and former CEO is subject to a claim from a third party, alleging that he owes certain amounts to the third party in connection with fundraising activities for Quotient that occurred between 1998 and 2006. (Our founder and former CEO left the Company for unrelated reasons in June 2022.) We agreed to advance certain defense costs, subject to an undertaking to repay us such amounts if, and to the extent that, it is ultimately determined that he is not entitled to indemnification. A settlement of the third-party lawsuit, without an admission of liability by any of the parties, was agreed to and has been submitted to the U.S. Bankruptcy Court for approval. If the settlement is finally approved, the Company may be required to indemnify the former CEO for a loss. While we maintain directors’ and officers’ liability insurance, such insurance may not be applicable, be adequate, or cover all liabilities that we may incur.
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
We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws and Data Protection Obligations may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation the manner in which the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and which may limit our ability to store and Process data and operate our business. In particular, it should be noted that the AdTech industry has in the last few years received increased scrutiny from consumers, media outlets, regulators and lawmakers. This has been demonstrated by the €250,000 fine imposed on the Interactive Advertising Bureau Europe by the Belgian Data Protection Authority in February 2022, following an investigation into its Transparency and Consent Framework (“TCF”)--a framework adopted widely for the collection/management of consent to the use of cookies for targeted advertising in the EU. This decision will require us to reassess our reliance on the TCF.
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
European data protection laws including the EU GDPR generally also prohibit the transfer of personal data from Europe to the United States and other countries ("third countries") that are not recognized as having "adequate" data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from Europe has historically been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, in the “Schrems II” ruling in 2020, invalidated the EU-U.S. Privacy Shield framework for purposes of international transfers. The Swiss Federal Data Protection and Information Commissioner also opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. On October 7, 2022, the U.S. President introduced an executive order to facilitate a new Trans-Atlantic Data Privacy Framework, which will act as a successor to the invalidated Privacy Shield. If approved by the European Commission and implemented, the agreement will facilitate the transatlantic flow of personal data and provide an alternative data transfer mechanism (in addition to EU Standard Contractual Clauses and Binding Corporate Rules) for companies transferring personal data from the EU to the U.S. However, before parties rely on the new Framework, there are still legislative and regulatory steps that must be undertaken in both the U.S. and in the EU.
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
The European Commission adopted new EU SCCs in June 2021, which impose onerous obligations on the contracting parties. These new EU SCCs must be used in all new contracts going forward (where there are restricted transfers of personal data), with existing contracts entered into before September 27, 2021 requiring updating by December 27, 2022. As such, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law; may increase our exposure to the EU GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; and may reduce demand from companies subject to European data protection laws. Moreover, where we rely on SCCs, we must in certain cases now evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. This evaluation will, in particular, include an assessment as to whether the types of personal data transferred pursuant to SCCs may be subject to government surveillance in the data importer’s country, and an assessment as to whether the data importer can meet its contractual obligations under the SCCs. Additionally, other countries outside of Europe have enacted, or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our products and operating our business.

Compliance with the EU GDPR involves rigorous and time-intensive processes that may increase our cost of doing business or require us to change our business practices. There may also be a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the required procedures.
Further, following the UK's exit from the EU ("Brexit"), the EU GDPR’s data protection obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” (i.e., the EU GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (EU Exit) Regulations)). The UK GDPR exists alongside the UK Data Protection Act 2018 that implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR, and as such may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK Government has published its own form of EU SCCs known as the UK International Data Transfer Agreement (IDTA) together with an International Data Transfer Addendum (UK Addendum) to the new EU SCCs. The UK Information Commissioner’s Office (ICO) may also publish its version of the transfer impact assessment and international guidance on international transfers, though it is unclear when this may take place. In terms of international data transfers between the U.K. and the U.S., it is understood that the U.K. and the U.S. are negotiating an adequacy agreement.
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

On April 13, 2022, Engaged Capital Flagship Master Fund, LP, together with certain affiliates (collectively “Engaged”), filed a preliminary proxy statement seeking to solicit proxies in favor of the election of two director candidates to our board of directors at our 2022 annual meeting of stockholders ("2022 Annual Meeting"). Engaged also made public statements critical of our board of directors, management and operations. On May 16, 2022, the Company and Engaged entered into a Cooperation Agreement. The amounts of time, attention and resources that were required of our company and its board and executive leadership to address Engaged-related matters, including the potential proxy contest with Engaged and the settlement with Engaged, were substantial, and the residual impact of this diversion of the Company's resources and leadership away from operational matters on the Company's business and financial performance is uncertain.

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
Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 96,501,690 shares of common stock outstanding as of September 30, 2022, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.
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
Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 41% of our outstanding common stock, based on the number of shares outstanding as of September 30, 2022. These stockholders therefore have significant influence over management and affairs, and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of a stockholder's shares of common stock.
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
In November 2021, we entered into an asset-based credit agreement (the “ABL Credit Agreement”). The ABL Credit Agreement was amended as set forth in the First Amendment and Limited Waiver to Loan, Guaranty and Security Agreement dated August 5, 2022 (the "First Amendment"). The ABL Credit Agreement, as amended by the First Amendment, terminated pursuant to its terms on September 1, 2022.
As of November 2, 2022, we have entered into (i) a commitment letter (“PNC Commitment Letter”) with PNC Bank, N.A. (“PNC”), pursuant to which PNC has committed to provide the Company with a senior secured asset-based revolving credit facility in an initial aggregate principal amount of $50 million ("PNC Facility"), and (ii) a commitment letter ("BT Commitment Letter") with Blue Torch Capital, LP (“BT”), pursuant to which BT has committed to provide the Company with a senior secured term loan facility in an aggregate principal amount up to $55 million ("BT Facility"). Pursuant to the terms and conditions of the respective commitment letters, the proceeds of the revolving loans under the PNC Facility and the term loans under the BT Facility will be used by us to, among other things, repay the principal, accrued and unpaid interest, fees, premiums (if any) and other amounts due under the notes. The loans under the PNC Facility and the BT Facility will each be secured by the assets of the Company, subject to a split-lien intercreditor agreement, to be entered into among PNC, BT and us.
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
•a substantial portion of our cash flow from operations in the future may be required for the payment of the principal amount of our existing indebtedness when it becomes due; and
•we may elect to make cash payments upon any conversion of the convertible notes, which would reduce our cash on hand
Our ability to meet our payment obligations under our notes, as well as maintain compliance with financial covenants under the PNC Facility and the BT Facility, depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. If we are unable to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we were unable to implement one or more of these alternatives, we may be unable to meet our debt payment obligations, which could have a material adverse effect on our business, results of operations, or financial condition.
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
Global economic conditions, including impacts relating to persistent inflation and the risk of a global economic slowdown, could materially adversely affect our revenue and results of operations.
Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions; conditions in the financial markets; and changes in the overall demand for, or supply of, CPG products. A severe and/or prolonged economic downturn could adversely affect our customers' financial condition and the levels of marketing spend of our customers. While we have seen advertisers or CPGs continue to spend, and in certain cases increase spend, on promotions during economic downturns, there is no guarantee they will continue to do so in a future economic downturn, including one that may be presently taking shape due to the persistence of the COVID-19 pandemic and inflationary pressures. For example, CPGs are less likely to spend on promotions if consumers continue to buy products despite rising prices and inflation. If this consumer spending pattern continues, our business will be harmed.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.         Defaults Upon Senior Securities.
None.

Item 4.         Mine Safety Disclosures.
Not applicable.

Item 5.         Other Information.
None.

Item 6.         Exhibits.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	3/11/2016
3.2	Certificate of Designation of the Series A Junior Preferred Stock of the Registrant, dated November 12, 2021.	8-A	001-36331	3.1	11/12/2021
3.3	Certificate of Amendment of Amended and Restated Certificate of the Registrant, effective June 29, 2022.	8-K	001-36331	3.1	6/30/2022
3.4	Amended and Restated Bylaws of the Registrant, effective June 29, 2022.	10-Q	001-36331	3.4	8/9/2022
4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	2/25/2014
4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	1/31/2014
4.3	Tax Benefits Preservation Plan, dated as of November 11, 2021, by and between the Registrant and American Stock Transfer & Trust Company, LLC as rights agent.	8-A	001-36331	4.1	11/12/2021
4.4	First Amendment to Tax Benefits Preservation Plan, dated as of April 29, 2022, by and between the Registrant and American Stock Transfer & Trust Company, LLC as rights agent.	8-K	001-36331	4.2	4/29/2022
10.1†	Change of Control and Severance Agreement with Yuneeb Khan effective as of July 5, 2022.	10-Q	001-36331	10.6	8/9/2022
10.2	First Amendment and Limited Waiver to Loan, Guaranty and Security Agreement dated August 5, 2022 by and between Registrant and Bank of America, N.A., as agent for the lenders.	10-Q	001-36331	10.2	8/9/2022
10.3	Senior Secured Revolving Credit Facility by and between Registrant and PNC Bank, National Association.	8-K	001-36331	10.1	11/8/2022
10.4	Senior Secured Financing Facility by and between Registrant and Blue Torch Capital LP.	8-K	001-36331	10.2	11/8/2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quotient under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTIENT TECHNOLOGY INC.

Dated: November 9, 2022	By:	/s/ Matt Krepsik
Matt Krepsik
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2022	By:	/s/ Yuneeb Khan
Yuneeb Khan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)