Form 10-K/A
period 2022-12-31
Quotient Technology Inc.
filed 2023-04-28
CIK 1115128

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
DOCUMENTS INCORPORATED BY REFERENCE
None.
Auditor Firm PCAOB ID: 42        Auditor Name: Ernst & Young LLP        Auditor Location: San Jose, California

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) on Form 10-K/A is filed with respect to Quotient Technology Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023. This Amendment updates the Form 10-K, which omitted Part III (Items 10, 11, 12, 13 and 14) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.
Accordingly, this Amendment is being filed solely to (i) amend Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K to include the information required by such Items, (ii) delete the reference on the cover of the Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Form 10-K, and (iii) file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). No financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K; accordingly, paragraphs 3, 4 and 5 of the certifications have been omitted.
As described in the Form 8-K filed on April 21, 2023, the Board of Directors of the Company (“Board”) irrevocably committed to (i) hold the Company’s 2023 annual meeting of stockholders (the “2023 Annual Meeting”) no earlier than July 31, 2023 and (ii) publicly announce the date of the 2023 Annual Meeting no earlier than May 2, 2023. At such time as we set a date for the 2023 Annual Meeting, we intend to issue a press release, with sufficient notice to stockholders, announcing: (i) the date, time and location of the planned 2023 Annual Meeting and (ii) the new deadline for receipt of stockholder proposals to be submitted pursuant to Rule 14a-8 under the Exchange Act, as well as the new deadline for receipt of stockholder nominations for director under Rule 14a-19 of the Exchange Act, for inclusion in our proxy materials for the planned 2023 Annual Meeting (the "2023 Proxy Statement").
This Amendment makes no changes to the Form 10-K except for those to Part III and the filing of related certifications. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Form 10-K and does not otherwise reflect events occurring after the original date of the Form 10-K; accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.
Unless indicated otherwise, throughout this Amendment, references to “we,” “us,” “our,” “the Company,” or “Quotient” mean Quotient Technology Inc. and its subsidiaries.

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance
Directors
Our Board consists of ten members and is currently divided into two classes of directors, Class I and Class II, with the directors in Class II having a term that expires at the 2023 Annual Meeting and the directors in Class I having a term that expires at the 2024 annual meeting of stockholders (the “2024 Annual Meeting”). On June 29, 2022, we amended our certificate of incorporation to phase out the classified board structure so that the Board will be fully declassified by the time of the 2024 Annual Meeting. Pursuant to the amendment, the directors standing for election at the 2023 Annual Meeting will be elected for a one-year term expiring at the 2024 Annual Meeting.
Set forth in the table below is information regarding our current directors. As a result of the amendment to our certificate of incorporation, seven (7) of our current directors--Andrew Gessow, Lorraine Hariton, Matthew Krepsik, Robert McDonald, David Oppenheimer, Joseph Reece, and Michael Wargotz—have terms expiring at the 2023 Annual Meeting. Three (3) of our current directors—Kimberly Anstett, Alison Hawkins and Eric Higgs—have terms expiring at our 2024 Annual Meeting. Messrs. Reece and Wargotz were nominated by Engaged Capital, LLC and certain of its affiliates (the “Engaged Group”), a major stockholder of the Company, and appointed to the Board pursuant to the Cooperation Agreement, dated May 16, 2022, with the Engaged Group (the “Cooperation Agreement”). The Cooperation Agreement expired by its terms on March 1, 2023.
At such time as we set a date for the 2023 Annual Meeting, we will issue a press release, with sufficient notice to stockholders, announcing, among other things, the new deadline for receipt of stockholder nominations for director under Rule 14a-19. If such candidate(s) are nominated by a stockholder or stockholders within such time period, the appropriate disclosures relating to any such nominee(s) will be made in our 2023 Proxy Statement.
Except as set forth above in the second paragraph of this section, there were and are no arrangements or understandings between a director and any other person pursuant to which such director was selected as a director. The current class of each director is set forth in the table below, with each such director serving until the expiration of his or her term and until their respective successors are duly elected and qualified.

	Independent?	Class	Age	Position	Director Since	Current Term Expires
Directors
Andrew Gessow	√	II	65	Director	2013	2023
Lorraine Hariton	√	II	68	Director	2021	2023
Matthew Krepsik		II	41	Director and CEO	2022	2023
Robert McDonald	√	II	69	Director - Chair	2018	2023
David Oppenheimer	√	II	66	Director	2017	2023
Joseph Reece	√	II	61	Director	2022	2023
Michael Wargotz	√	II	64	Director	2023	2023
Kimberly Anstett	√	I	50	Director	2022	2024
Alison Hawkins	√	I	57	Director	2021	2024
Eric D. Higgs	√	I	52	Director	2022	2024
Until the election of directors at the 2023 Annual Meeting, the Board is divided into two classes of directors, Class I and Class II, with the directors in Class II having a term that expires at the 2023 Annual Meeting and the directors in Class I having a term expiring at the 2024 Annual Meeting. As of the election of directors at the 2023 Annual Meeting, the directors so elected will join those directors already serving in Class I as of the 2023 Annual Meeting to create single class of directors, denominated as Class I, having a term that expires at the 2024 Annual Meeting.

Class II Directors (Term Expiring as of the 2023)
Andrew "Jody" Gessow has served on our Board since May 2013. Mr. Gessow currently serves as a managing partner at DivCore Equity Partners, a real estate investment firm, and as senior advisor at Divco West Real Estate Services (“Divco”). From May 2007 through December 2011, Mr. Gessow was the West Coast Partner and Managing Director of One Equity Partners LLC, the private equity platform of J.P. Morgan Chase & Co. Since January 2020, Mr. Gessow has served on the board of directors of Waterfall Security Solutions, an Israeli private industrial cybersecurity company. Previously, Mr. Gessow served as a member of the board of directors of Mandiant Corporation and the TV Guide Network. Mr. Gessow holds a B.B.A. in Business Administration from Emory University and an M.B.A. from Harvard University. We have determined that Mr. Gessow is qualified to serve as a member of our Board because of his experience in both managing and evaluating companies as an executive officer, board member and investor.
Lorraine Hariton has served on our Board since January 2021. Ms. Hariton currently serves as the President and Chief Executive Officer of Catalyst, a global nonprofit supported by many of the world’s most powerful CEOs and leading companies to help build workplaces that work for women. Prior to joining Catalyst, Ms. Hariton worked independently as a consultant from 2014 until August 2018. Previously, Ms. Hariton spent 25 years in various senior-level positions in Silicon Valley, including CEO of two venture-backed start-ups, before being appointed by President Obama in 2009 as Special Representative for Commercial and Business Affairs at the U.S. Department of State. More recently, she served as SVP for Global Partnerships for the New York Academy of Sciences where she was instrumental in establishing the Global STEM Alliance. From March 2014 to February 2016, Ms. Hariton served on the board of directors of Wave Systems Corporation, a publicly traded data security company, where she was chair of the nominating and governance committee. She also served on the California Board of Accountancy; the Entrepreneurs Foundation, and the Stanford Clayman Institute for Gender Research, amongst others. Ms. Hariton earned a M.B.A. from Harvard University, and a B.S. from Stanford University. We have determined that Ms. Hariton is qualified to serve as a member of our Board because of her experience in the technology industry, her executive management experience, her public company experience, and her diversity, equity and inclusion ("DEI") expertise.
Matthew Krepsik has served as CEO of the Company since May 2022 and as a member of our Board since June 2022. Mr. Krepsik previously served as our Chief Technology Officer from June 2021 through May 2022, leading the Company’s strategy and insights team as well as its engineering, product management, business development and media strategy functions. Mr. Krepsik was also responsible for the information technology ("IT") function for the Company. Prior to his promotion to Chief Technology Officer, Mr. Krepsik served as our Chief Analytics Officer from April 2021 through June 2021, having joined the Company in April 2021. Prior to joining Quotient, Mr. Krepsik served for 15 years in various managerial roles at Nielsen, a publicly traded company, most recently as Senior Vice President and General Manager of Outcomes Products (2019-2021), in which he led Nielsen's development and deployment of attribution, media planning and activation products. Mr. Krepsik's other positions at Nielsen included Global Head of Analytics Products (2016-2019), Executive Director of Analytics Asia-Pacific, Middle East and Africa (2012-2016), and Vice President, Analytics North America (2006-2012). He also had an integral role in Nielsen’s strategic review process, which culminated in the sale of its NielsenIQ business to Advent International for $2.7 billion. Mr. Krepsik’s academic career includes coursework at the London School of Economics as well as Bachelors and Master’s degrees in Economics from Marshall University and Miami University, respectively. We have determined that Mr. Krepsik is qualified to serve as a member of our Board due not only to his status as CEO but also his deep digital industry experience as well as his institutional knowledge and operational experience acquired from leading the Company’s strategy and insights team as well as its engineering, product management, business development and media strategy functions.
Robert McDonald has served on our Board since November 2018 and as Chairman of our Board since March 2022. Mr. McDonald has served through his career on boards of various companies and organizations, private and public, non-profit and for-profit. Mr. McDonald served as the U.S. Secretary of Veterans Affairs from July 2014 until January 2017. Mr. McDonald was Chairman and Chief Executive Officer of Procter & Gamble Company, a publicly traded company, from January 2010 until June 2013. Mr. McDonald joined Procter & Gamble in 1980 and served in various positions for that company. He was named Procter & Gamble’s Vice Chairman, Global Operations in 2004; Chief Operating Officer in 2007; President and Chief Executive Officer in 2009; and Chairman of the Board in 2010. Mr. McDonald has served on the board of directors of Audia Group since 2017, a private international plastics producer company, and has served as chairman of the West Point Association of Graduates, a private non-

profit organization, since January 2022. From 2005 to July 2014, Mr. McDonald served on the board of directors of Xerox Corporation, a provider of document management solutions, and from January 2014 to July 2014 Mr. McDonald served on the board of directors of United States Steel Corporation, an integrated steel producer, both of which are public companies. Mr. McDonald served on the board of directors of Partnership for Public Service from 2017 to 2021, served on the board of directors of Institute for Veterans and Military Families from 2018 to 2021, and served on the board of directors as Chairman of RallyPoint Networks from 2017 to 2022. Mr. McDonald graduated from the United States Military Academy at West Point in 1975. He earned his M.B.A. from the University of Utah in 1978. We have determined that Mr. McDonald is qualified to serve as a member of our Board because of his deep industry experience and knowledge of operational matters. Additionally, his extensive experience as a public company executive and director allows him to provide valuable knowledge and guidance to the Board and to enable him to lead effectively in his capacity as Chairman of the Board.
David Oppenheimer has served on our Board since July 2017. Mr. Oppenheimer is currently a President of Oppenheimer Advisors and General Partner of Verissimo Ventures. Mr. Oppenheimer served as the Chief Financial Officer at Udemy, Inc., a public company that is a global marketplace for learning and teaching online, from July 2018 through February 2019. Previously Mr. Oppenheimer was Chief Financial Officer at Planet Labs Inc., a public space and analytics company, having served in that role from October 2015 through August 2018. From April 2013 through February 2015, Mr. Oppenheimer served as Chief Financial Officer at Ebates Inc. (acquired by Rakuten, Inc.), an e-commerce company. Since April 2020, Mr. Oppenheimer has served on the board of directors of Lumus Ltd, an Israeli private augmented reality technology company. Additionally, Mr. Oppenheimer served on the board of directors and audit committee of HotChalk, Inc., a Delaware private education software company, from May 2015 until December 2020, and The Olympic Club, a private company, from January 2018 until December 2020. Mr. Oppenheimer holds a B.S. in Mechanical Engineering from the State University of New York at Buffalo and an M.B.A. from the University of California, Berkeley. We have determined that Mr. Oppenheimer is qualified to serve as a member of our Board because of his experience serving on audit committees and expertise in financial accounting at technology companies.
Joseph ("Joe") Reece has served on our Board since May 2022. Mr. Reece has been the co-managing partner of SilverBox Capital, LLC, and its predecessors since 2015. He previously served as the executive vice chair of UBS Group and head of UBS Securities LLC’s Investment Bank for the Americas from 2017 to 2018. Prior to these roles, he was at Credit Suisse from 1997 to 2015, in roles of increasing responsibility, including serving as global head of Equity Capital Markets and co-head of Credit Risk. His prior experience includes serving as an attorney for 10 years, including at the law firm Skadden, Arps, Slate, Meagher & Flom, LLP and at the Securities and Exchange Commission where he ultimately served as Special Counsel to the Division of Corporation Finance. He is currently a member of the board of directors of NCR Corporation where he serves as Lead Independent Director and Compass Minerals where he serves as Chairman of the Board, both of which are public companies. Joe has previously served as a member of the board of directors of SilverBox Engaged Merger Corp. I, including as the executive chair, Atlas Technical Consultants, Inc. and its predecessor company, Boxwood Merger Corp., where he served as lead independent director, Del Frisco's Restaurant Group, Inc., RumbleOn, Inc., CST Brands, Inc., LSB Industries, Inc., and UBS Securities LLC. Mr. Reece earned his B.S., M.B.A. and J.D. from the University of Akron and his LL.M from the Georgetown University Law Center. We have determined that Mr. Reece is qualified to serve as a member of our Board because of his expertise in finance and investment and his extensive experience as a public company director.
Michael Wargotz has served on our Board since February 2023. Mr. Wargotz currently serves as a member of the board of directors of Travel + Leisure Co., a publicly traded membership and leisure travel company. From 2011 to 2017, Mr. Wargotz served as Chairman of Axcess Ventures, an affiliate of Axcess Worldwide, a brand experience marketing development agency. From 2010 to 2011, he co-founded and served as Chief Financial Officer of The Milestone Aviation Group, a global aviation leasing company, from 2010 to 2011. Mr. Wargotz served as the Co-Chairman of Axcess Luxury and Lifestyle from August 2009 to July 2010. From 2006 to 2009, he served as the Chief Financial Advisor of NetJets, Inc., a leading provider of private aviation services from 2006 to 2009 and Vice President of NetJets from 2004 to 2006. Mr. Wargotz co-founded and was a partner in Axcess Worldwide from 2001 to 2004. From January 1998 to December 1999, Mr. Wargotz served in various leadership positions at Cendant Corporation, including President and Chief Executive Officer of its Lifestyle Division, Executive Vice President and Chief Financial Officer of its Alliance Marketing Segment, and Senior Vice President, Business Development. Prior to 1998, Mr. Wargotz served in various finance and accounting positions at HFS Incorporated,

PaineWebber & Co, America Express and Price Waterhouse. Mr. Wargotz received a B.A. in Accounting from Rutgers University and an M.B.A. from New York University. We have determined that Mr. Wargotz is qualified to serve as a member of our Board because of his substantial leadership, business development, branding and governance experience, as well as significant finance-related skills and expertise including audit oversight, financial reporting and compliance gained from over 30 years of relevant experience.
Class I Directors (Term Expiring as of the 2024 Annual Meeting)
Kimberly Anstett has served on our Board since June 2022. Ms. Anstett is an accomplished technology executive with more than 25 years of experience scaling businesses through strategy execution and transformation. Since September 2022, Ms. Anstett has served as Chief Information Officer of Trellix, a global cybersecurity company. Prior to joining Trellix, Ms. Anstett served as the Executive Vice President and Chief Technology Officer of Iron Mountain Inc., a publicly traded company that is an enterprise information management services company, from May 2019 to August 2022, where she led its product engineering and enterprise technology digital transformation. Prior to joining Iron Mountain, from May 2014 to April 2019, Ms. Anstett served as the Chief Information Officer for Nielsen, a publicly traded company that is a world renowned marketing and consumer intelligence enterprise that provides critical research, data and strategic insights about consumer behavior. At Nielsen, she led cyber security programs focused on securing end-to-end business operations and protecting enterprise and customer data. She also designed and led strategic partnership programs with many of the largest global partners at Nielsen. Ms. Anstett received a B.S. in Science, Electrical Engineering from Tufts University. We have determined that Ms. Anstett is qualified to serve as a member of our Board because of her leadership in the technology sector, experience leading cyber security programs and extensive experience with M&A transactions and post-acquisition integrations.
Alison Hawkins has served on our Board since July 2021. Ms. Hawkins currently serves as a Senior Advisor at Artemis Real Estate Partners ("Artemis"), a women-owned real estate private equity firm where she served as Managing Principal from 2015 to 2021. Ms. Hawkins was initially hired to lead the firm's capital raise strategy shortly after Artemis' founding in 2009 and remained in that role until 2013. From 2013 to 2015, Ms. Hawkins was employed by CBRE Global Investors, where as a managing director she held a senior capital-raising and strategic product development role for one of the largest global real estate firms. From 2004 to 2010, Ms. Hawkins served initially as an associate and later as director at Eastdil Secured, a national real estate investment bank, where she advised clients on investment sales and capital markets strategies. From 1999-2000, Ms. Hawkins was general counsel of Kibu, Inc., a venture-backed internet marketing company, and from 1990-1999 Ms. Hawkins served initially as an associate attorney and later as a partner with Milberg Weiss Bershad Hynes & Lerach LLP, a class action litigation firm. A graduate of Occidental College (A.B.), American University (J.D.), and the Wharton School (M.B.A.). Ms. Hawkins holds the Chartered Alternative Investments Analyst designation and is a member of the State Bar of California. She is a member of the Occidental College Board of Trustees, where she serves on the board’s audit and investment committees, and has served as Treasurer of Inspired Educ8ion, since June 2022. We have determined that Ms. Hawkins is qualified to serve on the Board because of her executive experience, her financial skills relating to company operations, investment evaluation and capital raising, her legal practice and risk management experience, and her DEI oversight experience.
Eric D. Higgs has served on our Board since March 2022. Mr. Higgs has more than two decades of leadership experience overseeing marketing strategy development and product execution in the consumer goods and retail industry. Since June 2020, Mr. Higgs has served as the Chief Executive Officer of the Boys & Girls Clubs of Middle Tennessee, where he leads the organization’s strategic direction, oversight of organizational operations, financials, programming, brand reputation and talent recruitment. Prior to his role at the Boys & Girls Clubs of Middle Tennessee, Mr. Higgs served in a number of roles with increasing responsibility at Bridgestone Americas from May 2016 to March 2020. He served as Senior Vice President, Marketing Operations (April 2020 to May 2020), where he was responsible for helping shape the future of Bridgestone Americas’ tire and solutions business and creating synergies between the marketing and sales organizations. Prior to this, he served as President of Bridgestone Americas’ Commercial Truck and Retread business (September 2018 to March 2020). Prior to joining Bridgestone, he spent approximately four years at Kimberly Clark from 2012 to 2016, during which he drove sales growth in two of its key businesses. Mr. Higgs also spent over 18 years at Procter & Gamble, a public company, from 1994 to 2012 leading marketing efforts and product launches for a number of business lines. Mr. Higgs holds a B.S. in Chemical Engineering from the University of Illinois and an M.B.A. from the Fuqua School of Business at

Duke University. We have determined that Mr. Higgs is qualified to serve as a member of our Board because he brings decades of leadership experience in the consumer goods and retail industry, his successful track record of building and growing brands through traditional and digital outlets and in driving improved sales and profitability, and his extensive sales and marketing knowledge as bringing value to the Company’s efforts to enhance its product portfolio and business operation.
Executive Officers
The following table identifies certain information, as of April 28, 2023, about our executive officers. Officers are appointed or elected by the Board to hold office until their successors are elected and qualified. There are no family relationships among any of our directors or executive officers. There are no arrangements or understandings between an executive officer and any other person pursuant to which such executive officer was or is to be selected as an officer.

Name	Age	Position(s) with Quotient
Matthew Krepsik	41	Chief Executive Officer and Board Member

Yuneeb Khan	47	Chief Financial Officer, Principal Accounting Officer and Treasurer, and Chief Operating Officer

Connie Chen	56	General Counsel, Compliance Officer and Secretary
Matthew Krepsik has served as CEO of the Company since May 2022, and has served as a member of our Board since June 2022. For information on the business background of Mr. Krepsik, see "Class II Directors (Term Expiring at the 2023 Annual Meeting”) above.
Yuneeb Khan has served as our Chief Financial Officer, Principal Accounting Officer and Treasurer since July 2022, and has simultaneously served as our Chief Operating Officer since February 2023. Prior to joining Quotient, Mr. Khan served from 2020 to 2021 as the Global President of NielsenIQ's Consumer Insights business, a leading marketing and consumer research enterprise operating in more than 80 countries. Mr. Khan is a seasoned executive with over 25 years of global finance and business leadership experience with world-renowned companies operating in a diversified set of industries. This includes 12 years (2010-2022) with the Nielsen Holdings plc ("Nielsen") organization, a global leader in audience measurement, data and analytics, during which Mr. Khan served in several high impact roles including Chief Financial Officer of Nielsen Global Connect (the predecessor of NielsenIQ) from 2019 to 2020 and Chief Financial Officer of Nielsen Global Operations and Technology from 2014 to 2019. Prior to joining Nielsen, Mr. Khan worked in several finance and operational positions with General Electric Company ("GE"), Saudi Basic Industries Corporation ("SABIC"), United Technologies Corporation, Kinnevik AB, Bristol Meyers Squib Company and PricewaterhouseCoopers. Throughout his career, Mr. Khan has built and led global teams, driven global transformation, and played a pivotal role in several large M&A transactions including the $11.6 billion sale of GE's Plastics division to SABIC in 2007 and the $2.7 billion sale of Nielsen Global Connect to the private equity firm Advent International in 2021. Mr. Khan is a Chartered Accountant with the Institute of Chartered Accountants of Pakistan (1999), and is a graduate of the Advanced Management Program (2021) of Harvard Business School.
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

Changes to Stockholder Director Nominations for the 2023 Annual Meeting
As described in the Form 8-K filed on April 21, 2023, the Board irrevocably committed to (i) hold the Company’s 2023 Annual Meeting no earlier than July 31, 2023 and (ii) publicly announce the date of the 2023 Annual Meeting no earlier than May 2, 2023. At such time as we set a date for the 2023 Annual Meeting, we will issue a press release, with sufficient notice to stockholders, announcing, among other things, the new deadline for receipt of stockholder nominations for director under Rule 14a-19 of the Exchange Act.
Audit Committee and Financial Experts
The Board's Audit Committee currently consists of Messrs. Oppenheimer, Higgs, and Wargotz, and Ms. Hawkins, with Mr. Oppenheimer serving as our Audit Committee chairperson. Mr. Higgs joined the Audit Committee on March 23, 2022, and Mr. Wargotz joined the Audit Committee on February 22, 2023. Our Board has determined that all of the members of the Audit Committee possess the level of financial literacy and sophistication required under the listing standards of the NYSE, and that each of Messrs. Oppenheimer and Wargotz is an audit committee financial expert as defined by SEC rules. Our Board has also determined that each of Mr. Oppenheimer, Ms. Hawkins, Mr. Higgs and Mr. Wargotz satisfies the independence requirements of Audit Committee members under the applicable rules and regulations of the SEC and the listing standards of the NYSE.
Code of Ethics
Our Board has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Operating Officer and Financial Officer, and other executive and senior financial officers. The full text of our code of business conduct and ethics is posted on the investor relations page on our website which is located at http://investor.quotient.com. We will post any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website.
Delinquent Section 16(a) Reports
Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. To our knowledge, based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers that no other reports were required to be filed during our fiscal year ended December 31, 2022 (“Fiscal 2022”), we believe that for Fiscal 2022, all required reports were filed on a timely basis under Section 16(a) of the Exchange Act.

Item 11.     Executive Compensation
Executive Compensation
The following discusses the compensation for our Named Executive Officers ("NEOs") for 2022, who were as follows:

NEO	Title
Matthew Krepsik(1)	Chief Executive Officer and Member of the Board of Directors
Yuneeb Khan(2)	Chief Financial Officer, Principal Accounting Officer and Treasurer
Connie Chen	General Counsel, Compliance Officer and Secretary
Steven Boal(3)	Former Chief Executive Officer
Scott Raskin(4)	President
Pamela Strayer(5)	Former Chief Financial Officer and Treasurer
John Kellerman(6)	Former VP of Accounting, Former Interim Chief Financial Officer
(1)Mr. Krepsik assumed the role of Chief Executive Officer of Quotient effective as of May 24, 2022.
(2)Mr. Khan assumed the role of Chief Financial Officer and Treasurer of Quotient effective as of July 5, 2022. Mr. Khan also assumed the role of Chief Operating Officer as of February 22, 2023.
(3)Mr. Boal retired from his role as Chief Executive Officer of Quotient effective as of May 20, 2022. Mr. Boal continued to serve as an employee and member of the Board until June 29, 2022 by agreement between Mr. Boal and Quotient.
(4)Mr. Raskin agreed to step down as President of Quotient effective as of March 31, 2023.
(5)Ms. Strayer resigned as Chief Financial Officer and Treasurer of Quotient effective as of April 5, 2022.
(6)Mr. Kellerman served as Interim Chief Financial Officer of Quotient from April 5, 2022 until July 5, 2022. His employment with Quotient ceased effective as of November 11, 2022.

Business Overview
Business Description
Quotient is an industry leading promotions and media technology company that delivers targeted digital promotions and media for advertisers and retailers to reach consumers and drive action. Using our platforms and suite of omnichannel solutions, advertisers can plan, target, deliver and measure performance marketing to impact sales.
Our customers consist primarily of consumer-packaged goods (“CPG”) companies and their brand marketers (together referred to as “advertisers”) who want to drive sales and positive brand engagement with shoppers. Our digital marketing platform is designed to produce returns on marketing investment for advertisers by utilizing consumer behavior, intent data and point of sale ("POS") data to deliver the right marketing message and call to action to the right consumer at the right time, through multiple touchpoints while consumers are engaged online, out of home and in-store.
Quotient partners with leading advertisers, publishers and retailers, including Clorox, Procter & Gamble, Unilever, CVS, Dollar General, Ahold Delhaize USA, Amazon and Microsoft.
Business Performance
2022 was a year of transformation for Quotient. Despite challenges caused by macroeconomic trends, we continued to execute on our financial and operational priorities, and as a result we entered 2023 with, in our view, a more stable and durable foundation that puts Quotient in a position to deliver profitable growth in the coming years.
Some of our financial and strategic highlights from 2022 include:
•We generated annual revenues of $288.8 million and Adjusted EBITDA of $14.9 million in 2022. Our business was impacted by supply chain issues in 2022 that led CPGs to continue to pull back on marketing investment, as well as by continued macro-economic challenges impacting advertising spending across the industry.
•Our continued shift in focus from being a full service agency to being a technology platform provider, which enabled us to optimize our cost base and establish what we believe is a healthy EBITDA profile. To achieve this, we took actions that included simplifying our technology, better integrating acquisitions, and conducting responsible workforce reductions.
•We improved our capital structure by repaying our $200 million convertible notes in full in December 2022, replacing it with what we believe to be a robust capital structure consisting of a 4 year, $55 million term loan, a $50 million asset based revolving credit facility, and an optimized cash balance.
•Our promotions network remained a priority in 2022 and, through the addition of new partners and endpoints, we were able to grow its reach and scale by 7%, as represented by activations of promotions. The network delivered a total of $11.2 billion of savings to consumers throughout 2022, representing a 10% increase year over year, due to this increased reach and the power of our programmatic platform.
•We launched Shopmium, our formerly solely EU-focused consumer app, in the U.S. market as an important extension of our promotions business that allows Quotient to establish a first-party data relationship with shoppers and that provides incremental reach for our network.
•We have evolved our retailer strategy with the aim of addressing challenges facing brands and retailers due to the significant transformation and increasing fragmentation occurring in the retail media ecosystem. In December 2022 we launched our Retail Ad Network, which aggregates individual retail media networks to enable advertisers to target, manage, execute and measure off-site campaigns across multiple retailers through one central, transparent platform.
Below is a summary of our financial performance for Fiscal 2022, in comparison to previous fiscal years:

Compensation Overview
Annual Meeting Results
As part of its compensation review process, the Compensation Committee of the Board ("Compensation Committee") considers whether Quotient’s executive compensation program is aligned with the interests of our stockholders. In its review of Quotient’s executive compensation program, the Compensation Committee has carefully considered the approval by approximately 49% of the votes cast for Quotient’s say-on-pay vote at our 2022 annual meeting of stockholders, as compared to strong approval for the prior year’s say-on-pay proposal with approximately 96% of votes cast in support of Quotient’s executive compensation program.
In response to this disappointingly low say-on-pay approval at the 2022 annual meeting, we performed a comprehensive review of each of our compensation programs. We also reached out to our top 25 stockholders (representing approximately 77% of our outstanding shares) in order to specifically solicit stockholder feedback regarding Quotient’s executive compensation program, among other items. Twenty percent of these stockholders accepted our invitation to provide feedback. Robert McDonald, an independent director and Chairman of the Board, along with our Chief People Officer, our General Counsel and our Investor Relations representative, participated in meetings with each of these stockholders. During these meetings, these investors provided several key pieces of feedback regarding the existing executive compensation program:
•Quotient should not reprice stock options without stockholder approval;
•The executive compensation program should place a strong emphasis on performance-based compensation;
•The peer group should be reset to reflect the Company's current profile for market capitalizing and revenue;
•Performance metrics under Quotient’s executive compensation programs should be designed to preclude undesirable incentives, such as incentives to take excessive risks;
•Performance conditions and other criteria for receipt of compensation should not be modified or waived in a way that benefits executives (i.e., no “moving the goal posts”); and
•Mr. Boal’s severance package was above and beyond an appropriate level, for example the severance contemplated in his Change of Control agreement.
As a result of this shareholder feedback, the Compensation Committee made a number of prospective changes to its executive compensation program to address stockholder feedback and to better align the go-forward policies with the interests of Quotient’s stockholders, including:
•Recommending, for Board and stockholder approval, the adoption of a new equity incentive plan that is better aligned with stockholder interests and market practices, including:
•Preserving, but not increasing, the number of shares currently available under the Company's 2013 Equity Incentive Plan (the "2013 Plan");
•Prohibiting the repricing of options and stock appreciation rights without stockholder approval; and
•Eliminating the annual increase in the shares available under the plan (the annual evergreen).
•Adjusting the criteria used to identify Quotient’s peer group for making executive compensation decisions for 2023 in order to better reflect Quotient’s current profile;
•Appointing a new chairperson of the Compensation Committee, Mr. Reece, effective as of February 22, 2023;
•Focusing performance-based long-term incentives on healthy revenue growth and profitability, with managed upside payouts;
•Focusing annual cash incentives under the Company's Annual Incentive Plan ("AIP", as defined below in the "Compensation Elements" section of this Form 10-K/A) on both profitability and revenue, with managed upside payouts, and introducing a minimum gross profit threshold condition to the attainment of the GAAP revenue goal in order to preclude the creation of undesirable incentives; and
•Targeting base compensation levels around the 50th percentile among the company's peer group for the Company's key executives, with the exception of Mr. Khan, for whom the Committee has determined a higher level is appropriate due to his critical role in the Company's future growth.
Philosophy
The overall objective of our executive compensation programs is to pay our executive officers competitively and equitably in a way that aligns our business and financial goals, and ties back to overall Company and individual performance. The primary objectives of our executive compensation programs for our NEOs are:

Pay-for-Performance	A significant portion of pay for executive officers is at-risk and performance-based with metrics that align total compensation with the Company’s sustainable growth strategy and values, annual financial objectives, and performance of our stock price. At-risk compensation includes short-term cash incentives and long-term performance-based equity incentives.
Alignment with Stockholders	Our compensation programs align executive officers’ interests with those of our stockholders, by providing equity-based forms of compensation and tying pay to Company and stock performance. We maintain stock ownership guidelines for all executive officers, and we remain committed to a culture of shared success through long-term equity awards. In response to stockholder feedback, we continued to award a portion of the 2022 equity grant in the form of performance-based RSUs with stringent vesting conditions. We believe the stock price vesting metrics are in alignment with stockholder interest.
Competitive Appeal	Our compensation programs are designed to attract, reward, and retain talented and highly qualified executive officers whose abilities and alignment to our values are critical to our success. We use market-based pay information to align each executive officer’s compensation to their position, responsibilities, and impact.
Drive Sustainable Growth	We use our compensation programs to invest in and reward talent with the greatest potential to drive the long-term growth of our Company, while holding employees accountable to the Company’s strategy and values.
Strong Governance Practices

We Do	We Don't
✓ Review compensation programs annually with the Compensation Committee	✗ Provide single trigger change of control severance benefits
✓ Maintain robust stock ownership guidelines for all NEOs	✗ Permit hedging or pledging of equity securities
✓ Emphasize long-term equity in NEO pay mix	✗ Provide perquisites
✓ Rely on the advice of an independent compensation consultant reporting directly to the Compensation Committee	✗ Provide tax gross-up payments
✓ Ensure a significant portion of executive pay is "at-risk" and/or variable, dependent on company and/or stock price performance
✗    On a go-forward basis, intend to allow repricing without stockholder approval (if and upon obtaining approval of a new equity incentive plan that we intend to submit for approval at the 2023 Annual Meeting)

✓ Use a market comparison of executive compensation against a relevant peer group
✗    On a go-forward basis, intend to provide for automatic annual increases in the shares available under our equity incentive plan (if and upon obtaining approval of a new equity incentive plan that we intend to submit for approval at the 2023 Annual Meeting)

Compensation Elements
Our compensation program consists of base salary, annual incentives and long-term incentives. Each year the Compensation Committee reviews, for each NEO, the target opportunity value of each of these three elements. We refer to the aggregate of the target opportunity value of each element as Total Direct Compensation (“TDC”). The Compensation Committee considers market practices, the criticality of the NEO's role to the business, and retention objectives as well as other factors such as company and individual performance to determine the appropriate TDC for each NEO and the mix of each element in the total. Each element is described in the table below.

Element	Purpose	Characteristics
Base Salary	Attract and retain talent	•Fixed: 100% cash •Size reflects role responsibility, experience and individual performance, criticality to our success, and market benchmarking against our peer group
Short-Term Incentive (Annual Incentive Plan ("AIP"))	Motivate and reward accomplishment of short-term business goals
•Variable: 100% cash
•AIP target payout opportunity reflects market practice expressed as % of base salary
•Payouts are fully formulaic
•In 2022, the primary metric under the 2022 AIP was Reported Adjusted EBITDA (in order to strongly incentivize performance on this metric)

Long-Term Incentive (Long-Term Incentive ("LTI"))	Motivate and reward sustainable long-term performance Align delivered pay to returns experienced by stockholders Attract and retain talent
•Variable: 100% equity
•LTI opportunity is sized based on market practices, which includes benchmarking against our peer group, role responsibility, retention objectives, and individual performance
•In 2022, annual LTI awards were denominated 50% in time-based RSUs and 50% in performance-based RSUs based on market best practices and aligned with stockholder interest, emphasize performance-based component of compensation, align with governance best practices, and market trends
•2022 performance-based RSUs were subject to satisfaction of challenging Company stock price hurdles.

A significant proportion of each NEO's target TDC is variable and at-risk due to its dependence on the achievement of preset, objective and quantitative performance goals in the AIP and long-term incentive awards based on the Company performance, as shown in the charts below.
The charts below reflect the mixture of Base Salary, AIP Target Opportunities, and LTI Opportunities for Messrs. Krepsik and Boal and for each of the other NEOs, other than Mr. Kellerman.

CEO
Base Salary
11%
Short-Term Incenti...
11%
Long-Term
Incentive
78%

Other Named Executive Officers

Base Salary
14%
Short-Term Incentive
11%
Long-Term
Incentive
76%

(1)Compensation Pay Mix is representative of 2022 total target compensation. Total target compensation for Mr. Boal is reflective of his pay prior to his stepping down as CEO on May 20, 2022, and total target compensation for Mr. Krepsik is reflective of his pay after his May 24, 2022 promotion to CEO.

How Pay Decisions Are Made
Role of the Compensation Committee
The Compensation Committee regularly reviews the philosophy and goals of our executive compensation programs to ensure they align with company objectives and strategy. Typically, our CEO makes compensation recommendations for NEOs and other members of the executive leadership team for approval by the Compensation Committee. The CEO does not participate in recommendations or discussions relating to his own compensation.
At the beginning of 2022, our then-current CEO made compensation recommendations for then-current NEOs other than the CEO, including Messrs. Krepsik and Raskin as well as Mses. Strayer and Chen, for consideration and approval by the Compensation Committee in Q1 of 2022, and also made recommendations to the Board regarding compensation to be provided to Mr. Khan and Mr. Kellerman in connection with their commencement of service as Chief Financial Officer and interim Chief Financial Officer, respectively.
The Compensation Committee, with the assistance of an independent consultant, considers multiple factors including market data from a defined peer group, broader survey data reflecting companies of a similar profile, company and individual performance, stockholder feedback, and the judgment of its experienced members on what is in the best interests of the Company in making recommendations on CEO pay for approval by the Board.
The Compensation Committee follows a robust annual cycle to plan and review philosophy, goals, and execution of our executive compensation programs to ensure they align with company objectives and strategy. Highlights from our annual schedule are outlined in the below table.

Timing	Focus Areas
Q1
•Evaluated business performance and financial metrics for the prior fiscal year under the Annual Incentive Plan (AIP)
•Discussed individual contributions, performance, and future potential of NEOs to determine compensation adjustments and overall pay mix targets
•Finalized updated 2022 Long-Term Incentive Program ("LTI Program") design for NEOs
•Aligned on performance measures, targets, and plan design for the 2022 AIP and any performance-based equity metrics

Q2
•Approved new compensation structure for Mr. Krepsik in connection with his promotion to CEO
•Approved retention packages for Mr. Raskin and Ms. Chen
•Approved adjustments to Quotient's non-employee director compensation program

Q3	•Reviewed and discussed usage of equity incentive compensation for non-NEOs and monitored ongoing dilution •Discussed plans for putting forward a new equity plan in 2023 and beyond
Q4
•Reviewed annual meeting results including results of "say-on-pay" advisory vote from stockholders
•Engaged in outreach to shareholders to seek their input on our executive compensation practices
•Discussed modifications to the Company's compensation program in response to shareholder feedback
•Approved Company peer group to be used for the 2023 executive compensation decisions
•Discussed progress against equity budget, equity strategy and approach for 2023 and beyond

Role of the Independent Compensation Committee Consultant
The Compensation Committee retained Aon plc ("Aon" or the "Compensation Consultant") as an independent consultant reporting directly to the Compensation Committee, to assist in providing market data, analysis and advice on executive and director compensation, and related governance matters. Aon and its affiliates did not provide any services to Quotient in 2022 other than executive and director compensation consulting for the Compensation Committee.

The Compensation Committee determined that Aon satisfied the independence factors specified in the NYSE listing rules. The Committee also determined that the work performed by Aon in 2022 did not raise any conflict of interest.
Peer Group
When evaluating executive compensation, the Compensation Committee reviews the pay practices and pay levels in a comparative group of companies of similar size and business sector to Quotient. We review the peer group annually for relevance and alignment with best practices and investor preferences. The peer group and the compensation assessment is just one input into the Company’s policy setting and pay decisions that is considered by the Compensation Committee. The selection criteria for inclusion in the 2022 peer group are summarized in the table below.

Element	Description	Criteria
Industry/Sector	The markets in which the Company competes for product success and talent.
Public US-based software-as-a-service companies, marketing services companies, and interactive media & services companies.

If possible, companies with corporate headquarters in key technology hub locations.

Revenue	Trailing Twelve Month ("TTM") revenue is within a range that is comparable to Quotient’s revenue.	Generally between 0.5x to 3.7x ($300M to $2.0B) of Quotient revenue.
Market Capitalization	Market capitalization is within a range that is comparable to Quotient’s market capitalization.	Generally between 0.5x to 4.0x ($500M to $4.1B) of Quotient market capitalization.
Other qualitative factors that were considered in selecting the relevant peer group include organizational complexity, time since an initial public offering, location of senior leaders and/or other key roles, and overall headcount. The peer group data analysis includes target base salary, annual incentive and long-term award values for similarly situated executives at the 25th, 50th, and 75th percentiles. In selecting the peer companies, the Compensation Committee tries to place the Company at or near the median or 50th percentile for revenue as a proxy for business scale given market volatility in valuations. At the time that the peer group was approved, the Company was at the 48th percentile for revenue.
The peer group data may also be supplemented with other relevant market data supplied by the Compensation Consultant that reflect companies of a similar profile as the peer group from broader survey data. This data is used, in addition to the peer group data, to ensure a relevant sample for informing pay decisions. The Compensation Committee looks at the peer group as part of its annual review and will continue to adjust the peers as appropriate.
In the third quarter of 2021, the Compensation Committee approved the peer group to be used to examine executive pay levels, pay mix and pay policies in connection with setting the go-forward program for the NEOs in 2022. After considering the recommendations of the Compensation Consultant, the Compensation Committee ultimately decided to retain the same peer group used in 2021 for 2022 compensation decisions.
The peer group companies for 2022 pay decisions are listed below.

2U, Inc.	LivePerson, Inc.	Stamps.com Inc.
8x8, Inc.	QAD Inc.	TripAdvisor, Inc.
Benefitfocus, Inc.	QuinStreet, Inc.	TrueCar, Inc.
Box, Inc.	Rapid7, Inc.	Workiva Inc.
Cloudera, Inc.	Shutterstock, Inc.	Yelp Inc.
Cornerstone OnDemand, Inc.	SPS Commerce, Inc.	Zuora, Inc.
As described below under "Revisions to Peer Group for Pay Decisions in 2023", the Compensation Committee approved the use of a modified peer group for 2023 compensation decisions based upon feedback from the Compensation Consultant and from our stockholders.
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
During the annual compensation review process, the Compensation Committee approved no change in base salary for any of Messrs. Krepsik, Raskin or Boal, or Mses. Chen or Strayer.
Later in the year, in connection with Mr. Krepsik’s appointment to the position of Chief Executive Officer, the Compensation Committee approved an increase in his base salary to $500,000 in order to reflect this increase in responsibilities, effective as of his assumption of that role. In addition, in connection with Mr. Khan’s commencement of employment as Chief Financial Officer of Quotient in July 2022, the Compensation Committee approved a base salary of $460,000, based upon the Committee’s review of market data, internal comparables, competitive assessment of the role, candidate experience, and recommendations from the Compensation Consultant.

Named Executive Officer	Base Salary as of December 31, 2021	Base Salary as of December 31, 2022(2)	% Change
Matthew Krepsik	$375,000	$500,000	33%
Scott Raskin	$465,000	$465,000	—%
Yuneeb Khan	$—	$460,000	—%
Connie Chen	$380,000	$380,000	—%
Steven Boal	$500,000	$500,000	—%
Pamela Strayer	$450,000	$450,000	—%
John Kellerman (1)	$316,200	$338,000	7%
(1)Mr. Kellerman received a merit increase in base salary from $316,200 to $338,000 effective on April 1, 2022 in conjunction with his Chief Accounting Officer role. He received no base pay compensation change for his interim Chief Financial Officer role.
(2)Messrs. Boal and Kellerman, and Ms. Strayer's base salary is as of the last date of their employment with the Company.
Annual Incentive Plan
We provide a cash-based incentive plan, or AIP, that is directly tied to achievement of financial goals that are predefined, objective, and considered to be stretch goals at the time of approval. The cash-based incentive plan is based on our annual performance and is designed to motivate and reward our NEOs and other AIP-eligible employees for achieving short-term performance objectives. We believe this program supports our “pay-for-performance” culture. In designing the 2022 AIP, the Compensation Committee approved certain modifications from the 2021 AIP in order to enhance and strengthen the focus on adjusted EBITDA, while also incentivizing Company growth through a secondary revenue metric (see a more detailed description of the use of these metrics under the 2022 AIP below).
Setting Target Payout Opportunities Under the 2022 AIP
Target payout opportunities under the 2022 AIP were expressed as a percentage of the NEO’s annual base salary. During the annual compensation review process in the first quarter of 2022, the Compensation Committee approved no change in target payout opportunities for any of Mr. Krepsik, Mr. Raskin, Ms. Chen, Ms. Strayer or Mr. Boal, as compared to the 2021 AIP target payout opportunities.
In May 2022, in connection with Mr. Krepsik’s appointment as Chief Executive Officer, the Compensation Committee approved an increase in his target payout opportunity under the 2022 AIP from 75% to 100% of annual base salary in order to reflect this increase in responsibilities, effective as of his assumption of that role. In addition, in connection with Mr. Khan’s commencement of employment as Chief Financial Officer of Quotient in July 2022, the Compensation Committee approved a target payout opportunity under the 2022 AIP equal to 75% of annual base salary, based upon the Committee’s review of market data, internal comparables, competitive assessment of the role, candidate experience, and recommendation from the Compensation Consultant.
2022 AIP Pay for Performance Alignment
The Compensation Committee established the following performance metrics and payout levels under the 2022 AIP for the NEOs, which goals were approved by the Compensation Committee in February 2022.
Payouts under the 2022 AIP are calculated based upon achievement of a primary metric, Reported Adjusted EBITDA, and a “modifier metric,” Reported Revenue1. Under the 2022 AIP, the threshold, target, and maximum performance targets with respect to the Reported Adjusted EBITDA and Reported Revenue metrics were as follows:

	Threshold	Target	Maximum
Reported Adjusted EBITDA(1)	$37M	$49M	$61M
Reported Revenue(2)	$323M	$351M	$379M
(1)For Mr. Kellerman only, due to his position at the time of plan approval, a threshold of $25M, target of $49M, and maximum of $61M.
(2)For Mr. Kellerman only, due to his position at the time of plan approval, a threshold of $295M, target of $351M, and maximum of $379M.
With a focus on at-risk compensation for our most senior officers, the threshold goals shown above were set at a higher level than those set for employees who were not members of our executive leadership team, which group included Mr. Kellerman who was not a member of the executive leadership team at the time the targets were set. Senior officers, including each of our NEOs other than Mr. Kellerman, would need to achieve 75% of the target metrics to earn any payout under the plan. Pursuant to the terms of 2022 AIP applicable to Mr. Kellerman (and other non-executive-leadership team members), the Company would need to achieve 50% of the target metrics in order for Mr. Kellerman to earn any payout under the plan. For non-executive employees, including Mr. Kellerman due to his position at the time of plan approval, the Compensation Committee subsequently approved paying out the 2022 AIP at the 25% of target opportunity level for retention and morale purposes in light of the significant transformation the Company was undergoing. As discussed below, Mr. Kellerman did not receive a payout under the 2022 AIP because his employment terminated before the end of 2022.
The purpose of the modifier metric is to increase or decrease the payout under the 2022 AIP to the extent the level of Reported Adjusted EBITDA achievement approaches the target level of achievement under the plan. This allows for a more narrow payout closer to the EBITDA target and faster acceleration or deceleration as results are further away from the target, further reinforcing the pay for performance intent of the AIP. In order to accomplish this,
1 For purposes of the 2022 AIP, the Company defines (i) “Reported Adjusted EBITDA” as net income (loss) as reflected in our quarterly and annual financial statements, adjusted for stock-based compensation, depreciation and amortization, interest expense, other (income) expense net, provision for (benefit from) income taxes, change in fair value of contingent consideration, impairment of certain long-lived and right-of-use assets, litigation settlements, restructuring charges, shareholder activism response costs, certain business transformation and strategic growth initiatives costs, impairment of certain intangible assets, a loss contingency/settlement related to a contract dispute, certain acquisition related costs, and as applicable, other special items, and (ii) “Reported Revenue” as GAAP revenue as reflected in our quarterly and annual financial statements.

the weight of the modifier metric under the 2022 AIP increases incrementally between threshold and target achievement of the Reported Adjusted EBITDA goal as set forth below.

Achievement of Reported Adjusted EBITDA Target	75% or below	80%	85%	90%	95%	100% -125%
Weight of Reported Adjusted EBITDA Performance	100%	90%	80%	70%	60%	50%
Weight of Reported Revenue Performance	0%	10%	20%	30%	40%	50%
Under the 2022 AIP, the final plan achievement is equal to the greater of (i) the level of achievement calculated using both Reported Adjusted EBITDA performance and Reported Revenue Performance, weighted as set forth above, or (ii) the level of achievement calculated based only upon Reported Adjusted EBITDA, weighted at 100%.
Once the final plan achievement number has been calculated, payouts under the 2022 AIP are then determined based on the “Executive Plan Funding” level, as illustrated in the table below (with percentages interpolated linearly between these points). The Executive Plan Funding levels are intended to provide executive officers with a steeper payout curve to the extent performance levels are more than 10% above or below the target level of performance. This Executive Plan Funding modifier did not apply to Mr. Kellerman's 2022 AIP benefit due to his non-executive leadership position at the time of plan approval.

Final Plan Achievement (%)	<70	75	80	85	90	95	100	105	110	115	120	125	>125
Executive Plan Funding level (as a percentage of target)	0	50	67	81	90	95	100	105	110	119	133	150	150
2022 AIP Results and Payouts
The Company’s Reported Adjusted EBITDA, as measured under the 2022 AIP, was $14.9M, while the Company’s Reported Revenue was $288.8M. Based upon these results, the Compensation Committee determined that the final plan achievement fell below the minimum threshold payout level for each of the then-serving NEOs. Accordingly, no bonus was paid under the AIP to the then-serving NEOs for the 2022 plan year. Mr. Kellerman was not eligible to receive a payment under the AIP due to his resignation of employment.
The table below sets forth the 2022 AIP target payout opportunities and payouts to each of our NEOs based upon 2022 performance:

NEO	Target Payout Opportunity (as % of Base Salary)	2022 AIP Payout
Matthew Krepsik	100%	$0
Scott Raskin	100%	$0
Yuneeb Khan	75%	$0
Connie Chen	60%	$0
Steven Boal	100%	$0
Pamela Strayer	75%	$0
John Kellerman	40%	$0
Long-Term Incentive Program
Under our Long-term Incentive (LTI) program, the Compensation Committee awards long-term equity incentive awards to our NEOs, the purpose of which is to:

•motivate and reward sustainable long-term performance;
•align delivered long-term pay with the returns experienced by stockholders; and
•attract and retain talent.
For 2022, the annual long-term incentive grants under the 2022 LTI Program were delivered in the form of restricted stock units subject to (i) time-based and (ii) performance-based vesting conditions ("RSUs" and "PSUs", respectively), with the following key elements to drive Company performance and align with stockholder interests:

RSUs	•50% of target long-term incentive opportunity •Ratable quarterly time-based vesting over a four-year period
PSUs
•50% of target long-term incentive opportunity
•Three-year performance period ending on March 1, 2025
•Performance-based vesting conditions satisfied with respect to 1/3 of PSUs subject to award based upon achievement of stock price hurdles $9.735, $12.98, and $16.225
•If a stock price hurdle is achieved in the first year (or, in the case of Mr. Khan, first seven months) of the performance period, then in alignment with long-term incentive intent, 50% of earned shares will be subject to further vesting conditions

2022 LTI Program Pay for Performance Alignment
For 2022, as described above, for each NEO other than Mr. Kellerman, 50% of the LTI awards granted to the NEOs pursuant to the Company’s annual LTI award program were granted in the form of RSUs, while the other 50% were granted in the form of PSUs.
The Compensation Committee awarded a portion of 2022 LTI awards in the form of RSUs because it believes that RSUs help stabilize retention during periods of stock price volatility. By contrast, the PSUs have value if and only to the extent that the pre-established Company stock price hurdles have been met. The Compensation Committee selected Company stock price as the sole performance metric applicable to the 2022 LTI PSU awards in order to strongly align NEO interests and compensation with the returns experienced by stockholders. The Compensation Committee designed the PSU stock price hurdles to be challenging, but achievable with strong performance.
Under the 2022 PSU awards, a stock price hurdle will be met, and one third of the units thereunder will become vested, on the last day of any period of 20 consecutive trading days during the performance period ending on March 1, 2025 during which the closing price of the Company’s common stock on the NYSE equals or exceeds the stock price hurdle, subject to the NEO’s continuous service through such date except as otherwise provided in the PSU award agreement – see Potential Payments upon Termination, Change of Control or Certain Other Events below for further details. However, if a stock price hurdle is met within the first year of the date of grant, then 50% of the units which would otherwise vest on such date will instead vest on the first anniversary of the date the stock price hurdle is met to reinforce long-term performance, performance sustainability, and avoid focus on short-term outcomes.
Setting Award Levels Under the 2022 LTI Program
The Compensation Committee determined the size of the target award granted to each NEO based on a review of the market data provided by the Compensation Consultant, individual performance, current equity holdings, dilution relative to market practice, and total direct compensation mix.
The table below shows the approximate grant date fair value of the PSU and RSU grants approved by the Compensation Committee under the 2022 LTI Program, as well as the number of shares of Company common stock which the NEO is eligible to receive upon vesting of such grant.

2022 LTI NEO Grants
Name	RSUs(1)		PSUs(2)		Total LTI
	$	#	$	#	$
Matthew Krepsik	1,053,000	162,249	1,053,000	162,250	2,106,000
Scott Raskin	1,400,000	215,716	1,400,000	215,716	2,800,000
Yuneeb Khan	1,350,000	470,383	1,350,000	470,383	2,700,000
Connie Chen	750,000	115,562	750,000	115,562	1,500,000
Steven Boal	2,500,000	385,208	2,500,000	385,208	5,000,000
Pamela Strayer	1,350,000	208,012	1,350,000	208,012	2,700,000
(1)The Compensation Committee approved equity awards under the 2022 LTI Program for the executive officers (other than Mr. Kellerman) with a fixed grant date dollar value. The number of units granted subject to the PSU and RSU was determined by dividing the approved dollar value by the closing stock price of the Company’s common stock on the grant date, which was August 1, 2022 for Mr. Khan ($2.87) and March 1, 2022 ($6.49) in the case of all other NEOs who received awards under the 2022 LTI Program.
(2)This table reflects the number of shares of Company common stock payable to the NEOs with respect to the PSU awards based upon satisfaction of all three applicable stock price hurdles. Due to the rules for how the grant date fair value of the long-term incentive awards must be calculated for GAAP accounting purposes, the 2022 Summary Compensation Table does not reflect the same PSU values as this table. PSUs shown here are also not reflective of actual payout amounts, which will still be determined based upon the satisfaction of stock price hurdles prior to the conclusion of the specific measurement period. Actual payout may be less than what is illustrated here, depending on the satisfaction of the applicable stock price hurdles.
2021 PSU and 2022 PSU Performance
For the 2021 LTI Program, the shares eligible to be earned under the PSU plan by our NEOs is trending below threshold. The 2022 PSUs relating to the 2022 LTI Program are currently tracking below threshold. Therefore, no shares have been earned or vested. This represented the alignment of pay and performance during these specific periods.
Additional LTI Awards for NEOs During 2022
In addition to the LTI program awards granted to the NEOs as part of Quotient’s annual award program as described above, certain NEOs received additional LTI awards during 2022 as set forth below, either as a result of hirings or promotions or for ongoing retention as key leaders in the business responsible for running key functions aligned with our strategy. With the departure of Mr. Boal as CEO, stability and retention of the leadership team became a primary interest of the Compensation Committee.
•Matthew Krepsik: In connection with his promotion to the position of CEO, effective June 1, 2022, Mr. Krepsik received (i) a grant of 600,000 stock options, with a four-year vesting schedule pursuant to which 1/48 of the shares vest on the first day of each month after the grant date, and (ii) a grant of 300,000 RSUs, with a four-year vesting schedule pursuant to 6.25% of the RSUs vest on each three-month anniversary of the grant date, in each case subject to continued employment through the applicable vesting date; except that in the case of the RSU grant, upon Mr. Krepsik's termination of employment as a result of death that occurs more than one year from the grant date, the RSU award will fully vest.
•Scott Raskin and Connie Chen: In order to promote retention following Mr. Boal’s departure from the Company, the Compensation Committee approved the following grants, effective July 1, 2022: (i) grants of stock option awards to each of Mr. Raskin and Ms. Chen in an amount of 375,000 and 150,000 shares, respectively, each subject to a four-year vesting schedule pursuant to which 1/48 of the shares vest on the first of each month after the grant date, and (ii) grants of RSU awards to Mr. Raskin and Ms. Chen in an amount of 178,500 and 75,000 shares, respectively, each of which has a four-year vesting schedule pursuant to 6.25% of the RSUs will vest on each three-month anniversary of the vesting commencement date, in each case, subject to continued employment through the applicable vesting date; except that in the case of the RSU grants, upon the executive's termination of employment as a result of death that occurs more than one year from the grant date, the RSU award will fully vest.

•Yuneeb Khan: In connection with his hiring, Mr. Khan received a sign-on grant of RSUs with a grant date fair value of $1,500,000, which RSUs are subject to a four-year vesting schedule pursuant to which 25% of the units become vested on the first anniversary of the vesting commencement date (August 1, 2022), and 6.25% of the units will become vested on each three-month anniversary thereafter, subject to continued employment through each applicable vesting date; except that in the case of the RSU grant, upon Mr. Khan's termination of employment as a result of death that occurs more than one year from the grant date, the RSU award will fully vest.
•John Kellerman: In connection with his appointment to the position of interim Chief Financial Officer, effective May 1, 2022, Mr. Kellerman received a grant of 10,000 RSUs, which were subject to vesting in full on December 31, 2022, subject to Mr. Kellerman’s continuous employment through that date. As noted above, Mr. Kellerman did not receive any grants under the 2022 LTI Program.
As noted above, certain of these additional LTI awards were provided in the form of stock options. Each of these stock options was granted with an exercise price equal to the closing stock price of the Company’s common stock on the date of grant. Because stock options will have value only if the value of Quotient’s stock increases following the grant date, the Compensation Committee believes that grants of stock options provide a strong link between executive pay and stockholder returns.
2023 Compensation and Policy Changes
Following its review of the executive compensation program and the Company's long-term business strategy, and in careful response to feedback from stockholders, the Compensation Committee approved certain changes described below effective for 2023. Because these changes went into effect in 2023, their impact will not be reflected herein; rather, their impact will be reflected in the proxy statement for our 2024 Annual Meeting.
Clawback Policy (to be implemented)
The SEC has adopted, and the NYSE will later in 2023 implement, a mandatory "clawback policy" rule requiring public companies to establish and enforce a policy to recover excess incentive compensation from executive officers if amounts were based on material misstatements in financial reports. We intend to adopt a clawback policy that aligns with the SEC and NYSE mandates.
Revisions to Peer Group for Pay Decisions in 2023
In accordance with our normal practice, the Compensation Committee reviewed a peer group analysis prepared by the Compensation Consultant to support pay decisions in 2023. In response to feedback from our stockholders, the Compensation Committee adjusted the peer group criteria for revenue and market capitalization in order to reflect Quotient's projected revenue and make these criteria more reflective of Quotient's current profile (as set forth below). Consequently, 13 new companies have been added to the 2023 peer group (as compared to the 2022 peer group), while 9 companies in the 2022 peer group were not included in the 2023 peer group.
Revised Peer Group Criteria for Pay Decisions in 2023

Element	Description	2022 Criteria	2023 Criteria
Revenue	Trailing Twelve Month ("TTM") revenue is within a range comparable to Quotient’s revenue.	Generally between 0.5x and 3.7x ($300M to $2B) of Quotient revenue.	Generally between 0.5x and 3.25x ($150M to $1B) of Quotient revenue.
Market Capitalization	Market capitalization is within a range comparable to Quotient’s market capitalization.	Generally between 0.5x and 4.0x ($500M to $4.1B) of Quotient market capitalization.	Generally between 0.75x and 5.0x ($150M to $1B) of Quotient market capitalization.

Base Salary, Bonus, and LTI Opportunities
Base Salary. In setting base salary for executives in 2023, the Compensation Committee generally targeted toward the 50th percentile based on the updated and re-aligned peer group, and consequently did not approve any increase in base salary for Messrs. Krepsik and Khan, or for Ms. Chen. The Committee also approved increasing Mr. Khan's target bonus opportunity to 85% in recognition of his appointment as Chief Operating Officer and increased scope of responsibilities.
2023 AIP. The Compensation Committee set the focus for 2023 on revenues and the quality of revenue as assessed by a profitability metric, using Reported Adjusted EBITDA and GAAP revenue goals. Under the terms of the 2023 AIP, Quotient must achieve a minimum threshold Gross Profit in order to qualify for attainment of the GAAP revenue metric.
2023 LTI Program. The Compensation Committee approved the 2023 LTI program grants to certain of its executive officers, which were generally made 50% in the form of RSUs and 50% in the form of PSUs, with PSUs designed to incentivize both profitability and revenue growth over a three year performance period.
2023 Equity Incentive Plan
As will be disclosed in our 2023 Proxy Statement, the Compensation Committee authorized the Company to move forward with a new equity incentive plan proposal, for subsequent Board and stockholder approval, with provisions that are better aligned with stockholder interests and market practices, including:
•Preserving, but not increasing, the number of shares currently available under the 2013 Plan;
•Prohibiting the repricing of options and stock appreciation rights without stockholder approval; and
•Eliminating the annual increase in the shares available under the plan (the annual evergreen).
Stock Ownership Guidelines
Under our stock ownership guidelines, the CEO and all other NEOs are expected to accumulate and maintain a meaningful level of share ownership. Shares may be owned directly, owned jointly with or separately by the individual’s spouse, or held in trust for the benefit of the individual, the individual’s spouse or children. Under the guidelines, the CEO is expected to own shares of Quotient common stock equal to the lesser of (i) a value equal to five times the CEO's annual base salary and (ii) 200,000 shares; and all other NEOs are expected to own shares of Quotient common stock equal to the lesser of (i) a value equal to one times his or her annual base salary and (ii) 30,000 shares. Each NEO, including the CEO, is required to meet these expectations within 5 years of first becoming subject to the stock ownership guidelines.
As of December 31, 2022, of our then-serving NEOs, Mr. Raskin and Ms. Chen had already satisfied the stock ownership guidelines, and we believe Messrs. Krepsik and Khan are on track to meet the objective within the required time frame.
Consideration of Risk
The Compensation Committee conducted a risk assessment of Quotient’s compensation policies and practices which included a report from the Compensation Consultant. The Compensation Committee concluded that Quotient’s compensation programs are not reasonably likely to have a material adverse impact on Quotient, its business and its value. Specifically, the Committee noted the following:
•Good balance of fixed and variable pay does not encourage excessive risk taking
•Good mix of short-term and long-term pay for officers prevents undue focus on short-term results, and overlapping vesting periods for equity awards exposes management to consequences of decision-making during the period in which any risks would materialize
•Reported Revenue and Reported Adjusted EBITDA metrics fund the AIP, and payouts are subject to a maximum cap and require a threshold level of achievement

•Executive compensation is reviewed annually, including updates to the peer group
•Compensation Committee retains an independent compensation consultant
•Robust share ownership guidelines for executive officers
•Existence of a company-wide Code of Conduct Policy
•Robust prohibition against short sales, hedging and pledging activity
Executive Offer Letters
The Company generally executes an offer of employment before an executive joins the Company. In 2022, each of the NEOs (other than Mr. Boal) were employed pursuant to an offer letter agreement that set forth the terms and conditions of the NEO’s employment with us. This offer letter has no specific term, and provides for at-will employment.
In connection with Mr. Khan’s hiring as Chief Financial Officer and Treasurer of the Company, Mr. Khan entered into an offer letter agreement with us outlining the basic terms of his employment. In addition to setting forth Mr. Khan’s start date, starting base salary, 2022 AIP target payout opportunity, 2022 LTI Program awards, additional sign-on RSU award, and eligibility for the Company’s standard benefits programs, the offer letter agreement also provided for (i) a one-time, $75,000 lump sum payment to offset relocation costs associated with Mr. Khan’s move to Salt Lake City, subject to full or partial clawback in the event of certain qualifying terminations of employment prior to the first anniversary of his commencement of employment with the Company, (ii) a housing allowance of up to $10,000 per month for the first 12 months following Mr. Khan’s commencement of employment, subject to his continuous employment with the Company, (iii) reimbursement of expenses for tax preparation assistance not to exceed $5,000 per year for 2022 and 2023; and (iv) immigration support through the Company’s immigration counsel to apply for an initial visa for Mr. Khan’s household partner. As a condition of Mr. Khan’s employment under the offer letter agreement, he, like all other employees, was also required to execute an At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement with the Company.
Severance and Change of Control Agreements
We believe that severance and change of control protections play valuable roles in attracting and retaining executive officers. In 2022, the Company was party to a Change of Control Severance Agreement with each of the NEOs, including Messrs. Khan and Kellerman, who each entered into these agreements in 2022 in connection with their appointments to the position of Chief Financial Officer and interim Chief Financial Officer, respectively. In May of 2022, amendments were made to the Change of Control Severance Agreements for Messrs. Krepsik and Raskin, and for Ms. Chen. In June of 2022, additional amendments were made to the Change of Control Severance Agreements for Mr. Raskin and Ms. Chen. Please see “Potential Payments upon Termination, Change of Control or Certain Other Events” for additional information regarding these amendments.
Tax and Accounting Implications
Under Financial Accounting Standard Board ASC Topic 718 we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to ASC 718.
Section 162(m) of the Internal Revenue Code ("Code") places a limit of $1 million on the amount of compensation deductible by a company in any one year with respect to compensation paid to certain of its officers, called covered employees. To maintain flexibility in compensating our executive officers in a manner that promotes varying corporate goals, the Compensation Committee has not adopted a policy that all compensation must be deductible, particularly given that the Company currently carries net operating losses.

401(k) Plan
We maintain a tax-qualified retirement plan that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to participate in the 401(k) plan following the date they meet the plan’s eligibility requirements, and participants are able to defer a percentage of their eligible compensation subject to applicable annual Internal Revenue Code and plan limits. Participants are 100% vested in their deferrals. The 401(k) plan permits us to make matching contributions and profit sharing contributions to eligible participants. We currently make a discretionary matching contribution equal to 50% of salary deferrals, not to exceed the lesser of 3% of compensation or $6,000. Participants are vested 100% after one year of service in matching and profit sharing contributions allocated to their account. Both employee contributions and Company contributions are allocated to individual participant accounts, and then are invested in investment alternatives selected by each participant. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code.
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
2022 SUMMARY COMPENSATION TABLE
The following table provides information regarding all plan and non-plan compensation awarded to, earned by, or paid to, each of our NEOs during the year ended December 31, 2022 and, to the extent required by SEC disclosure rules, December 31, 2021 and December 31, 2020. Except as specified, the footnote disclosures below generally relate only to compensation for 2022. We included footnotes to compensation for prior years in the proxy statements relating to those years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
Matthew Krepsik(11)	2022	450,521	—	2,901,801	1,227,480	—	6,000(4)	4,585,802
CEO and Member of the Board	2021	254,545	—	1,388,900	—	138,198	6,000	1,787,643
Yuneeb Khan(12)	2022	226,515	150,000(5)	3,249,824	—	—	125,000(6)	3,751,339
CFO, PAO and Treasurer
Connie Chen	2022	380,000	—	1,445,696	243,210	—	6,000(4)	2,074,906
GC, Compliance Officer and Secretary	2021	378,750	—	749,989	—	170,446	6,000	1,305,185
	2020	368,804	—	712,492	599,871	—	6,552	1,687,719
Steven Boal(13)	2022	250,000	—	6,823,034(7)	7,328,996(7)	—	2,130,769(8)	16,532,799
Former CEO	2021	500,000	—	2,499,995	—	375,000	6,000	3,380,995
	2020	500,000	—	2,499,986	1,999,575	—	7,032	5,006,593
Scott Raskin(14)	2022	465,000	—	2,821,836	608,025	—	6,000(4)	3,900,861
Former President	2021	461,250	—	1,399,996	—	345,977	6,000	2,213,223
	2020	450,000	—	1,849,992	1,624,655	—	57,032	3,981,679
Pamela Strayer(15)	2022	117,614	—	2,170,258(9)	—	—	—	2,287,872
Former CFO & Treasurer	2021	450,000	—	1,399,996	—	253,125	—	2,103,121
	2020	450,000	—	168,743	—	—	100,552	719,295
John Kellerman(16)	2022	287,739	—	163,790(10)	—	—	6,000(4)	457,529
Former Interim CFO
(1)The amounts reported in this column for 2022 reflect the aggregate grant date fair value of RSUs and PSUs granted during the year as computed in accordance with FASB ASC Topic 718. The assumptions used to calculate these amounts are discussed in Note 10 to our notes to consolidated financial statements included in our Annual Report on Form 10-K as of December 31, 2022, as filed with the SEC on March 16, 2023. In accordance with SEC rules, the amounts included in this column for the RSU awards granted during 2022 are calculated by multiplying the numbers of RSUs granted by the closing stock price of a share of Company common stock on the date of grant. The amounts included in this column for the PSU awards granted during 2022 are estimated based on a Monte Carlo simulation model as outlined in Note 10 of our financial statements included in our 2022 Annual Report. Under FASB ASC Topic 718, the vesting condition related to the PSU awards is considered a market condition and not a performance condition. Accordingly, there is no grant date fair value below or in excess of the amount reflected in the table above for the NEOs that could be calculated and disclosed based on achievement of the underlying market condition. Note that the amounts reported in this column reflect the accounting cost for these stock awards, and do not correspond to the actual economic value that may be received by the NEOs from them.
(2)The amounts reported in this column for 2022 reflect the aggregate grant date fair value of the options granted during the year, as computed in accordance with FASB ASC Topic 718. The assumptions used to calculate these amounts are discussed in Note 10 to our notes to consolidated financial statements included in our Annual Report on Form 10-K as of December 31, 2022, as filed with the SEC on March 16, 2023.
(3)The amounts reflected in this column represent cash payments earned under our Annual Incentive Plan (AIP). For more information please see “Compensation Elements – Annual Incentive Plan.” For 2022, NEOs did not receive cash payments under the AIP.
(4)The amount reported represents 401(k) matching contributions.

(5)The amount reported represents a sign-on bonus per Mr. Khan's offer letter dated March 1, 2022.
(6)The amount reported represents a relocation stipend, and housing allowance per Mr. Khan's offer letter dated March 1, 2022.
(7)This amount includes the incremental fair value associated with the modification of Mr. Boal's outstanding equity awards in connection with his termination of employment to provide variously for repricing, accelerated vesting, or extension of the term of such awards, the total value of which was $10,133,028. This amount is required to be included per SEC disclosure rules and does not reflect a new grant. For more information, please see "Potential Payments upon Termination, Change of Control or Certain Other Events."
(8)The amount reported represents 401(k) matching contributions, and a cash severance payment of $2,000,000 and subsidized COBRA coverage having a value of $124,769 per Mr. Boal's Separation Agreement dated May 16, 2022.
(9)Ms. Strayer's LTI grant of $2,170,258 was cancelled upon her resignation from the Company.
(10)Includes 39,438 RSUs that were cancelled upon Mr. Kellerman's resignation from the Company.
(11)Mr. Krepsik was appointed CEO effective May 24, 2022.
(12)Mr. Khan was appointed CFO, PAO & Treasurer effective July 5, 2022, and was appointed COO effective February 22,2023.
(13)Mr. Boal retired as CEO effective May 20, 2022 and left the Company June 29, 2022.
(14)Mr. Raskin stepped down as President effective March 31, 2023.
(15)Ms. Strayer resigned as CFO and Treasurer effective April 5, 2022.
(16)Mr. Kellerman served as Interim CFO from April 5, 2022 through July 5, 2022, and left the Company November 11, 2022.

GRANT OF PLAN-BASED AWARDS
The following table provides information regarding grants of plan-based awards to our NEOs during Fiscal 2022:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards ($/Sh)	Grant Date Fair Value of Stock And Option Awards ($)(5)
Matthew Krepsik	—	250,000	500,000	750,000	—	—	—	—	—	—	—
	3/1/2022	—	—	—	54,083	162,250	162,250	—	—	—	639,805
	3/1/2022	—	—	—	—	—	—	162,249	—	—	1,052,996
	6/1/2022	—	—	—	—	—	—	300,000	—	—	1,209,000
	6/1/2022	—	—	—	—	—	—	—	600,000(4)	4.03	1,227,480
Yuneeb Khan	—	172,500	345,000	517,500	—	—	—	—	—	—	—
	8/1/2022	—	—	—	156,794	470,383	470,383	—	—	—	399,825
	8/1/2022	—	—	—	—	—	—	470,383	—	—	1,349,999
	8/1/2022	—	—	—	—	—	—	522,648	—	—	1,500,000
Connie Chen	—	114,000	228,000	342,000	—	—	—	—	—	—	—
	3/1/2022	—	—	—	38,520	115,562	115,562	—	—	—	455,699
	3/1/2022	—	—	—	—	—	—	115,562	—	—	749,997
	7/1/2022	—	—	—	—	—	—	75,000	—	—	240,000
	7/1/2022	—	—	—	—	—	—	—	150,000(4)	3.20	243,210
Steven Boal	—	250,000	500,000	750,000	—	—	—	—	—	—	—
	3/1/2022	—	—	—	128,402	385,208	385,208	—	—	—	1,519,003

	3/1/2022	—	—	—	—	—	—	385,208	—	—	2,500,000
	5/20/2022	—	—	—	—	—	—	—	47,000	4.19	98,329(6)
	5/20/2022	—	—	—	—	—	—	—	600,000	4.19	1,265,294(6)
	5/20/2022	—	—	—	—	—	—	—	469,461	4.19	978,160(6)
	5/20/2022	—	—	—	—	—	—	—	299,529	4.19	679,478(6)
	5/20/2022	—	—	—	—	—	—	—	300,000	4.19	742,931(6)
	5/20/2022	—	—	—	—	—	—	—	261,000	4.19	647,899(6)
	5/20/2022	—	—	—	—	—	—	—	800,000	4.19	2,282,211(6)
	5/20/2022	—	—	—	—	—	—	—	240,000	3.70	69,496(6)
	5/20/2022	—	—	—	—	—	—	—	600,000	16.25	58,075(6)
	5/20/2022	—	—	—	—	—	—	—	503,000	8.51	507,124(6)
	6/29/2022	—	—	—	—	—	—	385,208	—	—	41,090(6)
	6/29/2022	—	—	—	—	—	—	385,208	—	—	1,037,411(6)
	6/29/2022	—	—	—	—	—	—	177,809	—	—	720,126(6)
	6/29/2022	—	—	—	—	—	—	177,809	—	—	495,088(6)
	6/29/2022	—	—	—	—	—	—	223,463	—	—	395,952(6)
	6/29/2022	—	—	—	—	—	—	150,602	—	—	114,364(6)
Scott Raskin	—	232,500	465,000	697,500	—	—	—	—	—	—	—
	3/1/2022	—	—	—	71,905	215,716	215,716	—	—	—	850,639
	3/1/2022	—	—	—	—	—	—	215,716	—	—	1,399,997
	7/1/2022	—	—	—	—	—	—	178,500	—	—	571,200
	7/1/2022	—	—	—	—	—	—	—	375,000(4)	3.20	608,025
Pamela Strayer	—	168,750	337,500	506,250	—	—	—	—	—	—	—
	3/1/2022	—	—	—	69,337	208,012	208,012	—	—	—	820,260
	3/1/2022	—	—	—	—	—	—	208,012	—	—	1,349,998
John Kellerman	3/1/2022	—	—	—	—	—	—	6,000(7)	—	—	38,940
	5/1/2022	—	—	—	—	—	—	10,000(7)	—	—	53,100
	8/1/2022	—	—	—	—	—	—	25,000(7)	—	—	71,750
(1)The Company's AIP is denominated in 100% cash payout to all NEOs; therefore, all amounts reflect cash, if any, issued under the Company's AIP. These amounts represent the threshold, target and maximum cash award levels set in 2022 under the AIP.
(2)The PSU awards, which were issued under the 2013 Plan, are subject to vesting based upon the Company's achievement of stock price goals during the period beginning on March 1, 2022 and ending on March 1, 2025. The PSU awards vest with respect to one-third installments if the Company's stock price achieves, for twenty consecutive trading days, a price per share that equals or exceeds the following thresholds: $9.735, $12.98, and $16.225; provided that if any threshold is met before February 28, 2023, 50% of the tranche will vest on that date and the remaining 50% will vest one year later. With the exception of certain qualifying terminations of employment (as described under “Potential Payments upon Termination, Change of Control or Certain Other Events”), the executive generally must provide service through the vesting date in order to vest in his or her PSUs.

(3)The RSUs granted under the 2013 Plan to each of the NEOs (other than Mr. Krepsik) in 2021 were granted subject to time-based vesting in quarterly installments over the four year period beginning on March 1, 2021, provided that the executive remains continually employed through each applicable vesting date. Mr. Krepsik’s May 1, 2021 award of 75,000 RSUs shall vest with respect to 25% of the award on May 1, 2022, and in equal quarterly installments thereafter until the May 1, 2025, and his May 1, 2021 award of 10,000 RSUs shall vest in full on May 1, 2022, in each case, subject to his continuous employment through each applicable vesting date. The RSUs granted on March 1, 2022 to Messrs. Krepsik, Raskin, and Boal, and Mses. Chen and Strayer, and the RSU granted on August 1, 2022 to Mr. Khan of 470,383 RSUs were granted subject to time-based vesting in quarterly installments over the four year period beginning on March 1, 2022 for NEOs (other than Mr. Khan whose begins on August 1, 2022). Mr. Khan's August 1, 2022 award of 522,648 RSUs will vest with respect to 25% of the award on August 1, 2023, and in equal quarterly installments thereafter until August 1, 2026. Mr. Krepsik's RSUs granted on June 1, 2022, and Mr. Raskin and Ms. Chen's RSUs granted on July 1, 2022 vest in quarterly installments over a four-year period beginning on June 1, 2022 for Mr. Krepsik and July 1, 2022 for Mr. Raskin and Ms. Chen. All RSUs granted are subject to the NEOs continuous employment through each applicable vesting date.
(4)Messrs. Krepsik and Raskin and Ms Chen's options vest pursuant to which 1/48 of the shares vest on the first day of each month after the grant date, subject to the NEOs continuous employment through each applicable vesting date.
(5)The amounts reported in this column reflect the grant date values of stock awards made to our NEOs computed in accordance with FASB ASC Topic 718. The amounts included in this column for the PSU awards granted during 2022 are estimated based on a Monte Carlo simulation model as outlined in Note 10 of our financial statements included in our 2022 Annual Report. Under FASB ASC Topic 718, the vesting condition related to the PSU awards is considered a market condition and not a performance condition. Accordingly, there is no grant date fair value below or in excess of the amount reflected in the table above for the NEOs that could be calculated and disclosed based on achievement of the underlying market condition. The assumptions used to calculate these amounts are discussed in Note 10 to our notes to consolidated financial statements included in our Annual Report on Form 10-K as of December 31, 2022, as filed with the SEC on March 16, 2023.
(6)Awards reflected in these rows for Mr. Boal reflect the incremental fair value associated with modifications to his outstanding equity awards in connection with his termination of employment.
(7)Mr. Kellerman's RSUs granted on March 1, 2022 and May 1, 2022 were granted subject to vesting in full on December 31, 2022, and his RSUs granted on August 1, 2022 vest in quarterly installments over a four-year period beginning on August 1, 2022, in each case, subject to continuous employment through each applicable vesting date.
Potential Payments upon Termination, Change of Control or Certain Other Events
We believe that severance and change of control protections play valuable roles in attracting and retaining executive officers.
Change of Control Severance Agreements
The following is a summary of the terms of the Change of Control Severance Arrangements for each of the NEOs, other than Messrs. Boal and Kellerman and Ms. Strayer, each of whom experienced a termination of employment during 2022.
During 2022, the Company was party to a Change of Control Severance Agreement with each of the NEOs which were in place prior to 2022. In 2022, with the commencement of Mr. Khan's employment as Chief Financial Officer and Treasurer, the Company entered into a Change of Control Severance Agreement effective July 5 2022, on the same general terms as other NEOs, with respect to his role.
During 2022, the Compensation Committee approved certain amendments to individual Change of Control Severance Agreements. On April 25, 2022, the Compensation Committee approved changes, effective May 1, 2022, to each of the Change of Control Severance Agreements for Messrs. Krepsik and Raskin and Ms. Chen. The changes to each Change of Control Agreement were approved by the Compensation Committee for the purpose of retaining our key employees, and minimizing the risk of their departure. These changes included: (i) modifying the “Change of Control Period” (as defined below) to commence six months, rather than three months, prior to a Change of Control, and (ii) modifying the definition of “Good Reason” (as defined below) to provide clarification regarding when a material reduction of the NEO’s duties, authorities, or responsibilities will constitute Good Reason. For Mr. Krepsik, in connection with his appointment as Chief Executive Officer, the material changes also included (i) extending the term of the agreement to May 1, 2025, (ii) providing for payment of severance benefits in the event of Mr. Krepsik's resignation of employment for "Good Reason" outside of the Change of Control Period, and (iii) increasing the severance benefits to which Mr. Krepsik is entitled in the event of a qualifying termination (both during and outside of the Change of Control Period). Additionally, the Compensation Committee approved further amendments to the Change of Control Severance Agreements for Mr. Raskin and Ms. Chen in June of 2022. The purpose of the June 2022 amendments, as explained further below, was to retain Mr. Raskin and Ms. Chen in order to prevent additional disruption which would be detrimental to the Company’s business following Mr. Boal’s departure from the Company.

Each Change of Control Severance Agreement has a three-year term, which automatically renews for successive three-year periods thereafter, and any obligations of the Company will lapse upon the end of the term. Pursuant to the Change of Control Severance Agreements, if the NEO’s employment with the Company is terminated without "Cause" (as such term is defined in the Change of Control Severance Agreements and summarized below) and not by reason of death or "Disability" (as such term is defined in the Change of Control Severance Agreement), or in case of Messrs. Krepsik, Raskin or Khan, if the NEO terminates their employment with the Company for "Good Reason" (as such term is defined in the Change of Control Severance Agreement and summarized below), and, in any event, such termination does not occur within six months before or twelve months after a "Change of Control" (as such term is defined in the Change of Control Severance Agreement) of the Company (the “Change of Control Period”), then, provided the NEO signs and does not revoke a separation agreement and release of claims in favor of the Company and subject to the terms of the Change of Control Severance Agreement, the NEO will receive benefits as summarized in the table below and described more fully in the text following the table.

Name	Termination Event	Lump Sum (% of annual base salary)	Health Coverage Lump Sum (monthly COBRA premium factor)
Matthew Krepsik(1)	Termination Without Cause/Resign for Good Reason	100%	x 12
Yuneeb Khan	Termination Without Cause/Resign for Good Reason	100%	x 12
Scott Raskin	Termination Without Cause/Resign for Good Reason	100%	x 12
Connie Chen	Termination Without Cause	75%	x 9
(1)Increased from 75% of annual base salary and a monthly COBRA premium factor of x9 as part of the May 1, 2022 amendments and restatement of Mr. Krepsik's Change of Control Severance Agreement.
As indicated in the table above, if the termination event occurs outside of the Change of Control Period, the NEO will receive the following benefits: (i) a lump-sum payment (less applicable withholding taxes) equal to 100% for Messrs. Krepsik, Raskin and Khan and 75% for Ms. Chen, of the NEO’s annual base salary as in effect immediately prior to the NEO’s termination date, and (ii) a taxable lump-sum payment (less applicable withholding taxes) in an amount equal to the monthly COBRA premium that the NEO would be required to pay to continue the NEO’s group health coverage in effect on the date of NEO’s termination of employment, multiplied by twelve for Messrs. Krepsik, Raskin and Khan and nine for Ms. Chen. Notwithstanding the foregoing, pursuant to the June 2022 amendments to the Change of Control Severance Agreements for each of Mr. Raskin and Ms. Chen, in the event a qualifying termination outside of a Change of Control Period occurs between June 10, 2022 and June 10, 2025 (the "Retention Period"), these executives will instead be entitled to receive the following: (i) a lump-sum payment (less applicable withholding taxes) equal to 150% or 200% (in the case of Ms. Chen and Mr. Raskin, respectively) of the NEO's annual base salary as in effect immediately prior to the NEO's termination date, (ii) a taxable lump-sum payment (less applicable withholding taxes) in an amount equal to the monthly COBRA premium that the NEO would be required to pay to continue the NEO's group health coverage in effect on the date of the NEO's termination of employment, multiplied by 18 or 24 (in the case of Ms. Chen and Mr. Raskin, respectively), and (iii) the NEO will receive a lump-sum payment (less applicable withholding taxes) equal to 150% or 200% (in the case of Ms. Chen and Mr. Raskin, respectively) of the NEO's annual bonus for the year of termination at target level as in effect immediately prior to the NEO's termination date.
Additionally, Ms. Chen’s amended Change of Control Severance Agreement provides that if a qualifying termination occurs outside of the Change of Control Period but within the Retention Period, then 50% of the total number of shares subject to her then-outstanding and unvested equity awards subject solely to time-based vesting conditions will vest and, in the case of stock options, become exercisable. Mr. Raskin’s amended Change of Control Severance Agreement provides that in the event of such a termination, 100% of the total number of shares subject to his then-outstanding and unvested equity awards subject solely to time-based vesting conditions will vest and, in the case of stock options, become exercisable, and PSU awards granted to him on March 1, 2021 and March 1, 2022 will vest at target level. Furthermore, each outstanding stock option award held by Mr. Raskin as of the termination date will be amended to extend the post-termination exercise period of the option as follows: (A) if the option has an exercise price that equals or exceeds the closing price of a share of the Company’s common stock as of his termination date, then the stock option will remain exercisable through the third anniversary of the termination date, and (B) if the option does not have an exercise price that equals or exceeds the closing price of a share of the Company’s common stock as of the termination date, then the stock option will remain exercisable through the earlier to occur of the third anniversary of the termination date and the date on which the option would have expired if Mr. Raskin’s employment had continued through the full term of the option.
Pursuant to the terms of the Change of Control Severance Agreements, if the NEO’s employment with the Company is terminated by the Company without Cause and not by reason of death or Disability or the NEO terminates his or her employment with the Company for Good Reason, and, in any event, such termination occurs during the Change of Control Period, then, if the NEO signs and does not revoke a separation agreement and release of claims in favor of the Company and subject to the terms of the Change of Control Agreement, the NEO will receive benefits as summarized in the table below and described more fully in the text following the table.

Name	Lump sum % of annual base salary	Lump sum % of target annual incentive	Health coverage monthly COBRA premium factor	Outstanding and unvested equity at termination(1)
Matthew Krepsik(2)	150%	150%	x 18	100% vesting of time-vesting Equity Awards
Scott Raskin	150%	150%	x 18	100% vesting of time-vesting Equity Awards
Yuneeb Khan	150%	150%	x 18	100% vesting of time-vesting Equity Awards
Connie Chen	100%	100%	x 12	100% vesting of time-vesting Equity Awards
(1)As noted below, the Change of Control Severance Agreements provide that for any Equity Awards which are subject to performance-based vesting, all such performance goals and other vesting criteria shall be treated as set forth in the underlying award agreement – see “Equity Incentive Awards” below for a description of the terms applicable to the PSU awards held by each NEO in the event of a termination in connection with a Change of Control.
(2)Increased from 100% of annual base salary, 100% target annual bonus, and a monthly COBRA premium factor of x12 as part of the May 1, 2022 amendment and restatement of Mr. Krepsik's Change of Control Severance Agreement.
As indicated in the table above, if the termination event occurs during the Change of Control Period, the NEO will receive the following benefits: (i) a lump-sum payment (less applicable withholding taxes) equal to 150% for Messrs. Krepsik, Raskin and Khan and 100% for Ms. Chen of the NEO’s annual base salary as in effect immediately prior to the NEO’s termination date or, if greater, at the level in effect immediately prior to the Change of Control; (ii) a lump-sum payment (less applicable withholding taxes) equal to 150% for Messrs. Krepsik, Raskin and Khan and 100% for Ms. Chen of the NEO’s annual bonus for the year of termination at target level, as in effect immediately prior to the NEO’s termination date, or if greater, at the level in effect immediately prior to the Change of Control; (iii) a taxable lump-sum payment (less applicable withholding taxes) in an amount equal to the monthly COBRA premium that the NEO would be required to pay to continue NEO’s group health coverage in effect on the date of the NEO’s termination of employment, multiplied by eighteen for Messrs. Krepsik, Raskin and Khan and twelve for Ms. Chen; and (iv) 100% of the NEO’s then-outstanding and unvested Equity Awards (as such term is defined in the Change of Control Severance Agreement) will become vested in full and in the case of stock options and stock appreciation rights, will become exercisable; provided that in the case of any Equity Awards which are subject to performance-based vesting, all such performance goals and other vesting criteria will be treated as set forth in the underlying award agreement.
Notwithstanding the foregoing, pursuant to the June 2022 amendments to the Change of Control Severance Agreements for each of Mr. Raskin and Ms. Chen, if a qualifying termination occurs during a Change of Control Period and also during the Retention Period, then Mr. Raskin and Ms. Chen will instead be entitled to receive the following benefits: (i) a lump-sum payment (less applicable withholding taxes) equal to 150% or 200% (in the case of Ms. Chen and Mr. Raskin, respectively) of the NEO's annual base salary as in effect immediately prior to the NEO's termination date; (ii) a lump-sum payment (less applicable withholding taxes) equal to 150% or 200% (in the case of Ms. Chen and Mr. Raskin, respectively) of the NEO's annual bonus for the year of termination at target level effective immediately prior to the NEO's termination date; and (iii) a taxable lump-sum payment (less applicable withholding taxes) in an amount equal to the monthly COBRA premium that the NEO would be required to pay to continue the NEO's group health coverage in effect on the date of the NEO's termination of employment, multiplied by 18 or 24 (in the case of Ms. Chen and Mr. Raskin, respectively). In the event of such a termination, Mr. Raskin and Ms. Chen will each still be entitled to receive the equity acceleration described in the table above, but Mr. Raskin will also be entitled to amendment of each of his outstanding stock option awards to extend the post-termination exercise period of the options as follows: (A) if the option has an exercise price that equals or exceeds the closing price of a share of the Company’s common stock as of such termination date, then the option will remain exercisable through the third anniversary of the termination date, and (B) if the option does not have an exercise price that equals or exceeds the closing price of a share of the Company’s common stock as of the termination date, then the option will remain exercisable through the earlier to occur of the third anniversary of the termination date and the date on which such option would have expired if Mr. Raskin’s employment had continued through the full term of the option.
In the event that the severance and other benefits payable to the NEO constitute “parachute payments” under Section 280G of the Code and would be subject to the applicable excise tax, then the NEO’s severance benefits will be either (A) delivered in full or (B) delivered to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by the NEO on an after-tax basis of the greatest amount of benefits.
For purposes of each Change of Control Severance Agreement, “Cause” means the occurrence of any of the following: (i) NEO’s conviction of, or plea of “no contest” to, a felony or any crime involving fraud or embezzlement; (ii) NEO’s intentional misconduct; (iii) NEO’s material failure to perform his or her employment duties; (iv) NEO’s unauthorized use or disclosure of any proprietary information or trade secrets of the Company, or any of its subsidiaries, or any other party to whom NEO owes an obligation of nondisclosure as a result of his or her relationship with the Company or any of its subsidiaries; (v) an act of material fraud or dishonesty against the Company or any of its subsidiaries; (vi) NEO’s material violation of any policy of the Company or any of its subsidiaries or material breach of any written agreement with the Company or any of its subsidiaries; or (vii) NEO’s failure to cooperate with the Company in any investigation or formal proceeding.
For purposes of each Change of Control Severance Agreement, “Good Reason” means the NEO’s termination of his or her employment in accordance with the next sentence after the occurrence of one or more of the following events without the NEO’s express written consent: (i) a material reduction of the NEO’s duties, authorities, or responsibilities relative to NEO’s duties, authorities, or responsibilities in effect immediately prior to such reduction; (ii) a material reduction by the Company in the NEO’s rate of annual base salary; provided, however, that, a reduction of annual base salary that also applies to substantially all other similarly situated employees of the Company will not constitute “Good Reason”; (iii) a material change in the geographic location of the NEO’s primary work facility or location; provided, that a relocation of less than thirty-five miles from the NEO’s then present location will not be considered a material change in geographic location; or (iv) the failure of the Company to obtain from any successor or transferee of the Company an express written and unconditional assumption of the Company’s obligations to the NEO under the Change of Control Severance Agreement. The Change of Control Severance Agreements for each of Messrs. Krepsik, Raskin and Khan and Ms. Chen provide that the first clause above also includes circumstances in which such material reduction results solely by virtue of the Company being acquired or made part of a larger entity (as, for example, when the Chief Financial Officer of the Company remains as such following a Change of Control but is not made the Chief Financial Officer of the acquiring corporation). In order for the NEO’s termination of employment to be for Good Reason, the NEO must not terminate employment with the Company without first providing the Company with written notice of the acts or omissions constituting the grounds for “Good Reason” within ninety days of the initial existence of the grounds for “Good Reason” and a cure period of thirty days following the date of written notice (the “Cure Period”), such grounds must not have been cured during such time, and the NEO must terminate his employment within thirty days following the Cure Period.

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
Under each of the Restricted Stock Unit Agreements pursuant to which the NEOs have been granted RSUs under the 2013 Plan, the NEO generally must be in service on the applicable vesting date in order to vest in the NEO's RSUs. However, in the case of RSUs granted on or after February 3, 2021, if the NEO’s employment or service with a “Participating Group Company” (as such term is defined in the 2013 Plan) (“Service”) terminates due to death on or after the first anniversary of the date of grant, then the RSUs held by the NEO will become fully vested. If the NEO has entered into a Change of Control Severance Agreement and the NEO’s Service is terminated by the Participating Company Group other than for “Cause” or by the NEO for “Good Reason” (as such terms are defined in the Change of Control Severance Agreements) during the Change of Control Period, then the RSUs will be treated as described above.
With respect to each of the outstanding PSU awards granted to the NEOs under the 2013 Plan, the applicable grant notices provide that in the event of the NEO’s termination of Service by reason of death occurring on or after the first anniversary of the grant date (but prior to a Change of Control), the number of PSUs associated with a 100% payout percentage (or, in the case of PSUs granted during 2022, the full number of units subject to the award) will become vested and be paid out. In the event of a termination of the NEO’s Service by reason of Disability prior to a Change of Control, a number of PSUs equal to the number of PSUs associated with a 100% payout percentage (or, in the case of the PSUs granted in 2022, the full number of units subject to the award), multiplied by a percentage equal to the number of months in the performance period that the NEO was in service divided by 36 (or, in the case of Mr. Khan, 31) will become vested and be paid out. In the event of a termination of the NEO’s Service by the Company other than for Cause (other than for death or Disability) that occurs on or after the first anniversary of the grant date (but prior to a Change of Control), a number of PSUs equal to the full number of PSUs subject to the award multiplied by a percentage equal to the number of months in the performance period during which the NEO was in service divided by 36 (or, in the case of Mr. Khan, 31) (in the case of the 2022 PSUs, reduced by any PSUs that had previously become vested) will become vested (to the extent, if any, based on actual performance) on the original vesting date that would have applied in the absence of the NEO’s termination. In the event of any other termination of Service prior to a Change of Control, the PSUs will immediately terminate.
With respect to each of the outstanding PSU awards granted to the NEOs under the 2013 Plan prior to 2022, in the event of a Change of Control, if the acquiror assumes, continues or substitutes for the award, a number of PSUs shall be deemed eligible for vesting equal to the greater of (i) actual performance against certain applicable performance metrics under the awards, determined as if the date of the Change of Control was the final day of the performance period, or (ii) a number of PSUs associated with a 100% payout percentage (such higher number of PSUs, the “COC Eligible Units”). The COC Eligible Units will become vested on January 1, 2024, subject to the NEO’s continued Service through such date, except that in the event of the NEO’s termination of Service during the Change of Control Period (as such term is defined in the NEO’s Change of Control Severance Agreement, if applicable) by the Company without Cause or by the NEO for Good Reason (as defined in the applicable Change of Control Severance Agreement) or by reason of the NEO’s death, the COC Eligible Units will immediately become vested upon the date of such termination or, if later, the date of the Change of Control (and in the event of any other termination, will immediately terminate). In the event of a Change of Control in which the acquiror does not assume, continue or substitute for the PSU award, the COC Eligible Units will become vested as of immediately prior to the Change of Control, subject to the NEO’s continued Service through immediately prior to such event.

With respect to each of the outstanding PSU awards granted to the NEOs during 2022, if a Change of Control occurs while any portion of these PSUs are outstanding and unvested, then the PSUs will become vested upon the Change of Control if and to the extent that the applicable stock price hurdles are satisfied, except that the value of a share of common stock used to determine the vesting of such PSUs will be based solely on the amount or value of the per share consideration payable in such Change of Control. To the extent any PSUs do not become vested before or upon a Change of Control, and the acquiror assumes, continues or substitutes for such unvested PSUs, then all such unvested PSUs will become vested on March 1, 2025, subject to the NEO’s continuous service through that date, provided that if the NEO’s service is terminated during the Change of Control Period by Quotient without Cause or by the NEO for Good Reason or by reason of the NEO’s death, then all unvested 2022 PSUs will become vested as of the date of such termination. Upon any other termination of the NEO’s service following a Change of Control, the unvested PSUs will immediately terminate.
Under the Stock Option Agreements pursuant to which each of the NEOs, other than Mr. Krepsik, held unvested stock options as of December 31, 2022, unvested options thereunder will terminate immediately upon the NEO’s termination of Service, except as otherwise set forth in the NEO's Change of Control Severance Agreement, as described above.
Termination Payments for NEOs Separated from Employment During 2022
Boal Separation Agreement and Release
On May 16, 2022, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. Boal pursuant to which Mr. Boal ceased to serve as Chief Executive Officer of the Company, effective as of May 20, 2022, and separated from his employment with the Company, effective as of June 29, 2022. In consideration for Mr. Boal’s execution of the Separation Agreement and non-revocation of a mutual waiver and release of claims relating thereto, Mr. Boal became entitled to the following benefits under the Separation Agreement in lieu of the benefits payable under the Change of Control Severance Agreement to which he had been a party:
•a lump sum cash severance benefit in the amount of $2,000,000, representing two times his annual base salary and target annual bonus;
•payment of Mr. Boal’s premiums for continued health benefits provided under COBRA for 36 months after his termination date;
•full acceleration of vesting of all outstanding options, restricted stock units and performance stock units held by Mr. Boal, with performance stock units payable at 100% of the target level of performance; and
•amendment of outstanding stock options held by Mr. Boal to provide that (i) in the case of certain options relating to an aggregate of 2,776,990 shares of the Company’s common stock, if the exercise price of such options exceeded the closing price of a share of the Company’s common stock as of the day on which Mr. Boal ceased to serve as Chief Executive Officer of the Company (the “CEO End Date”), (A) the exercise price of each such option would be reduced to an amount equal to the closing price of a share of the Company’s common stock as of the CEO End Date and (B) such option would remain exercisable through the third anniversary of Mr. Boal’s termination date and (ii) each outstanding option other than an options described in clause (i) above would remain exercisable through the earlier to occur of the third anniversary of Mr. Boal’s termination date and the date on which such option would have expired if Mr. Boal’s employment had continued through the full term of such option. The CEO End Date occurred on May 20, 2022.
The focus and objective of the Compensation Committee in approving the terms of the Separation Agreement with Mr. Boal described above was to facilitate a smooth and efficient transition of responsibility from Mr. Boal to our new CEO, on an accelerated timeline in response to settlement proposals by Engaged Capital. The Compensation Committee believes that in the context of these unusual and disruptive circumstances and the need to restore stability to the Company, the terms of the Separation Agreement, while atypical, were in the best interests of all of Quotient’s stockholders.

Strayer Consulting Agreement
In connection with Ms. Strayer’s resignation from employment, she entered into a Consulting Agreement with the Company dated as of April 15, 2022, pursuant to which she agreed to provide consulting and transition services as an independent contractor during the period from April 5, 2022 through May 2, 2022. Ms. Strayer was not entitled to any cash compensation for her services during this period; however, Ms. Strayer's Consulting Agreement provided that certain specified equity awards which were granted to Ms. Strayer during her service as an employee would continue to vest during this period as if she remained an employee of the Company. Ms. Strayer's Consulting Agreement included certain confidentiality covenants in favor of the Company. Ms. Strayer’s entry into Ms. Strayer's Consulting Agreement described above was conditioned upon her execution and non-revocation of a Separation Agreement and Release with Quotient. Other than the continued vesting of certain equity awards described above, Ms. Strayer was not entitled to receive any severance payments or benefits in connection with her termination of employment.
Kellerman Severance Benefits
Mr. Kellerman voluntarily resigned his employment with the Company effective as of November 11, 2022. As a consequence, he was not entitled to receive any severance benefits in connection with his resignation.
The following table sets forth the estimated incremental payments and benefits that would have been payable to our NEOs (excluding any NEO who experienced a termination of employment during 2022) in different termination scenarios under our executive compensation arrangements assuming that the triggering event occurred on December 30, 2022 (the last business day of the fiscal year). Due to the number of factors that affect the nature and amount of any potential payments or benefits, actual payments and benefits may differ from those presented in the table below.

Name	Scenario	Cash Severance ($)	COBRA Benefits($)	RSU & PSU Awards ($)(1)	Option Awards ($)(2)	Total ($)
Matthew Krepsik	Termination Without Cause/Resignation for Good Reason	500,000	39,680	—	—	539,680
	Termination for Death	—	—	452,331	—	452,331
	Termination for Disability	—	—	292,263	—	292,263
	Termination without Cause or Resignation for Good Reason during the Change of Control Period	1,500,000	59,520	2,361,394	—	3,920,914
	Termination for Death During the Change of Control Period	—	—	848,068	—	848,068
	Change of Control	—	—	848,068	—	848,068
Scott Raskin	Termination Without Cause/Resignation for Good Reason During the Retention Period	1,860,000	56,087	2,993,814	77,266	4,987,167
	Termination for Death	—	—	533,650	—	533,650
	Termination for Disability	—	—	433,219	—	433,219
	Termination without Cause or Resignation for Good Reason during the Change of Control Period and Retention Period	1,860,000	56,087	2,993,814	77,266	4,987,167
	Termination for Death During the Change of Control Period	—	—	1,081,441	—	1,081,441
	Change of Control	—	—	1,081,441	—	1,081,441
Yuneeb Khan	Termination Without Cause/Resignation for Good Reason	460,000	9,362	—	—	469,362
	Termination for Death	—	—	—	—	—
	Termination for Disability	—	—	260,227	—	260,227
	Termination without Cause or Resignation for Good Reason during the Change of Control Period	1,207,500	14,043	4,918,675	—	6,140,218
	Termination for Death During the Change of Control Period	—	—	1,613,414	—	1,613,414
	Change of Control	—	—	1,613,414	—	1,613,414
Connie Chen	Termination Without Cause During the Retention Period	912,000	39,491	373,578	15,453	1,340,522

Termination for Death	—	—	285,880	—	285,880
Termination for Disability	—	—	232,077	—	232,077
Termination without Cause or Resignation for Good Reason during the Change of Control Period and Retention Period	912,000	39,491	1,326,498	30,906	2,308,895
Termination for Death During the Change of Control Period	—	—	579,341	—	579,341
Change of Control	—	—	579,341	—	579,341
(1)The value of accelerated vesting of unvested RSUs and PSUs is based upon the closing stock price on December 30, 2022, which was $3.43 per share. For the purpose of calculating the value of the acceleration of PSU awards in connection with a Change of Control in the absence of a termination of employment, this table assumes that such PSUs were not assumed, continued or substituted by the acquiror in connection with the Change of Control.
(2)The value of accelerated vesting of unvested stock options is based on the difference between the closing stock price on December 30, 2022, which was $3.43 per share, and the exercise price per option multiplied by the number of unvested options. This does not reflect any dollar value associated with the acceleration of unvested stock options with exercise prices in excess of $3.43 per share.
Raskin Separation Agreement and Release
On January 18, 2023, Mr. Raskin agreed to step down as President of Quotient, effective as of March 31, 2023. As a result of this termination of employment by Quotient without “Cause” (as defined in Mr. Raskin’s Change of Control Severance Agreement), he became eligible for the severance benefits to which he was entitled upon a termination without “Cause” during the Retention Period under his Change of Control Severance Agreement (as described above). As a condition of Mr. Raskin’s receipt of these severance benefits, Mr. Raskin signed a Separation and Release Agreement with Quotient, dated as of March 31, 2023, which included a release of claims in favor of Quotient.
Outstanding Equity Awards as of December 31, 2022
The following table sets forth information regarding equity awards held by our NEOs at December 31, 2022.

	Option Award				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(4)
Matthew Krepsik	75,000(6)	525,000	4.03	6/1/2032	—	—	—	—
	—	—	—	—	46,875(7)	160,781	—	—
	—	—	—	—	131,828(8)	452,170	—	—
	—	—	—	—	262,500(9)	900,375	—	—
	—	—	—	—	—	—	63,750	218,663
	—	—	—	—	—	—	54,083	185,505
Yuneeb Khan	—	—	—	—	522,648(10)	1,792,683	—	—
	—	—	—	—	440,985(11)	1,512,579	—	—
	—	—	—	—	—	—	156,794	537,803
Connie Chen	37,334	—	8.51	2/16/2026	—	—	—	—
	12,666	—	8.51	2/16/2026	—	—	—	—
	100,000	—	13.00	2/13/2027	—	—	—	—
	54,000	—	13.10	3/1/2028	—	—	—	—
	79,561(12)	5,305	9.96	3/1/2029	—	—	—	—
	96,826(13)	44,012	8.95	3/1/2030	—	—	—	—

	15,625(14)	134,375	3.20	7/1/2032	—	—	—	—
	—	—	—	—	2,667(15)	9,121	—	—
	—	—	—	—	20,950(16)	71,649	—	—
	—	—	—	—	30,005(17)	102,617	—	—
	—	—	—	—	93,895(18)	321,121	—	—
	—	—	—	—	70,313(19)	240,470	—	—
	—	—	—	—	—	—	40,006	137,221
	—	—	—	—	—	—	38,250	131,198
Steven Boal	240,000	—	3.70	2/7/2023	—	—	—	—
	600,000	—	8.65	11/14/2023	—	—	—	—
	503,000	—	8.51	6/29/2025	—	—	—	—
	47,000	—	4.19	6/29/2025	—	—	—	—
	600,000	—	4.19	6/29/2025	—	—	—	—
	800,000	—	4.19	6/29/2025	—	—	—	—
	300,000	—	4.19	6/29/2025	—	—	—	—
	261,000	—	4.19	6/29/2025	—	—	—	—
	299,529	—	4.19	6/29/2025	—	—	—	—
	469,461	—	4.19	6/29/2025	—	—	—	—
Scott Raskin	23,474	—	10.65	2/6/2027	—	—	—	—
	12,931	—	11.60	6/4/2027	—	—	—	—
	915,851(20)	211,350	7.34	9/1/2029	—	—	—	—
	262,237(21)	119,200	8.95	3/1/2030	—	—	—	—
	39,062(22)	335,938	3.20	7/1/2032	—	—	—	—
	—	—	—	—	102,180(23)	349,456	—	—
	—	—	—	—	56,739(24)	194,047	—	—
	—	—	—	—	56,010(25)	191,554	—	—
	—	—	—	—	175,270(26)	599,423	—	—
	—	—	—	—	167,344(27)	572,316	—	—
	—	—	—	—	—	—	74,679	256,149
	—	—	—	—	—	—	71,905	246,634
(1)Option is subject to accelerated vesting upon a qualifying termination of the executive’s employment with us as described above in “Potential Payments upon Termination, Change of Control or Certain Other Events.”
(2)For options granted prior to our initial public offering, the amounts in this column represent at least the per-share fair value of a share of our common stock on the date of grant, as determined by our Board or, for options granted after our initial public offering, based on the closing share price of our common stock on the NYSE on the date of grant.
(3)The shares of common stock underlying the RSUs are subject to accelerated vesting upon a qualifying termination of the executive’s employment with us as described above in “Potential Payments upon Termination, Change of Control or Certain Other Events.”
(4)The market values of the RSUs and PSUs in these columns that have not vested are calculated by multiplying the number of units shown in the table by the closing share price of our common stock on December 30, 2022, which was $3.43.
(5)The 2021 PSU awards are subject to vesting based upon the Company's performance against certain performance metrics during the period beginning on January 1, 2021 and ending on December 31, 2023. The shares of common stock underlying the 2021 PSUs reflected in this column are assuming the threshold level of performance conditions will be achieved and will vest upon achievement of targets directly tied to the Company’s performance. The 2022 PSU awards are subject to vesting based upon the Company's achievement of stock price goals during the period beginning on March 1, 2022 and ending on March 1, 2025. The shares of common stock underlying the 2022 PSUs reflected in this column are assuming the threshold level of performance conditions will be achieved and will vest upon achievement of targets directly tied to the Company’s stock price. Both 2021 and 2022 PSU awards are subject to accelerated vesting upon a qualifying termination of the executive’s employment with us as described above in “Potential Payments upon Termination, Change of Control or Certain Other Events.”
Vesting Schedule for Outstanding Stock Options and Restricted Stock Units:

Note	Grant	Incremental Vesting Dates
(6)	6/1/2022	1/48 on 7/1/2022; 1/48 monthly thereafter for next 4 years.
(7)	5/1/2021	25% on 5/1/2022; 6.25% quarterly thereafter for next 3 years.

(8)	3/1/2022	6.25% on 6/1/2022; 6.25% quarterly thereafter for next 4 years.
(9)	6/1/2022	6.25% on 9/1/2022; 6.25% quarterly thereafter for next 4 years.
(10)	8/1/2022	25% on 8/1/2023; 6.25% quarterly thereafter for next 3 years.
(11)	8/1/2022	6.25% on 11/1/2022; 6.25% quarterly thereafter for next 4 years.
(12)	3/1/2019	1/48 on 4/1/2019; 1/48 monthly thereafter for next 4 years.
(13)	3/1/2020	1/48 on 4/1/2020; 1/48 monthly thereafter for next 4 years.
(14)	7/1/2022	1/48 on 8/1/2022; 1/48 monthly thereafter for next 4 years.
(15)	3/1/2019	6.25% on 6/1/2019; 6.25% quarterly thereafter for next 4 years.
(16)	3/1/2020	6.25% on 6/1/2020; 6.25% quarterly thereafter for next 4 years.
(17)	3/1/2021	6.25% on 6/1/2021; 6.25% quarterly thereafter for next 4 years.
(18)	3/1/2022	6.25% on 6/1/2022; 6.25% quarterly thereafter for next 4 years.
(19)	7/1/2022	6.25% on 10/1/2022; 6.25% quarterly thereafter for next 4 years.
(20)	9/1/2019	25% on 9/1/2020; 1/48 monthly thereafter for next 3 years.
(21)	3/1/2020	1/48 on 4/1/2020; 1/48 monthly thereafter for next 4 years.
(22)	7/1/2022	1/48 on 8/1/2022; 1/48 monthly thereafter for next 4 years.
(23)	9/1/2019	25% on 9/1/2020; 6.25% quarterly thereafter for next 3 years.
(24)	3/1/2020	6.25% on 4/1/2020; 6.25% quarterly thereafter for next 4 years.
(25)	3/1/2021	6.25% on 4/1/2021; 6.25% quarterly thereafter for next 4 years.
(26)	3/1/2022	6.25% on 4/1/2022; 6.25% quarterly thereafter for next 4 years.
(27)	7/1/2022	6.25% on 8/1/2022; 6.25% quarterly thereafter for next 4 years.
Option Exercises and Stock Vested
The following table provides information regarding exercises of option awards and vesting of stock awards by our NEOs in 2022:

	Option Award		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Released on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(1)
Matthew Krepsik	—	—	106,046	355,803
Yuneeb Khan	—	—	29,398	79,963
Connie Chen	—	—	69,618	245,383
Steven Boal	—	—	1,277,395	4,218,685
Scott Raskin	—	—	258,127	929,949
Pamela Strayer	—	—	27,875	174,088
John Kellerman	—	—	21,312	96,728
(1)Calculated by multiplying (i) the closing price of our common stock on the vesting date or if such day is the weekend or a holiday, on the immediately preceding trading day, by (ii) the number of shares of our common stock acquired upon vesting.
CEO Pay Ratio
For the year ended December 31, 2022, the median of the annual total compensation of all employees is $78,987, the annual total compensation of our CEO, Mr. Krepsik, is $4,585,802, and the ratio of this amount to the median of the annual total compensation of all employees is approximately 58 to 1.
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
For purposes of identifying our median compensated employee, we used our global employee population as of December 1, 2022, identified based on our payroll records. We used total compensation as our consistently applied compensation measure. In this context, total compensation means the annual salary or wages, plus target bonuses and commissions as of December 1, 2022. Individuals that did not work for the full year were annualized and amounts paid in foreign currencies were converted to US Dollars based on the applicable average annual exchange rate as of December 1, 2022.
Non-Employee Director Compensation
Non-employee directors receive compensation under our outside director compensation policy (the “Director Compensation Policy”) in the form of equity granted under the terms of our 2013 Plan, and cash, as described below. The policy is reviewed annually by the Compensation Committee in conjunction with the Compensation Committee’s independent compensation consultant in order to inform any decisions with respect to our executive compensation program. They consider multiple factors, including total compensation relative to our peer group, market survey data, board leadership and committees, and board governance trends.
Cash Compensation
In connection with their service as a director and consistent with the Director Compensation Policy, each non-employee director receives an annual cash retainer of $37,500 for serving on our Board. Prior to July 26, 2022 the Lead Independent Director received an additional annual cash retainer of $15,000. Effective as of July 26, 2022, the Lead Independent Director received no additional cash retainer. Effective as of March 23, 2023, the Independent Board Chair receives an additional annual cash retainer of $40,000.
The chairperson and members of the three standing committees of our Board are also entitled to the following additional annual cash retainers:

Board Committee	Chairperson Fee ($)	Member Fee ($)
Audit Committee	21,500	10,000
Compensation Committee	15,000	6,250
Nominating and Corporate Governance Committee	8,000	3,500
Effective as of March 23, 2023, the members of the Strategic Committee, a non-standing committee of the Board whose members consist of Messrs. Gessow, Reece and Wargotz and Ms. Hawkins, receive an annual cash retainer of $10,000.
All cash retainers are paid in quarterly installments to each non-employee director who has served in the relevant capacity for the immediately preceding fiscal quarter no later than 30 days following the end of such preceding fiscal quarter. A non-employee director who has served in the relevant capacity for only a portion of the immediately preceding fiscal quarter will receive a prorated payment of the quarterly payment of the applicable annual cash retainer.
Equity Compensation
Initial grant. Upon appointment to our Board, each non-employee director is granted an award (the “Initial Award”) of RSUs as compensation for his or her service. The number of RSUs subject to the Initial Award is determined by dividing $250,000 by the closing price of our stock on the grant date or as computed in accordance with such other methodology as our Board or Compensation Committee may determine. The grant date of the Initial Award is the fifth trading day of the month immediately following the month in which the individual first becomes a non-employee director. The RSUs subject to the Initial Award vest as to one-third (1/3) of such RSUs on each of the first three anniversaries of the date on which such person first becomes a non-employee director, subject to continued service as a director through the applicable vesting date.
Annual award. Each continuing non-employee director is granted an award of RSUs (the “Annual RSU Award”) on the date of the annual meeting of stockholders as compensation for his or her service. The number of RSUs subject to the Annual Award is determined by dividing $175,000 by the closing price of our stock on the grant date or as computed in accordance with such other methodology as our Board or Compensation Committee may determine. The grant date of the Annual Award is the date of the annual meeting of stockholders. The RSUs subject to the Annual Award vest upon the earlier of (i) the day prior to the next year’s annual meeting of stockholders or (ii) one year from the grant date, subject to continued service as a director through the applicable vesting date.
The following table provides information for the year ended December 31, 2022 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director in 2022.
Non-Employee Director Compensation — 2022

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Kimberly Anstett	24,652	424,998	449,650
Andrew Gessow	63,667	174,998	238,665
Lorraine Hariton	41,000	174,998	215,998
Alison Hawkins	55,250	174,998	230,248
Eric Higgs	42,583	424,996	467,579
Steve Horowitz(2)	17,459	—	17,459
Robert McDonald	77,704	174,998	252,702
Matthew O'Grady(3)	39,239	424,996	464,235
David Oppenheimer	68,515	174,998	243,513
Joseph Reece	35,621	424,996	460,617
Christy Wyatt(4)	12,243	103,102	12,243
(1)The amounts reported reflect the aggregate grant date fair value of RSUs granted during the year as computed in accordance with FASB ASC Topic 718. The assumptions used to calculate these amounts are discussed in Note 10 to our notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 16, 2023. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Note that the amounts reported in this column reflect the accounting cost for these stock awards and do not correspond to the actual economic value that may be received by the directors from them. For Ms. Wyatt, this amount includes the incremental fair value associated with the modification of her outstanding 2021 Annual RSU Award granted an June 3, 2021 to provide for accelerated vesting in connection with her resignation from the Board. This amount is required to be included per SEC disclosure rules and does not reflect a new grant.
(2)Mr. Horowitz resigned from the Board effective June 3, 2022.
(3)Mr. O'Grady's Annual RSU Award of $174,998 and Initial RSU Award of $249,998 was cancelled upon his resignation from the Board, which became effective as of December 31, 2022.
(4)Ms. Wyatt resigned from the Board effective March 24, 2022.

Our non-employee directors held the following number of outstanding stock options and RSU awards as of December 31, 2022.

Name	Stock Options	RSUs
Kimberly Anstett	—	138,240
Andrew Gessow	151,992	55,732
Lorraine Hariton	—	72,584
Alison Hawkins	—	76,182
Eric Higgs	—	96,382
Steve Horowitz(1)	—	—
Robert McDonald	—	55,732
Matthew O'Grady(2)	—	—
David Oppenheimer	21,551	55,732
Joseph Reece	—	111,535
Christy Wyatt(3)	—	—
(1)Mr. Horowitz resigned from the Board effective June 3, 2022.
(2)Mr. O'Grady resigned from the Board effective December 31, 2022 and therefore had no outstanding stock options or RSU awards as of December 31, 2022.
(3)Ms. Wyatt resigned from the Board effective March 24, 2022.
Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee during 2022 consisted of Messrs. Gessow, Higgs, Oppenheimer and Reece. Mr. Reece joined the Compensation Committee in May 2022, pursuant to the Cooperation Agreement, and became Chair in February 2023. None of the current members of the Compensation Committee is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above. Based on its review and discussions, our Compensation Committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Form 10-K/A and our Annual Report for the year ended December 31, 2022.
Submitted by the Compensation Committee of the Board:
Joseph Reece (Chairperson)
Andrew Gessow
David Oppenheimer
Eric D. Higgs

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 31, 2023, except as otherwise indicated, certain information regarding beneficial ownership of our common stock (a) by each person known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock, (b) by each director and nominee for director, (c) by the NEOs (as defined in “Executive Compensation” above) and (d) by all of our current executive officers and directors as a group.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership is based on 98,159,584 shares of common stock outstanding at March 31, 2023. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options held by that person or entity that are currently exercisable or that will become exercisable within 60 days of March 31, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Quotient Technology Inc., 1260 East Stringham Avenue, Suite 600, Salt Lake City, Utah 84106.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent Owned
Directors, Director Nominee(s) and Executive Officers:
Matthew Krepsik(1)	240,023	*
Yuneeb Khan(2)	69,409	*
Connie Chen(3)	694,788	*
Steven Boal(4)	6,756,987	6.88%
Scott Raskin(5)	3,133,171	3.19%
Pamela Strayer(6)	96,156	*
John Kellerman(7)	22,123	*
Kimberly Anstett(8)	—	*
Andrew Jody Gessow(9)	637,743	*
Lorraine Hariton(10)	32,149	*
Alison Hawkins(11)	10,224	*
Eric Higgs(12)	13,550	*
Robert McDonald(13)	95,847	*
David Oppenheimer(14)	83,762	*
Joseph Reece(15)	53,601	*
Michael Wargotz(16)	—	*
All executive officers, directors and director nominee(s) as a group (12 persons)(17)	1,931,096	1.97%
5% Stockholders:
Engaged Capital(18)	8,107,150	8.26%
Lynrock Lake LP(19)	6,567,376	6.69%
Trigran Investments, Inc.(20)	5,203,508	5.30%

•Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
(1)Consists of (i) 97,835 shares held of record by Mr. Krepsik, (ii) 4,688 shares issuable upon the vesting of RSUs within 60 days of March 31, 2023, and (iii) 137,500 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2023.
(2)Consists of (i) 40,010 shares held of record by Mr. Khan, and (ii) 29,399 shares issuable upon the vesting of RSUs within 60 days of March 31, 2023.
(3)Consists of (i) 258,489 shares held of record by Ms. Chen, (ii) 4,687 shares issuable upon the vesting of RSUs within 60 days of March 31, 2023, and (iii) 431,612 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2023.
(4)Based on information set forth in a Form 4 filed with the SEC on July 1, 2022, consists of (i) 2,867,286 shares held of record by Mr. Boal, (ii) 3,237 shares held by the EBB 2011 Trust dated September 23, 2011, of which Stuart Schiff is trustee, (iii) 3,237 shares held by the JMB 2011 Trust dated September 23, 2011, of which Stuart Schiff is trustee, and (iv) 3,237 shares held by the SEB 2011 Trust dated September 23, 2011, of which Stuart Schiff is trustee. This also includes 3,879,990 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2023.
(5)Consists of (i) 1,213,128 shares held of record by Mr. Raskin, and (ii) 1,920,043 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2023. Mr. Raskin stepped down as President effective March 31, 2023.
(6)Based on information set forth in a D&O questionnaire completed by Ms. Strayer for FY’2022 on January 12, 2023, consists of 96,156 shares held of record by Ms. Strayer as of January 6, 2023.
(7)Based on information set forth in a D&O questionnaire completed by Mr. Kellerman for FY’2022 on January 11, 2023, consists of 22,123 shares held of record by Mr. Kellerman as of January 6, 2023.
(8)Ms. Anstett holds no shares of record.
(9)Consists of (i) 85,643 shares held of record by Mr. Gessow, (ii) 400,108 shares held of record by the Gessow Family Trust for which Mr. Gessow serves as trustee and (iii) 151,992 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2023.
(10)Consists of 32,149 shares held of record by Ms. Hariton.
(11)Consists of 10,224 shares held of record by Ms. Hawkins.
(12)Consists of 13,550 shares held of record by Mr. Higgs.
(13)Consists of 95,847 shares held of record by Mr. McDonald.
(14)Consists of (i) 62,211 shares held of record by Mr. Oppenheimer and (ii) 21,551 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2023.
(15)Consists of (i) 35,000 shares held of record by Mr. Reece, and (ii) 18,601 shares issuable upon the vesting of RSUs within 60 days of March 31, 2023,
(16)Mr. Wargotz holds no shares of record.
(17)Consists of (i) 1,131,066 shares beneficially owned by our current directors, director nominee(s) and current executive officers, (ii) 57,375 shares issuable upon the vesting of RSUs within 60 days of March 31, 2023 for the benefit of such individuals and (ii) 742,655 shares that are issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days of March 31, 2023.
(18)Based on information set forth in a Schedule 13D/A filed with the SEC on November 14, 2022 by Engaged Capital, LLC, Engaged Capital Holdings, LLC, Glenn W. Welling, Engaged Capital Flagship Master Fund, LP, Engaged Capital Flagship Fund, LP, and Engaged Capital Flagship Fund, Ltd. (collectively, “Engaged Capital”). Engaged Capital, LLC, Engaged Capital Holdings, LLC and Glenn W. Welling have sole voting power over 8,107,150 of the shares reported, shared voting power over zero shares reported, sole dispositive power over 8,107,150 of the shares reported, and shared dispositive power over zero shares reported. Engaged Capital Flagship Master Fund, LP, Engaged Capital Flagship Fund, LP, and Engaged Capital Flagship Fund, Ltd. have sole voting power over 7,505,432 of the shares reported, shared voting power over zero shares reported, sole dispositive power over 7,505,432 of the shares reported, and shared dispositive power over zero shares reported. The address of each of Engaged Capital Flagship Master Fund, LP and Engaged Capital Flagship Fund, Ltd. is c/o Conyers Trust Company (Cayman) Limited, Cricket Square, Hutchins Drive, P.O. Box 2681, Grand Cayman KY1-1111, Cayman Islands. The address of each of Engaged Capital Flagship Fund, LP., Engaged Capital, LLC, Engaged Capital Holdings, LLC and Mr. Welling is 610 Newport Center Drive, Suite 250, Newport Beach, California 92660.
(19)Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2023 by Lynrock Lake LP, Lynrock Lake Partners LLC and Cynthia Paul (collectively, “Lynrock Lake”). Lynrock Lake has sole voting power over 6,567,376 of the shares reported, shared voting power over zero shares reported, sole dispositive power over 6,567,376 of the shares reported, and shared dispositive power over zero shares reported. The address of Lynrock Lake is 2 International Drive, Suite 130, Rye Brook, NY 10573.
(20)Based on information set forth in a Schedule 13G/A filed with the SEC on February 10, 2023 by Trigran Investments, Inc., Douglas Granat, Lawrence A. Oberman, Steven G. Simon, Bradley F. Simon and Steven R. Monieson (collectively, “Trigran Investments”). Trigran Investments has sole voting power over zero shares reported, shared voting power over 4,789,327 of the shares reported, sole dispositive power over zero shares reported, and shared dispositive power over 5,203,508 of the shares reported. The address of Trigran Investments is 630 Dundee Road, Suite 230, Northbrook, IL 60062.
Equity Compensation Plan Information
Securities Authorized for Issuance Under Equity Compensation Plans
The following table includes information as of December 31, 2022 for equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available For future issuance under equity compensation plans
Equity compensation plans approved by security holders	12,279,032(1)	11.32(2)	11,766,364(3)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	12,279,032		11,766,364
(1)Excludes purchase rights accruing under our 2013 Employee Stock Purchase Plan.
(2)The weighted average exercise price relates solely to outstanding stock option shares since shares subject to RSUs have no exercise price.
(3)Includes 1,598,303 shares of common stock that remain available for purchase under the 2013 Employee Stock Purchase Plan and 10,168,061 shares of common stock that remain available for purchase under our 2013 Plan. Additionally, our 2013 Plan provides for automatic increases in the number of shares available for issuance under it on the first day of each year starting on January 1, 2015 and each subsequent anniversary through 2023, by an amount equal to the smaller of (a) 4% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board. Our 2013 Employee Stock Purchase Plan provides for automatic increases in the number of shares available for issuance under it on the first day of each year starting on January 1, 2015 and each subsequent anniversary through 2023, equal to the smallest of (a) 400,000, (b) 0.5% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Board. The amounts in this table do not include the evergreen increase that was effective on January 1, 2022.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Other than the executive and non-employee director compensation arrangements, including the employment, termination of employment and change in control arrangements, discussed in the “Executive Compensation” section, the indemnification arrangements with our executive officers and non-employee directors, and the transactions described below in this section, we were not party to any transactions since January 1, 2022 in which:
•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.
San Francisco Office Lease
The Company entered into a lease agreement with DW Cal 301 Howard, LLC ("DW Cal") on February 28, 2020, for approximately 15,607 square feet of office space in San Francisco, for a term of 10 years. The total minimum future rental payments for the lease is $16.3 million. DW Cal is a joint venture in which DivcoWest Real Estate Services, LLC is a minority member. Mr. Gessow, one of our independent directors, serves as a Senior Advisor at Divco and is a managing partner at DivCore Equity Partners which is affiliated with Divco. All terms of the lease were negotiated at arms-length. The transaction was presented to our Audit Committee and approved in accordance with our Policy and Procedures with Respect to Transactions with Related Persons; and was also approved by our Board. Mr. Gessow was not involved in decisions regarding the lease or in the Board and Audit Committee's approval thereof.
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
Cooperation Agreement with Engaged Capital, LLC
On May 16, 2022, the Company entered into the Cooperation Agreement with the Engaged Group. The Cooperation Agreement expired by its own terms on March 1, 2023.
Pursuant to the Cooperation Agreement, the Board appointed Matthew O’Grady to the Board to serve as a Class II director and Joseph Reece (together with Mr. O’Grady, the “New Directors”) to the Board to serve as a Class III director. The Board also, on May 24, 2022, appointed Mr. O’Grady to the Nominating and Corporate Governance Committee and Mr. Reece to the Compensation Committee. Mr. O’Grady was also appointed to serve as Lead Independent Director for the duration of the Cooperation Agreement. Effective as of the Company's 2022 annual meeting of stockholders, all Class III directors became Class II directors. Mr. O'Grady resigned as a director effective as of December 31, 2022.
The Board also agreed to nominate for election at the 2022 annual meeting of stockholders Matthew Krepsik, Robert McDonald, and Matthew O’Grady. The Cooperation Agreement having expired as of March 1, 2023, there are no other arrangements or understandings between any of our directors and any other person pursuant to which any person was selected as a director.
Pursuant to the Cooperation Agreement, the Company agreed to seek stockholder approval of an amendment to our charter (i.e., certificate of incorporation), which amendment was approved at the 2022 annual meeting of stockholders. Further, under the terms of the Cooperation Agreement, Steven Boal agreed to retire as CEO no later than the 2022 annual meeting and to not stand for reelection as a director at the 2022 annual meeting, each of which events occurred.
The Cooperation Agreement further provided, among other things, that:
• During the term of the Cooperation Agreement, the number of authorized directors on the Board will not exceed ten directors without the consent of the Engaged Group, with such consent not to be unreasonably withheld.
• During the term of the Cooperation Agreement and for so long as the Engaged Group continuously beneficially owned in the aggregate at least the lesser of (i) 2.5% of outstanding shares of the Company’s common stock and (ii) 2,373,037 shares of common stock, the Engaged Group was entitled to recommend a replacement independent director who is not an affiliate of the Engaged Group in the event any New Director ceases to be a director of the Company for any reason, subject to certain conditions and the approval of the Nominating and Corporate Governance Committee and the Board, such approval not to be unreasonably withheld. Subsequent to Mr. O'Grady's resignation as a director, the Engaged Group recommended a replacement director, Michael Wargotz. On February 22, 2023, the Board appointed Mr. Wargotz to the Board.
• During the term of the Cooperation Agreement, the Engaged Group was subject to customary standstill restrictions, including with respect to nominating persons for election to the Board, submitting any proposal for consideration at any stockholder meeting and soliciting any proxy, consent or other authority to vote from stockholders or conducting any other referendum (including any “withhold,” “vote no” or similar campaign), and acquiring beneficial ownership of, or economic exposure to, more than 9.9% of the Common Stock for so long as the Company’s Tax Benefits Preservation Plan and the rights established thereunder remained in force. The Company Tax Benefits Preservation Plan expired on January 3, 2023.
• During the term of the Cooperation Agreement, the Engaged Group agreed to vote all shares of common stock and voting securities beneficially owned, directly or indirectly, by the Engaged Group at all annual and special meetings as well as in any consent solicitation of the Company’s stockholders (i) in favor of the nominees for director recommended by the Board, (ii) in favor of the board declassification proposal at the 2022 annual meeting of stockholders, and (iii) in accordance with the Board’s recommendation with respect to any other matter (unless Institutional Shareholder Services Inc. issued a contrary recommendation). Pursuant to the Cooperation Agreement, the Engaged Group was permitted to vote on any proposals relating to an extraordinary transaction in its sole discretion.
• Each party agreed not to disparage the other party, subject to certain exceptions.
• During the term of the Cooperation Agreement, each party agreed not to institute a lawsuit against the other party, subject to certain exceptions including the seeking of remedies for a breach of the Cooperation Agreement. Additionally, during the term of the Cooperation Agreement and for an additional two years after its termination, each party agreed not to institute a lawsuit against the other party relating to or arising out of any event occurring on or prior to the date of the Cooperation Agreement.
• By its terms, the Cooperation Agreement was to terminate as of the earliest to occur of (i) 30 calendar days prior to the notice deadline under the Company’s Bylaws for the nomination of director candidates for election to the Board at the Company’s 2023 annual meeting of stockholders, (ii) 120 calendar days prior to the first anniversary of the Company’s 2022 annual meeting of stockholders and (iii) the consummation of an extraordinary transaction. Such termination date was March 1, 2023.
The foregoing summary of the Cooperation Agreement does not purport to be complete and is subject to, and qualified in its entirety, by the full text of the Cooperation Agreement, which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 18, 2022.

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
The policy provides that the Audit Committee reviews transactions subject to the policy and determines whether or not to approve or ratify those transaction. In reviewing transactions subject to the policy, the Audit or the Chair of the Audit Committee, as applicable, considers among other factors it deems appropriate:
•the material terms of the transaction;
•the nature of the related party’s interest;
•the nature of the related party’s relationship with the Company;
•the role of Company employees in arranging the transaction;
•the impact on the independence of any director;
•the costs and benefits to the Company; and
•an assessment of whether the transaction is competitively bid, or otherwise on terms that are fair to the Company and comparable to those that could be obtained in an arms-length negotiation with an unrelated third party.
Director Independence
Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that each of Messrs. Gessow, Higgs, McDonald, Oppenheimer, Reece and Wargotz, along with each of Mses. Hariton, Hawkins, and Anstett, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of the NYSE. Our Board also determined that former directors Steve Horowitz and Matthew O'Grady were independent during the respective periods that each served on our Board.
In considering the independence of the directors, the Board considered the Company's 10-year lease agreement with DW Cal 301 Howard, LLC, a joint venture in which DivcoWest Real Estate Services, LLC is a minority member; and Mr. Gessow's role as Senior Advisor at Divco and as a managing partner at DivCore Equity Partners which is affiliated with Divco. The terms of the lease were negotiated at arms-length and were consistent with market comparisons. Mr. Gessow was not involved in negotiating the lease, making any decisions regarding the lease, or approving the lease. In addition, Divco's share of the total lease payment of $16.3 million was less than 1% of the consolidated gross revenues of each of the Company and Divco in 2020, when we entered into the lease. This level is significantly below the maximum amount permitted under the NYSE listing standards for director independence (i.e., 2% of consolidated gross revenues). Accordingly, the Board determined that Mr. Gessow is independent.

Item 14.     Principal Accountant Fees and Services
During our Fiscal 2022, Ernst & Young served as our independent registered public accounting firm.
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees billed or to be billed by Ernst & Young for professional services rendered with respect to the years ended December 31, 2022 and 2021. All of these services were preapproved by the Audit Committee.

	2022 ($)	2021($)
Audit Fees(1)	3,164,010	2,973,590
Audit-Related Fees	—	—
Tax Fees(2)	—	7,336
All Other Fees(3)	1,850	2,000
TOTAL	3,165,860	2,982,926
(1)“Audit fees” consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, the review of our quarterly consolidated financial statements, and audit services that are normally provided by our independent registered public accounting firm in connection with regulatory filings. The audit fees also include fees for professional services incurred with rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002.
(2)“Tax fees” include fees for professional services related to tax advice. Tax advice fees encompass permissible services mainly related to international tax planning.
(3)"All Other Fees" include subscription fee to Ernst & Young's accounting research tool.

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

PART IV
Item 15.     Exhibits, Financial Statement Schedules.
Documents filed as part of this report are as follows:
1.Consolidated Financial Statements
Our consolidated financial statements are listed in the “Index To Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.
2.Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or the required information has been provided in the consolidated financial statements or in the notes thereto of the Form 10-K.
3.Exhibits
The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	3/11/2016
3.2	Certificate of Designation of the Series A Junior Preferred Stock of the Registrant, dated November 12, 2021	8-A	001-36331	3.1	11/12/2021
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, effective June 29, 2022.	8-K	001-36331	3.1	6/30/2022
3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company.	8-K	001-36331	3.1	1/3/2023
3.5	Amended and Restated Bylaws of the Registrant.	10-Q	001-36331	3.4	8/9/2022
4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	2/25/2014
4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated June 1, 2011.	S-1	333-193692	4.2	1/31/2014
4.3	Tax Benefits Preservation Plan, dated as of November 11, 2021, by and between the Registrant and American Stock Transfer & Trust Company, LLC as rights agent	8-A	001-36331	4.1	11/12/2021
4.4	First Amendment to Tax Benefits Preservation Plan, dated as of November 11, 2021, by and between the Registrant and American Stock Transfer & Trust Company, LLC as rights agent	8-K	001-36331	4.2	4/29/2022
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-36331	4.5	3/16/2023
10.1†	Form of Indemnification Agreement for directors and officers.	S-1/A	333-193692	10.1	2/14/2014
10.2†	2000 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.2	1/31/2014
10.3†	2006 Stock Plan, as amended, and forms of agreement thereunder.	S-1	333-193692	10.3	1/31/2014
10.4†	2013 Equity Incentive Plan.	S-1	333-193692	10.4	1/31/2014
10.5†	Form of Restricted Stock Unit Agreement	10-Q	001-36331	10.6	11/8/2016
10.6†	Form of Restricted Stock Unit Agreement for Non-Employee Directors	10-Q	001-36331	10.1	11/3/2017
10.7†	Form of Option Agreement for Employees	10-Q	001-36331	10.7	11/8/2016
10.8†	Form of Option Agreement for Non-Employee Directors	10-Q	001-36331	10.8	11/8/2016
10.9†	Notice of Grant of Restricted Stock Units for Employees	10-Q	001-36331	10.1	11/9/2018
10.10†	Notice of Grant of Restricted Stock Units for Non-Employee Directors – Initial Award	10-Q	001-36331	10.2	11/3/2017
10.11†	Notice of Grant of Restricted Stock Units for Non-Employee Directors – Annual Grant	10-Q	001-36331	10.3	11/3/2017
10.12†	Amended and Restated 2013 Employee Stock Purchase Plan, dated April 25, 2017	10-Q	001-36331	10.1	5/5/2017
10.13†	Executive Bonus Plan	S-1	333-193692	10.9	2/25/2014

10.14†	Offer Letter of Employment with Scott Raskin, dated August 5, 2019	10-Q	001-36331	10.2	11/8/2019
10.15†	Offer Letter of Employment with Pam Strayer, dated October 31, 2019	10-K	001-36331	10.18	3/2/2020
10.16†	Offer Letter of Employment with Connie Chen, dated August 19, 2013	10-Q	001-36331	10.2	5/10/2021
10.17†	Offer Letter of Employment with Matthew Krepsik, dated March 29, 2021	10-Q	001-36331	10.1	5/5/2022
10.18†	Offer Letter of Employment with Yuneeb Khan, dated March 1, 2022	10-Q	001-36331	10.5	8/9/2022
10.19†	Change of Control Severance Agreement with Steven R. Boal, dated August 2, 2016	10-Q	001-36331	10.3	11/8/2016
10.20†	Change of Control Severance Agreement with Scott Raskin, dated August 5, 2019	10-Q	001-36331	10.3	11/8/2019
10.21†	Amendment to the Change of Control Severance Agreement with Scott Raskin, effective as of May 1, 2022	10-Q	001-36331	10.3	5/5/2022
10.22†	Amendment No. 2 to the Change of Control Severance Agreement with Scott Raskin, effective as of June 10, 2022	10-Q	001-36331	10.9	8/9/2022
10.23†	Change of Control Severance Agreement with Pam Strayer, dated November 11, 2019	10-K	001-36331	10.26	3/2/2020
10.24†	Change of Control Severance Agreement with Connie Chen, effective as of July 26, 2016	10-Q	001-36331	10.3	5/10/2021
10.25†	Amendment No. 1 to the Change of Control Severance Agreement with Connie Chen, effective as of May 1, 2019	10-Q	001-36331	10.4	5/10/2021
10.26†	Amendment No. 2 to the Change of Control Severance Agreement with Connie Chen, effective as of May 1, 2022	10-Q	001-36331	10.4	5/5/2022
10.27†	Amendment No. 3 to the Change of Control Severance Agreement with Connie Chen, effective as of June 10, 2022	10-Q	001-36331	10.11	8/9/2022
10.28†	Change of Control Severance Agreement with Matthew Krepsik, effective as of May 1, 2022	10-Q	001-36331	10.2	5/5/2022
10.29†	Change of Control Severance Agreement with Yuneeb Khan, effective as of July 5, 2022	10-Q	001-36331	10.6	8/9/2022
10.30†	Change of Control Severance Agreement with John Kellerman, effective as of May 1, 2022	10-Q	001-36331	10.7	8/9/2022
10.31†	Form of Amendment to Change of Control Severance Agreement	10-Q	001-36331	10.3	8/9/2019
10.32†	Separation Agreement with Steven Boal, effective May 16, 2022	10-Q	001-36331	10.4	8/9/2022
10.33†	Separation Agreement with Pamela Strayer, effective April 15, 2022	10-Q	001-36331	10.3	8/9/2022
10.34†	Cooperation Agreement by and between Quotient Technology Inc., Engaged Capital LLC and certain of its affiliates, dated May 16, 2022	8-K	001-36331	10.1	5/18/2022
10.35	Office Lease by and between Registrant and DW CAL 301 Howard LLC, dated February 12, 2020.	10-Q	001-36331	10.1	8/5/2020
10.36	Sublease Agreement, dated February 8, 2021 between Quotient Technology Inc. and sPower, LLC.	8-K	001-36331	10.1	2/10/2021

10.37	ABL Agreement by and between Registrant and PNC Bank, National Association	8-K	001-36331	10.1	12/6/2022
10.38	Term Loan Agreement by and between Registrant and Blue Torch Capital LP	8-K	001-36331	10.2	12/6/2022
21.1	List of Subsidiaries of Registrant.	10-K	001-36331	21.1	3/16/2023
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-36331	23.1	3/16/2023
24.1	Power of Attorney (Included on the signature page to this report).	10-K	001-36331	24.1	3/16/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	10-K	001-36331	31.1	3/16/2023
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.	10-K	001-36331	31.2	3/16/2023
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	10-K	001-36331	32.1	3/16/2023
32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	10-K	001-36331	32.2	3/16/2023
101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

†	Indicates a management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibit 32.1 and 32.2 that accompanied the Form 10-K filed on March 16, 2023 are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quotient under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10-K filed on March 16, 2023, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-K/A, Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Quotient Technology Inc.

Date: April 28, 2023	By:	/s/ Matt Krepsik
Matt Krepsik
Chief Executive Officer