Form 10-Q
period 2023-03-31
Quotient Technology Inc.
filed 2023-05-09
CIK 1115128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 4, 2023, the registrant had 98,317,202 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.
INDEX
REPORT ON
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,781	$56,891
Accounts receivable, net of allowance for credit losses of $574 and $706 at March 31, 2023 and December 31, 2022, respectively	81,506	98,049
Prepaid expenses and other current assets	20,114	19,791
Total current assets	146,401	174,731
Property and equipment, net	30,641	28,773
Operating lease right-of-use assets	13,595	14,475
Intangible assets, net	3,530	4,494
Goodwill	128,427	128,427
Other assets	11,054	12,259
Total assets	$333,648	$363,159
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,435	$30,027
Accrued compensation and benefits	9,017	12,060
Other current liabilities	43,824	53,255
Deferred revenues	18,738	15,519
Short-term debt	2,750	2,750
Total current liabilities	95,764	113,611
Operating lease liabilities	19,866	21,221
Other non-current liabilities	744	468
Long-term debt	47,616	48,034
Deferred tax liabilities	2,030	2,030
Total liabilities	166,020	185,364
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized; 250,000 shares designated as Series A Junior Participating Preferred Stock; and no shares issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 98,159,584 and 97,149,665 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	720,689	713,201
Accumulated other comprehensive loss	(1,739)	(1,756)
Accumulated deficit	(551,323)	(533,651)
Total stockholders’ equity	167,628	177,795
Total liabilities and stockholders’ equity	$333,648	$363,159

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$59,267	$78,456
Cost of revenues	30,370	49,078
Gross profit	28,897	29,378
Operating expenses:
Sales and marketing	17,963	21,936
Research and development	5,434	9,756
General and administrative	21,194	22,708
Total operating expenses	44,591	54,400
Loss from operations	(15,694)	(25,022)
Interest expense	(2,338)	(1,154)
Other (expense) income, net	(94)	36
Loss before income taxes	(18,126)	(26,140)
Provision for (benefit from) income taxes	(454)	166
Net loss	$(17,672)	$(26,306)
Net loss per share, basic and diluted	$(0.18)	$(0.28)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	97,450	94,924

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(17,672)	$(26,306)
Other comprehensive income (loss):
Foreign currency translation adjustments	17	(114)
Comprehensive loss	$(17,655)	$(26,420)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Total stockholders' equity, beginning balances	$177,795	$234,702

Common stock and additional paid-in capital:
Beginning balances	$713,202	$731,673
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	(49,090)
Stock-based compensation	8,182	5,944
Exercise of employee stock options	888	—
Payments for taxes related to net share settlement of equity awards	(1,582)	(969)
Ending balance	$720,690	$687,558

Accumulated other comprehensive loss:
Beginning balances	$(1,756)	$(1,099)
Other comprehensive income (loss)	17	(114)
Ending balance	$(1,739)	$(1,213)

Accumulated deficit:
Beginning balances	$(533,651)	$(495,872)
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	38,733
Net loss	(17,672)	(26,306)
Ending balance	$(551,323)	$(483,445)

Total stockholders' equity, ending balances	$167,628	$202,900

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,672)	$(26,306)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,218	4,562
Stock-based compensation	7,867	5,742
Impairment of long-lived and right-of-use assets	—	5,981
Amortization of debt discount and issuance cost	439	247
Allowance (recovery) for credit losses	(134)	(396)
Other non-cash expenses	1,734	1,540
Changes in operating assets and liabilities:
Accounts receivable	16,677	63,348
Prepaid expenses and other assets	(116)	(1,168)
Accounts payable and other liabilities	(19,805)	(46,577)
Payments for contingent consideration and bonuses	—	(19,008)
Accrued compensation and benefits	(3,037)	(8,003)
Deferred revenues	3,219	(5,570)
Net cash used in operating activities	(6,610)	(25,608)

Cash flows from investing activities:
Purchases of property and equipment	(4,771)	(2,557)
Net cash used in investing activities	(4,771)	(2,557)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	888	—
Proceeds from borrowing on line of credit	20,000	—
Repayment of line of credit	(20,000)	—
Payments for taxes related to net share settlement of equity awards	(1,582)	(969)
Principal payments on promissory note and finance lease obligations	—	(89)
Payments for contingent consideration	—	(5,686)
Net cash used in financing activities	(694)	(6,744)
Effect of exchange rates on cash and cash equivalents	(35)	75
Net decrease in cash and cash equivalents	(12,110)	(34,834)
Cash and cash equivalents at beginning of period	56,891	237,417
Cash and cash equivalents at end of period	$44,781	$202,583

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$95	$20
Cash paid for interest	$1,899	$5

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	$771	$900

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business
Quotient Technology Inc. (together with its subsidiaries, the “Company” or "Quotient"), is an industry leading promotions and media technology company that delivers targeted digital promotions and media for advertisers and retailers to reach consumers and drive action. Using its platforms and suite of omnichannel solutions, advertisers can plan, target, deliver and measure performance marketing and brand marketing to impact sales. The Company's network includes the digital properties of retail partners, non-retail publisher partners and consumer packaged goods ("CPG") customers, social media platforms, its direct-to-consumer brand ("DTC"), Shopmium, and its digital out-of-home ("DOOH") properties. This network provides the Company with proprietary and licensed data, including retailers’ point-of-sale ("POS") shopper data, first-party customer behavior and purchase intent data, and location intelligence. With such data powering its platforms, customers and partners use Quotient to leverage consumer insights, target, and engage consumers via digital channels, and integrate marketing and merchandising programs to drive measurable sales results and consumer engagement. To fully leverage the power of the Company's network, the Company has aligned itself around four key product families: promotions, DTC (Shopmium), DOOH, and Retail Ad Network (a solution designed to aggregate individual in-housed retail media networks to enable the planning, buying, execution of scaled yet targeted media campaigns through one centralized platform).
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023, as amended by its subsequent Form 10-K/A, Amendment No. 1, filed with the SEC on April 28, 2023 (collectively, "Annual Report on Form 10-K, as amended").
The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2023 or for any other period.
There have been no significant changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K, as amended, that have had a material impact on its condensed consolidated financial statements and related notes.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, useful lives of intangible assets, estimates related to recoverability of long-lived assets and goodwill, stock-based compensation, legal contingencies, deferred income taxes and associated valuation allowances and distribution fee commitments. These estimates generally require judgments, may involve the analysis of historical trends and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.

Revenue Recognition
The Company primarily generates revenue by providing digital promotions and media solutions to its customers, which consist of advertisers, retail partners and advertising agencies, whereby it uses its proprietary technology platforms to create, target, deliver and analyze these solutions.
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
The Company's digital promotions solutions include its national promotions offering which is non-retailer specific, and its shopper promotions offering which is retail specific. The Company's digital promotions are generally sold on a cost-per-click basis or based on duration (i.e., Duration-Based National Promotions Solution or Duration-Based Shopper Promotions Solution). For a cost-per-click offering, a click refers to the consumer's action of activating a digital promotion through the Company’s proprietary technology platforms by either saving it to a retailer’s loyalty account for automatic digital redemption, or printing it for physical redemption at a retailer. Beginning the first quarter of 2021, the Company introduced its Duration-Based National Promotions Solution, and beginning the first quarter of 2022, the Company introduced its Duration-Based Shopper Promotions Solution. These duration-based offerings provide advertisers access to the Company's proprietary platforms for a specific period of time (i.e., the campaign period) in exchange for a fixed fee. The campaign period in duration-based offerings is generally between seven and twenty-eight days.
The pricing of digital promotions programs typically includes both promotion setup fees and promotion campaign fees. Promotion setup fees are related to the creation of digital promotions and set up of the underlying campaign on Quotient’s proprietary platforms.
Through the third quarter of 2022, the Company determined that setup activities, along with the related digital promotion campaigns, represented a single combined performance obligation because the customer could not benefit from the promotion setup services either on their own or with resources that were readily available to the customer. Accordingly, revenue related to cost-per-click agreements were typically recognized as clicks occurred and revenue related to duration-based campaigns, which provide the customer access to the Company’s proprietary technology platforms each day during the campaign period, were typically recognized ratably over the campaign period.
Beginning the fourth quarter of 2022, because of technological enhancements in the Company's proprietary technology, customers and third parties can benefit from the promotion setup services with readily available resources. More specifically, the Company's proprietary technology now supports independent setup services that can be performed by customers or third parties. As a result, the Company determined that its digital promotion offerings include multiple performance obligations, including the promotion setup services and related digital promotion campaigns. Beginning the fourth quarter of 2022, revenue from promotion setup services for both cost-per-click and duration-based campaigns are recognized as the services are performed. Revenue from digital promotion campaigns is recognized as clicks occur for cost-per-click agreements, and ratably over the campaign period for duration-based campaigns.

Digital Media
Digital media solutions are comprised of national media offerings, shopper media offerings, DOOH offerings and sponsored search offerings. The Company's media offerings enable advertisers and retailers to distribute digital media to promote their brands and products on its retailers' websites, and mobile applications, and through open exchange inventory sources that display its media offerings, including on websites, mobile applications, or digital screens. Pricing for media campaigns is usually determined on a cost-per-impression, cost-per-click or cost-per-acquisition basis. The Company recognizes revenue each time a digital media advertisement is displayed or each time a user clicks on the digital media advertisement displayed on the Company's websites, mobile applications or on third-party websites.
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
With regards to duration-based shopper promotions, the Company has determined that it is the principal because it has discretion in establishing pricing for the delivery of digital coupons. Under these arrangements, the Company reports revenue on a gross basis.
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

Deferred Revenues
Deferred revenues primarily relate to cash received or billings to customers associated with promotion setup fees, promotion campaign fees and digital media fees that are expected to be recognized upon click, delivery of media impressions, or campaign duration, which generally occur within the succeeding twelve months. The Company records deferred revenues, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for the three months ended March 31, 2023 is primarily driven by cash payments of $15.6 million received or due in advance of satisfying our performance obligations, partially offset by $12.4 million of recognized revenue.
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

	Three Months Ended March 31,
	2023	2022
Promotion	$47,206	$50,162
Media	12,061	28,294
Total Revenue	$59,267	$78,456
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
There were no assets or liabilities measured at fair value as of March 31, 2023. The valuation technique used to measure the fair value of money market funds includes using quoted prices in active markets.
The following table represents the change in the contingent consideration (in thousands):

Three Months Ended March 31, 2022
Ubimo
Level 3
Balance at the beginning of period	$22,275
Payments made during the period	(22,275)
Total	$—
During the three months ended March 31, 2022, the Company paid $22.3 million related to Ubimo Ltd.'s ("Ubimo") achievement of financial metrics subject to contingent consideration during the measurement period ending December 31, 2021, and as a result, no liability for contingent consideration in connection with the Company's acquisition of Ubimo existed as of March 31, 2022. Out of the total consideration paid, $5.7 million was originally measured and recorded on the acquisition date and $16.6 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the condensed consolidated statements of operations.
4. Allowance for Credit Losses
The summary of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at the beginning of period	$706	$2,500
Change in provision for expected credit losses	(132)	120
Write-offs charged against the allowance	—	(514)
Balance at the end of period	$574	$2,106

5. Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Software	$78,482	$73,054
Computer equipment	18,547	18,625
Leasehold improvements	5,683	5,740
Furniture and fixtures	2,270	2,304
Total	104,982	99,723
Accumulated depreciation and amortization	(74,016)	(70,982)
Projects in process	(325)	32
Total property and equipment, net	$30,641	$28,773
Depreciation and amortization expense related to property and equipment was $3.2 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively.
The Company capitalized internal use software development and enhancement costs, which is included in Software within "Property and equipment, net" on the condensed consolidated balance sheets, of $5.4 million and $2.5 million during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company had $2.6 million and $1.0 million, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense, and which is recorded as cost of revenues. Once the software is placed into service, the asset is included in Software within "Property and equipment, net". The unamortized capitalized internal use software development costs were $25.8 million and $22.9 million as of March 31, 2023 and December 31, 2022, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Payroll and related expenses	$3,512	$5,031
Commissions	2,303	3,526
Bonus	2,073	2,363
Vacation	1,129	1,140
Total accrued compensation and benefits	$9,017	$12,060

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Distribution fees	$14,507	$23,061
Traffic acquisition cost	7,317	4,804
Operating lease liabilities	6,551	6,325
Legal and audit fees	3,027	3,848
Prefunded liability	2,454	3,071
Rebate liability	771	1,163
Marketing expenses	184	1,007
Liability related to litigation settlement	—	2,250
Other	9,013	7,726
Total other current liabilities	$43,824	$53,255
6. Acquisitions
Acquisition of Ubimo
On November 19, 2019, the Company acquired all outstanding shares of Ubimo, a leading data and media activation company. The total acquisition consideration of $20.7 million consisted of $15.0 million in cash and contingent consideration of up to $24.8 million payable in cash with an estimated fair value of $5.7 million as of the acquisition date. During the three months ended March 31, 2022, the Company paid $22.3 million related to Ubimo's achievement of certain financial metrics subject to contingent consideration during the measurement period ended December 31, 2021.
The acquisition of Ubimo was accounted for as a business combination. Accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date when control was obtained. The Company expensed all transaction costs in the period in which they were incurred. The Company acquired various intangible assets resulting from the acquisition, such as, customer relationships, developed technologies and trade names. The fair value of the customer relationships was determined by using a discounted cash flow model. The fair value of developed technologies was determined by using the relief from royalty method or the with-and-without method. The fair value of trade names was determined by using the relief from royalty method. The excess of the consideration paid over the fair value of the net tangible assets and liabilities and identifiable intangible assets acquired is recorded as goodwill. The goodwill arising from the acquisition is largely attributable to the synergies expected to be realized. None of the goodwill recorded from the acquisition was deductible for income tax purposes.

7. Intangible Assets
The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	March 31, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$29,551	$(29,551)	$—	0.0
Developed technologies	27,080	(25,510)	1,570	0.8
Customer relationships	22,588	(20,980)	1,608	1.4
Domain names	5,939	(5,587)	352	0.0
Promotion service rights	3,018	(3,018)	—	0.0
Trade names	2,818	(2,818)	—	0.0
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(975)	—	0.0
Registered users	409	(409)	—	0.0
	$94,888	$(91,358)	$3,530	0.6

	December 31, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$29,551	$(29,551)	$—	0.0
Developed technologies	27,080	(24,900)	2,180	0.8
Customer relationships	22,588	(20,626)	1,962	1.4
Domain names	5,939	(5,587)	352	0.0
Promotion service rights	3,018	(3,018)	—	0.0
Trade names	2,818	(2,818)	—	0.0
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(975)	—	0.0
Registered users	409	(409)	—	0.0
	$94,888	$(90,394)	$4,494	1.1
As of March 31, 2023 and December 31, 2022, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.
Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $1.0 million and $2.6 million during the three months ended March 31, 2023 and 2022, respectively. Estimated future amortization expense related to intangible assets as of March 31, 2023 is as follows (in thousands):

Total
2023, remaining nine months	$2,619
2024	559
2025	—
2026	—
2027	—
2028 and beyond	—
Total estimated amortization expense	$3,178
8. Debt Obligations
Term Loan Facility
On November 30, 2022, the Company, as borrower, and certain subsidiaries of the Company as guarantors, entered into a Financing Agreement (the "BT Financing Agreement") with Blue Torch Finance LLC, and certain other financial institutions from time to time that may become parties to the agreement (the "Term Loan Lenders").
The BT Financing Agreement provides for a term facility (“BT Term Loan Facility") in an aggregate principal amount of up to $55.0 million. The Company drew the entire $55.0 million aggregate commitment amount in November 2022. The proceeds of the loans made under the BT Financing Agreement are required to be used (i) to refinance the Convertible Senior Notes of the Company issued November 17, 2017 and (ii) to pay all fees, commissions and expenses related to the BT Financing Agreement. Amounts borrowed under the BT Term Loan Facility may be repaid prior to the maturity date. Beginning with the quarter ended March 31, 2023, the BT Term Loan Facility requires quarterly principal payments of $0.7 million until it matures and all remaining outstanding amounts, if any, become due and payable on November 30, 2026. Substantially all of the Company's assets serve as collateral in an event of default per the terms of the BT Financing Agreement.
Interest rates for borrowings under the BT Term Loan Facility are determined by whether the Company elects a secured overnight financing rate loan (“SOFR Loan”) or reference rate loan (”Reference Rate Loan”). For SOFR Loans, the interest rate is based upon the sum of (a) the applicable margin (8.00%), (b) the forward-looking term rate based on SOFR, subject to a floor of 1.50%, and (c) 0.26161%. For Reference Rate Loans, the interest rate is based upon the sum of the applicable margin (7.00%), and the highest of the Prime Rate, Federal Funds Rate plus 0.50%, the forward-looking term rate based on SOFR plus 1.00%, or 2.50%.
The Company incurred $4.3 million of debt issuance costs and fees paid to the Term Loan Lenders in relation to establishing the BT Term Loan Facility, which are capitalized and deferred when incurred and subsequently amortized over the term of the BT Term Loan Facility. Interest expense in relation to the BT Term Loan Facility, including debt discount and debt issuance cost amortization, were $2.1 million and $0.7 million for the three months ended March 31, 2023 and for the year ended December 31, 2022, respectively. The effective interest rate of the Term Loan, including amortization of debt issuance costs was 14.90% for the three months ended March 31, 2023.
The Company paid $0.7 million in principal per the terms of the agreement under the BT Term Loan Facility during the three months ended March 31, 2023.
The BT Term Loan Facility includes conditions to borrowings, representations and warranties, affirmative and negative covenants and events of default customary for financings of this type and size. The Term Loan Facility requires the Company to maintain a maximum leverage ratio, minimum fixed charge coverage ratio, and minimum liquidity of $25.0 million at all times. The BT Term Loan Facility requires mandatory prepayments equal to 75% of Excess Cash Flow (as defined in the BT Financing Agreement) when the Company's maximum leverage ratio is greater than 1.75:1.00, mandatory prepayments equal to 50% of Excess Cash Flow when the maximum leverage ratio is less than or equal to 1.75:1.00 and greater than 1.00:1.00 and mandatory prepayments equal to 25% of Excess Cash Flow when the maximum leverage ratio is less than or equal to 1.00:1.00. The BT Term Loan Facility limits the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments. The BT Term Loan Facility includes customary events of default, which may require the Company to pay an additional 2% interest on the outstanding loans under the BT Term Loan Facility. As of March 31, 2023, the Company was in compliance with its debt covenants under the BT Financing Agreement.

Asset-Based Revolving Credit Facility
On November 30, 2022, the Company, as borrower, and certain subsidiaries of the Company as guarantors, entered into a Financing Agreement (the "PNC Financing Agreement") with PNC Bank, N.A., a national banking association, and certain other financial institutions from time to time that may become parties to the agreement (the ABL "Lenders").
The PNC Financing Agreement provides for an asset-based revolving credit facility (“PNC Revolver Facility”) for available borrowings up to $50.0 million with the actual amount dependent on a “borrowing base” number consisting of the sum of various categories of eligible accounts receivables (the lesser of such number and $50.0 million, the “Line Cap”). The PNC Revolver Facility includes a letter of credit sub-facility in the aggregate availability of $5.0 million as a sublimit of the PNC Revolver Facility. Proceeds from the PNC Revolver Facility are to be used for general corporate purposes. Amounts borrowed under the PNC Revolver Facility may be repaid and, prior to the maturity date, reborrowed. The PNC Revolver Facility matures and all outstanding amounts, if any, become due and payable on September 1, 2026. Substantially all of the Company's assets serve as collateral in an event of default per the terms of the PNC Financing Agreement.
Interest rates for draws upon the PNC Revolver Facility are determined by whether the Company elects a SOFR Loan or Reference Rate Loan. For SOFR Loans, the interest rate is based upon the forward-looking term rate based on SOFR plus an applicable margin (1.75%), subject to a floor of 0.00% plus a SOFR adjustment. For Reference Rate Loans, the interest rate is based upon the sum of (a) the applicable margin (0.75%) and (b) the highest of the overnight bank funding rate plus 0.50%, the sum of daily simple SOFR plus 1.00%, or the commercial lending rate of PNC Bank, N.A.
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
The Company incurred $2.5 million of debt issuance costs and fees paid to the ABL Lenders in relation to the PNC Revolver Facility, and are capitalized and deferred when incurred and subsequently amortized on a straight-line basis over the term of the PNC Revolver Facility, within other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2023, the Company borrowed and repaid $20.0 million under the PNC Revolver Facility.
The PNC Revolver Facility includes conditions to borrowings, representations and warranties, affirmative and negative covenants and events of default customary for financings of this type and size. The PNC Revolver Facility requires the Company to maintain minimum liquidity of $15.0 million at all times and to maintain a fixed charge coverage ratio whenever liquidity is less than $20.0 million. The PNC Revolver Facility limits the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments. The PNC Revolver Facility includes customary events of default, which may require the Company to pay an additional 2% interest on the outstanding loans under the PNC Revolver Facility. As of March 31, 2023, the Company was in compliance with its debt covenants under the PNC Financing Agreement.

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
Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”), performance-based stock and units ("PSUs") to employees, directors and consultants. The shares available will be increased at the beginning of each year by the lesser of (i) 4% of outstanding common stock on the last day of the immediately preceding year, or (ii) such number determined by the Board of Directors and subject to additional restrictions relating to the maximum number of shares issuable pursuant to incentive stock options. Under the 2013 Plan, both the incentive stock options (ISOs) and non-qualified stock options (NSOs) are granted at a price per share not less than 100% of the fair market value on the effective date of the grant. The Board of Directors determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined by the Board of Directors.
Stock Options
The fair value of each option was estimated using the Black-Scholes model on the date of grant for the periods presented using the following assumptions:

Three Months Ended March 31,
2023
Expected life (in years)	6.08
Risk-free interest rate	4.22%
Volatility	55%
Dividend yield	—
The weighted-average grant date fair value of options were $1.88 during the three months ended March 31, 2023. There were no option grants during the three months ended March 31, 2022.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

On March 1, 2021, the Company granted a total of 938,831 performance-based restricted stock units (“2021 PSU Awards”), under the 2013 Plan, to certain executive leaders with a grant date fair value of $13.28. The 2021 PSU Awards represent the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. The 2021 PSU Awards will vest in three years subject to the achievement of certain operating performance goals, stock performance goals and continued employment. The fair value of the PSU Award was measured using a Monte Carlo simulation. As of March 31, 2023, the Company performed an assessment and determined that the likelihood of achievement of certain operating performance goals was not deemed probable. As such, during the three months ended March 31, 2023 and 2022, respectively, no compensation expense was recognized in the Company's condensed consolidated financial statements related to the 2021 PSU Awards.
On March 1, 2022, (“2022 Grant Date”), the Company granted a total of 1,171,494 performance-based restricted stock units (“2022 PSU Awards”), under the 2013 Plan, to certain executive leaders with a grant date fair value of $4.82, $3.87 and $3.14, for each respective tranche. On August 1, 2022, the Company granted an additional 2022 PSU Award of 470,383 shares to an executive with a grant date fair value of $1.14, $0.81, and $0.60 for each respective tranche. The 2022 PSU Awards represent the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. The 2022 PSU Awards vest subject to the achievement of stock performance goals and the awardee being an employee at the time of vesting. Any unvested portion of the 2022 PSU Awards will be forfeited on the third anniversary of the 2022 Grant Date. The fair value of the 2022 PSU Awards was measured using a Monte Carlo simulation. During the three months ended March 31, 2023, the expense recognized in its condensed consolidated financial statements related to the 2022 PSU Awards was $0.7 million.
On March 1, 2023, the Company granted a total of 1,482,033 performance-based restricted stock units ("2023 PSU Awards"), under the 2013 Plan, to certain executive leaders with a grant date fair value of $3.34. The 2023 PSU Awards represent the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. The 2023 PSU Awards will vest in three years subject to the achievement of certain operating performance goals and continued employment. During the three months ended March 31, 2023, the expense recognized in its condensed consolidated financial statements related to the 2023 PSU Awards was $0.1 million.
A summary of the Company’s stock option and RSU, including PSU, award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	9,794,123	7,078,967	$5.45	7,424,230	$6.61	4.38	$121
Increase in shares authorized	3,885,986	—	—	—	—	—	—
Options granted	(100,000)	—	—	100,000	$3.34	—	—
Options exercised	—	—	—	(240,000)	$3.70	—	93
Options canceled or expired	—	—	—	—	—	—	—
RSUs granted	(3,258,426)	3,258,426	$3.35	—	—	—	—
RSUs vested	—	(1,236,031)	$6.91	—	—	—	—
RSUs canceled or expired	186,759	(186,759)	$10.84	—	—	—	—
RSUs vested and withheld for taxes	466,112	—	—	—	—	—	—
Balance as of March 31, 2023	10,974,554	8,914,603	$4.37	7,284,230	$6.66	3.30	$42
Vested and exercisable as of March 31, 2023				6,536,520	$6.96	2.62	$32

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.
The aggregate total fair value of options vested was $1.2 million and $0.9 million during the three months ended March 31, 2023 and 2022, respectively.
Employee Stock Purchase Plan
The Company’s Board of Directors adopted the 2013 Employee Stock Purchase Plan ("ESPP"), which became effective in March 2014, pursuant to which 1,200,000 shares of common stock were reserved for future issuance. In addition, the ESPP provides for annual increases in the number of shares available for issuance on the first day of each year equal to the least of (i) 0.5% of the outstanding shares of common stock on the last day of the immediately preceding year, (ii) 400,000 shares, or (iii) such other amount as may be determined by the Board of Directors. Eligible employees can enroll and elect to contribute up to 15% of their base compensation through payroll withholdings in each offering period, subject to certain limitations. Each offering period is six months in duration. The purchase price of the stock is the lower of 85% of the fair market value on (a) the first day of the offering period or (b) the purchase date.
The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected life (in years)	0.5	0.5
Risk-free interest rate	4.54%	0.07%
Volatility	80%	60%
Dividend yield	—	—

As of March 31, 2023, a total of 2,830,970 shares of common stock were issued under the ESPP, since inception of the plan. As of March 31, 2023, a total of 1,969,030 shares are available for issuance under the ESPP.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP shares included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$222	$532
Sales and marketing	631	891
Research and development	258	967
General and administrative	6,756	3,352
Total stock-based compensation expense	$7,867	$5,742

During the first quarter of 2023, the Company recorded $4.0 million of stock-based compensation expense related to the modification of stock options, RSUs and PSUs granted to the Company's former President pursuant to a separation agreement. Under the original terms of the grant agreements, the unvested stock options, RSUs and PSUs would be forfeited upon termination. The separation agreement extended the period over which the vested options can be exercised, and allowed for accelerated vesting of unvested stock options, RSUs and PSUs upon termination. The expense is included in general and administrative expense in the Company's condensed consolidated statement of operations.
During the three months ended March 31, 2023 and 2022, the Company capitalized stock-based compensation cost of $0.3 million and $0.2 million, respectively, of stock-based compensation expense associated with projects in process and recorded as part of property and equipment, net on the accompanying condensed consolidated balance sheets.
As of March 31, 2023, there was $32.7 million of unrecognized stock-based compensation expense, of which $1.5 million is related to stock options and ESPP shares, and $31.2 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP shares as of March 31, 2023 will be amortized over a weighted-average period of 2.97 years. The total unrecognized stock-based compensation expense related to RSUs as of March 31, 2023 will be amortized over a weighted-average period of 2.78 years.

10. Income Taxes
The Company recorded a benefit from income taxes of $0.5 million and provision for income taxes of $0.2 million during the three months ended March 31, 2023 and 2022, respectively. The provision for (benefit from) income taxes was primarily attributable to the Company’s foreign operations, amortization of tax deductible goodwill from prior acquisitions, and state taxes.
11. Net Loss Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(17,672)	$(26,306)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	97,450	94,924

Net loss per share, basic and diluted	$(0.18)	$(0.28)
The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three
	Months Ended March 31,
	2023	2022
Stock options and ESPP	7,424	6,858
Restricted stock units	8,915	7,529
Shares related to convertible senior notes	—	11,521
	16,339	25,908

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
The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of March 31, 2023, the Company’s lease commitment of $5.0 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's condensed consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.
 All operating lease expense is recognized on a straight-line basis over the lease term. During the three months ended March 31, 2023, the Company recognized $0.8 million in total lease costs, which is comprised of  $1.1 million in operating lease costs for right-of-use assets and a decrease of $0.3 million in short-term lease costs related to short-term operating leases. During the three months ended March 31, 2022, the Company recognized $1.5 million in total lease costs, which is comprised of $1.4 million in operating lease costs for right-of-use assets and $0.1 million in short-term lease costs related to short-term operating leases.
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
Beginning in the first quarter of 2023, the Company subleased its San Francisco, California office space. The sublease term is approximately fifty-four months for approximately 15,607 rentable square feet. During the three months ended March 31, 2023, the Company received sublease income of $0.1 million.
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for operating lease liabilities	$1,556	$1,330
Right-of-use assets obtained in exchange for lease obligations	—	—
 Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2023	December 31, 2022
Operating right-of-use assets reported as:
Operating lease right-of-use assets	$13,595	$14,475

Operating lease liabilities reported as:
Other current liabilities	$6,551	$6,325
Other non-current liabilities	19,866	21,221
Total operating lease liabilities	$26,417	$27,546

Weighted average remaining lease term (in years)	5.4	5.3
Weighted average discount rate	5.0%	5.0%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2023, remaining nine months	$6,086
2024	6,195
2025	4,803
2026	3,344
2027	2,710
2028 and thereafter	7,127
Total lease payments	$30,265

Less: Imputed Interest	(3,848)
Total	$26,417

13. Commitments and Contingencies
Purchase Obligations
The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $19.3 million as of March 31, 2023.
Some of our agreements with retailers include certain guaranteed distribution fees which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. For example, in 2020, the Company's efforts to implement, with The Albertsons Companies ("Albertsons"), one of the Company’s solutions resulted in multiple disputes being raised by each of the parties against the other, one of which disputes resulted in the Company not being able to meet the contractual minimum at the end of the applicable period under the agreement. In order to resolve certain of the disputes regarding the parties' respective obligations, the Company recognized a loss of $8.8 million during the year ended December 31, 2020. This loss was included in cost of revenues on our consolidated statements of operations. On December 8, 2022, the parties agreed to settle the then-pending litigation between them (including claims relating to the contractual minimums), and the Court subsequently entered an order dismissing the case. In connection with the settlement, the Company did not recognize any charges in the fourth quarter of 2022 or the first quarter of 2023, nor does it expect to recognize charges in any future period.
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
The Company believes that material liabilities associated with other existing claims are remote, and therefore, the Company has not recorded any additional accrual for the other existing claims as of March 31, 2023. The Company expenses legal fees in the period in which they are incurred.
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
Result Marketing Group, Ltd. v. Southeastern Grocers et al. On June 17, 2021, Result Marketing Group, Ltd. (“RMG”) filed a complaint in the U.S. District Court for the Middle District of Florida, against Southeastern Grocers, LLC, Bio-Lo, LLC, Winn-Dixie Stores, Inc. (collectively, "SEG") and the Company, which complaint was amended by RMG on September 13, 2021 (the "First Amended Complain"). SEG and the Company (the "Defendants") filed motions to dismiss. Specifically, the Court dismissed counts IV (civil theft) and VII (unjust enrichment) of the First Amended Complaint without prejudice and denied the motions with respect to the other counts. On September 19, 2022, RMG filed its second amended complaint. In the second amended complaint, RMG dropped its civil theft claim and unjust enrichment claim against the Company. The second amended complaint alleges that (i) SEG breached its non-disclosure agreement with RMG by providing the Company with RMG's trade secrets, including the business concept of and "playbook" for a retail media hub; (ii) the Company and SEG misappropriated such trade secrets to develop the SEG Media Hub, and that the Company further misappropriated such trade secrets to develop its "retail performance media platform", which it sells to end users; and (iii) the Company interfered with RMG's contract and prospective business relationship with SEG. RMG contends that SEG defrauded it of no less than $59 million, and seeks compensatory and punitive damages, a constructive trust, and attorney's fees. On October 7, 2022, the Company answered the second amended complaint denying all claims alleged by RMG and asserting affirmative defenses. On April 17, 2023    , RMG and the Company executed a settlement agreement and filed a joint motion to dismiss all claims against the Company with prejudice. In connection with the settlement, the Company does not expect to recognize any charges in the second quarter of 2023 or in any future period.
14. Employee Benefit Plan
The Company maintains a defined-contribution plan in the United States that is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year of continuous employment. The Company’s matching contribution expense was $0.5 million and $0.7 million during the three months ended March 31, 2023 and 2022, respectively.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K filed on March 16, 2023 with the SEC, as amended by our Form 10-K/A, Amendment No. 1, filed with the SEC on April 28, 2023 (collectively, "Annual Report on Form 10-K, as amended"). In addition to historical financial information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences are described in “Risk Factors” set forth in our Annual Report on Form 10-K, as amended, and elsewhere in this Quarterly Report on Form 10-Q.

Overview
Quotient Technology Inc. is an industry leading digital promotions and media technology company that delivers targeted digital promotions and media for advertisers and retailers to reach consumers and drive action. Using our platforms and suite of omnichannel solutions, advertisers can plan, target, deliver and measure performance marketing to impact sales. Our vision is to build the world's leading performance marketing platform that programmatically delivers a variety of targeted digital marketing solutions which advertisers and retailers can purchase to drive measurable improvements in sales and customer loyalty. To fully leverage the power of the Company's network, the Company has aligned itself around four key product families: promotions, our direct-to-consumer ("DTC") brand Shopmium, DOOH, and Retail Ad Network, a solution designed to aggregate individual in-housed retail media networks to enable the planning, buying, execution of scaled yet targeted media campaigns through one centralized platform.
Our customers consist primarily of consumer-packaged goods ("CPG") companies and their brand marketers (together referred to as "advertisers") who want to drive sales and positive brand engagement with shoppers. Our digital marketing platform is designed to produce returns on marketing investment for advertisers by utilizing consumer behavior and intent data and point of sale ("POS") data to deliver the right marketing message and call-to-action to the right consumer at the right time, through multiple touchpoints while consumers are engaged online, out of home and in-store. We partner with retailers, who primarily sell products through physical stores as well as through eCommerce properties, non-retailer publisher websites and other properties. We are primarily focused on the US based grocery retail market and the advertisers who sell products through that channel, and, we are expanding our platform to verticals outside of the grocery retail space.
Over the last five years, we have grown our platform capabilities and our network of marketing channels to reach shoppers through a combination of in-house innovation, partnerships, and acquisitions. Our network includes the digital properties of our retail partners, non-retail publisher partners and CPG customers, social media platforms, DOOH properties, and our DTC brand Shopmium. This network provides Quotient with proprietary and licensed data, including retailers' POS shopper data, first-party consumer behavior and purchase intent data, and location intelligence. With such data powering our platforms, customers and partners use Quotient to leverage consumer insights, target and engage consumers via digital channels, and integrate marketing and merchandising programs to drive measurable sales results and consumer engagement.
More specifically, our network is made up of several different constituencies:
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
Our promotions products include digital rebates, load-to-card loyalty offers, DTC (Shopmium), and digital print and paperless coupons. Our media solutions include display, social, DOOH, Retailer.com display and sponsored search, shoppable event pages, and audience segments. A growing number of campaigns that our customers purchase are integrated campaigns, which combine a mix of digital promotions and/or media solutions within a single campaign. Revenue we earn from these programs is generally determined through a duration-based (also known as time-based) pricing model, or on a cost-per-click, cost-per-impression, or cost-per-acquisition basis.
We generally pay a distribution fee or revenue share to retailers and publishers for activations or redemptions of a digital promotion, for media campaigns, and for use of data for targeting or measurement. We also pay a fee to third-party publishers for traffic acquisition, which consists of delivering campaigns on certain networks or properties. In cases where we control the digital promotion and media advertising inventory before it is transferred to our customers, these distribution, revenue share and third-party service fees are included in our cost of revenues. In cases where we do not control the digital promotion and media advertising inventory, we record revenues on a net basis, and the distribution, revenue-share and third-party service fees are deducted from gross revenues to arrive at net revenues.
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

Macroeconomic Factors
Although as of the end of 2022 the extent of restriction-lifting relating to the COVID-19 pandemic has been widespread, we remain cognizant of the continuing presence of COVID-19 in the U.S. and globally which, though its health-related impact has waned, remains at risk of potentially worsening if virulent variants arise and spread. Additionally, certain macroeconomic-related byproducts of the pandemic, initially supply chain problems and presently persistent inflation, continue to negatively impact our business. If brands or retailers pause, delay, or cancel campaigns due to the negative effects of inflation or due to a further extension of the consumer purchasing behavior changes brought on by the COVID-19 pandemic, there may be an adverse impact on our promotion and media revenue, and, accordingly, the growth of our business. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to the macroeconomic situation.

First Quarter 2023 Overview
Quarterly revenues of $59.3 million in the first quarter of 2023 decreased by $19.2 million, or 24%, as compared to the same period in 2022. The year over year decrease in our quarterly revenues was largely due to a decline in media revenues due to the termination of our partnership with Albertsons, as a result of recognizing more revenue on a net basis due to business model changes and due to certain retail partners bringing media services in-house. Revenues also decreased due to a decline in promotion spending by CPGs.
Our net loss of $17.7 million in the first quarter of 2023 decreased by $8.6 million, as compared to the net loss of $26.3 million in the same period in 2022. The year over year decrease in our quarterly net loss was primarily due to the benefit of a non-recurring impairment charge recorded in the first quarter of 2022 related to certain long-lived and right-of-use assets due to the exit of occupancy of an office space and lower operating expenses due to our continued operational and cost optimization efforts. This was partially offset by a decrease in revenues as discussed in the prior paragraph. While we continue to make important investments in our technology and infrastructure, we remain focused on operational efficiencies and expense management.
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
Adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods. Additionally, it excludes the effects of interest expense; income taxes; other (income) expense net; certain business transformation and strategic initiatives costs; restructuring charges; expenses related to legal settlements; shareholder activism response costs; and impairment of certain long-lived and right-of-use assets. We exclude certain items because we believe that these costs (benefits) do not reflect expected future operating expenses. Additionally, certain items are inconsistent in amounts and frequency, making it difficult to contribute to a meaningful evaluation of our current or past operating performance.
Net loss and Adjusted EBITDA for each of the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(17,672)	$(26,306)
Adjusted EBITDA	1,812	(7,098)
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
•Adjusted EBITDA also does not include the effects of stock-based compensation; depreciation; amortization of acquired intangible assets; interest expense; other (income) expense, net; provision for (benefit from) income taxes; certain business transformation and strategic initiative costs; restructuring charges; expenses related to legal settlements; shareholder activism response costs; and impairment of certain long-lived and right-of-use assets; and
•other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
A reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(17,672)	$(26,306)
Adjustments:
Stock-based compensation	7,867	5,742
Depreciation and amortization	4,218	4,561
Other (1)	5,421	7,621
Interest expense	2,338	1,154
Other expense (income), net	94	(36)
Provision for (benefit from) income taxes	(454)	166
Total adjustments	$19,484	$19,208

Adjusted EBITDA	$1,812	$(7,098)

(1)For the three months ended March 31, 2023, Other includes $2.7 million related to restructuring charges, $2.2 million related to certain business transformation and strategic initiatives costs which includes $0.6 million of costs incurred in the transition and replacement of Coupons.com with Shopmium as our direct-to-consumer offering in the U.S., $0.4 million in expenses related to legal settlements and $0.1 million related to shareholder activism response costs. The three months ended March 31, 2022, Other includes a charge of $6.1 million related to the impairment of certain long-lived and right-of-use assets, $1.4 million related to shareholder activism response costs, and $0.1 million related to restructuring charges. Restructuring charges primarily relate to severance for impacted employees.
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

Trends in Our Industry
In our view, our near-term growth will be driven by how well we take advantage of, and how we are impacted by, several major market trends in our industry:
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
Obtaining high quality promotions, increasing the number of brand-authorized activations, and capitalizing on new pricing/revenue models for promotions. Our ability to grow revenue will depend upon our ability to shift more dollars from our brand customers to our platforms, to continue to obtain high quality promotions, to increase the number of brand-authorized activations available through our platforms, and to capitalize on new pricing/revenue models for promotions, such as duration-based pricing. If we are unable to do any of these, growth in our revenue may be adversely affected.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended March 31,
(in thousands, except percentages)	2023		2022
Revenues	$59,267	100.0%	$78,456	100.0%
Cost of revenues	30,370	51.2%	49,078	62.6%
Gross profit	28,897	48.8%	29,378	37.4%
Operating expenses:
Sales and marketing	17,963	30.3%	21,936	28.0%
Research and development	5,434	9.2%	9,756	12.4%
General and administrative	21,194	35.8%	22,708	28.9%
Total operating expenses	44,591	75.3%	54,400	69.3%
Loss from operations	(15,694)	(26.5)%	(25,022)	(31.9)%
Interest expense	(2,338)	(3.9)%	(1,154)	(1.4)%
Other (expense) income, net	(94)	(0.2)%	36	—%
Loss before income taxes	(18,126)	(30.6)%	(26,140)	(33.3)%
Provision for (benefit from) income taxes	(454)	(0.8)%	166	0.2%
Net loss	$(17,672)	(29.8)%	$(26,306)	(33.5)%
Disaggregated Revenue
The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Promotion	$47,206	$50,162	$(2,956)	(6)%
Media	12,061	28,294	(16,233)	(57)%
Total Revenue	$59,267	$78,456	$(19,189)	(24)%
Comparison of the Three months ended March 31, 2023 and 2022
Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Revenues	$59,267	$78,456	$(19,189)	(24)%

Revenues for the three months ended March 31, 2023 decreased by $19.2 million, or 24%, as compared to the same period in 2022. The decrease in promotion revenues was primarily due to a decline in promotion spending by CPGs, the termination of our partnership with Albertsons, and as a result of recognizing more revenue on a net basis due to business model changes. The decrease in media revenues was primarily due to the termination of our partnership with Albertsons, recognizing more revenue on a net basis due to business model changes, and certain retail partners bringing media services in-house. Revenues from promotion and media campaigns were 80% and 20%, respectively, of total revenues for the three months ended March 31, 2023, as compared to 64% and 36%, respectively, of total revenues during the same period in 2022.
Cost of Revenues and Gross Profit

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Cost of revenues	$30,370	$49,078	$(18,708)	(38)%
Gross profit	$28,897	$29,378	$(481)	(2)%
Gross margin	49%	37%

Cost of revenues for the three months ended March 31, 2023 decreased by $18.7 million, or 38%, as compared to the same period in 2022. The decrease was primarily due to a net decrease of $12.8 million in distribution fees paid to our partners for media and promotion revenues delivered through their platforms as well as, data and traffic acquisition payments for offsite media on non-owned-and-operated properties, a portion of which is now reported net with revenues; a decrease in compensation costs of $2.5 million; a decrease in amortization expense of $1.7 million related to acquired intangible assets; and a decrease in overhead expenses of $1.7 million related to facilities and infrastructure support.
 Gross margin for the three months ended March 31, 2023 increased to 49% from 37%, as compared to the same period in 2022. The increase was primarily due to lower amortization expense related to acquired intangible assets and a higher proportion of revenue recognized net of certain costs.
We expect the cost of revenues during 2023 to increase as revenues increase, in absolute dollars. As revenue increases, we are able to get more leverage on cost of revenues and we would expect gross margins to improve as well.
Sales and Marketing

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Sales and marketing	$17,963	$21,936	$(3,973)	(18)%
Percent of revenues	30%	28%
Sales and marketing expenses consist primarily of compensation provided to our sales and marketing personnel, including salaries and benefits, sales commissions and stock-based compensation, as well as facility costs and other sales and marketing related overhead costs; marketing programs; amortization of acquired intangibles; and travel costs.
Sales and marketing expenses for the three months ended March 31, 2023 decreased by $4.0 million, or 30%, as compared to the same period in 2022. The decrease was primarily the result of a decrease in compensation costs of $3.6 million related to lower personnel costs in connection with our expense management efforts; a decrease in amortization and depreciation expense of $0.9 million; and a decrease in restructuring charges of $0.1 million; partially offset by an increase in business transformation and strategic initiatives costs of $0.6 million.
We expect sales and marketing expenses to remain relatively flat, in absolute dollars, as we continue to invest in sales and marketing in order to support our growth and business objectives.
Research and Development

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Research and development	$5,434	$9,756	$(4,322)	(44)%
Percent of revenues	9%	12%
Research and development expenses consist primarily of compensation provided to our engineering personnel, including salaries, bonuses, benefits, and stock-based compensation, as well as facility costs and other research and development related overhead costs; costs related to development of new products and the enhancement of existing products; and fees for design, testing, consulting, and other related services.
Research and development expenses for the three months ended March 31, 2023 decreased by $4.3 million, or 44%, as compared to the same period in 2022. The decrease was primarily due to a decrease in compensation of $2.3 million related to lower personnel costs in connection with our expense management efforts; an increase in capitalization of internal use software development costs of $2.0 million; and a decrease in overhead expenses related to facilities and infrastructure support of $0.1 million; and partially offset by an increase in restructuring charges of $0.1 million.
We have been primarily focused on the development of new features and functionality of our technology which has increased our overall capitalization of internal use software development costs. Such development includes focus on our technology development efforts relating to our U.S. Shopmium offering as well as continuing development of our Quotient Media and Promotion platform solutions.
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
General and Administrative

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
General and administrative	$21,194	$22,708	$(1,514)	(7)%
Percent of revenues	36%	29%
General and administrative expenses consist primarily of compensation provided to our executives, finance, legal, human resource and administrative personnel, including salaries, bonuses and benefits, and stock-based compensation, as well as facility costs and other general and administrative related overhead costs; and fees paid for professional services, including legal, tax, accounting services, and other related services.

 General and administrative expenses for the three months ended March 31, 2023 decreased by $1.5 million, or 7%, as compared to the same period in 2022. The decrease was primarily due to a non-recurring impairment charge in the first quarter of 2022 related to certain long-lived and right-of-use assets due to the exit of occupancy of an office space of $6.1 million; a decrease in compensation costs of $3.3 million related to lower personnel costs in connection with our expense management efforts; a decrease in shareholder activism costs of $1.3 million; and a decrease in professional services of $1.0 million. These decreases were partially offset by an increase in stock-based compensation of $4.0 million related to the stock option, RSU award and PSU award modifications for our former President in connection with his separation agreement; an increase in restructuring costs of $2.8 million related to severance for impacted employees; an increase in other administrative expenses of $1.6 million; an increase in certain business transformation and strategic initiatives costs of $1.6 million, and an increase in expenses related to legal settlements of $0.2 million.
Interest Expense and Other (Expense) Income, Net

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Interest expense	$(2,338)	$(1,154)	(1,184)	103%
Other (expense) income, net	(94)	36	(130)	(362)%
	$(2,432)	$(1,118)	$(1,314)	118%
 Interest expense is primarily related to the term loan facility and asset-based revolving credit facility. Interest expense for the three months ended March 31, 2023 increased by $1.2 million primarily due to interest payments under the term loan facility.
Other income (expense), net consists primarily of interest income on U.S. Treasury Bills held as cash equivalents and banking-related fees. The increase in other income (expense), net during the three months ended March 31, 2023, as compared to the same period in 2022, was due to the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.
Provision for (benefit from) Income Taxes

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022	$ Change	% Change
Provision for (benefit from) income taxes	$(454)	$166	$(620)	(374)%

The benefit from income taxes of $0.5 million and provision for income taxes of $0.2 million during the three months ended March 31, 2023 and 2022, respectively was primarily attributable to our foreign operations, amortization of tax-deductible goodwill from prior acquisitions, and state taxes.

Liquidity and Capital Resources
We have financed our operations and capital expenditures through cash flows from operations as well as from the proceeds from the term loan facility and asset-based revolving credit facility. As of March 31, 2023, our principal source of liquidity was cash and cash equivalents of $44.8 million, which was held for working capital purposes. Our cash equivalents are comprised primarily of money market funds.
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
In addition, some of our agreements with retailers include certain guaranteed distribution fees which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these guaranteed distribution fees may not be recoverable and any shortfall, if applicable, may be payable by us at the end of the applicable period. We considered various factors in our assessment of whether these guaranteed distribution fees may not be recoverable, including our historical experience with the transaction volumes through comparative retailers, ongoing communications with retailers to increase its marketing efforts to promote our digital platforms, as well as projected revenue and associated revenue share payments.
On November 30, 2022, we entered into the BT Financing Agreement with Blue Torch Finance LLC. The BT Financing Agreement provides for the BT Term Loan Facility in an aggregate principal amount of up to $55.0 million. We drew the entire $55.0 million aggregate commitment amount in November 2022. The proceeds of the loans made under the BT Financing Agreement are required to be used (i) to refinance the Convertible Senior Notes of the Company issued November 17, 2017 and (ii) to pay all fees, commissions and expenses related to the BT Financing Agreement. Amounts borrowed under the BT Term Loan Facility may be repaid prior to the maturity date. The BT Term Loan Facility matures and all outstanding amounts, if any, become due and payable on November 30, 2026. During the three months ended March 31, 2023, we paid $0.7 million in principal per the terms of the BT Financing Agreement.
On November 30, 2022, we entered into the PNC Financing Agreement with PNC Bank, N.A., a national banking association. The PNC Revolver, established pursuant to the PNC Financing Agreement, provides for available borrowings up to $50.0 million with the actual amount dependent on a “borrowing base” number consisting of the sum of various categories of eligible accounts receivables (the lesser of such number and $50.0 million, the “Line Cap”). The PNC Revolver Facility includes a letter of credit sub-facility in the aggregate availability of $5.0 million as a sublimit of the PNC Revolver Facility. Proceeds from the PNC Revolver Facility are to be used for general corporate purposes. Amounts borrowed under the PNC Revolver Facility may be repaid and, prior to the maturity date, reborrowed. The PNC Revolver Facility matures and all outstanding amounts, if any, become due and payable on September 1, 2026. During the three months ended March 31, 2023, we borrowed and repaid $20.0 million under the PNC Revolver Facility.
We believe our existing cash, cash equivalents and cash flow from operations, and access to financing sources, will be sufficient to meet our existing and expected future working capital and capital expenditure needs for the next 12 months and beyond. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. During the period of uncertainty and volatility related to external factors such as global macroeconomic risk of slowdown or recession, we will continue to monitor our liquidity. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to these macroeconomic factors.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(6,610)	$(25,608)
Net cash used in investing activities	(4,771)	(2,557)
Net cash used in financing activities	(694)	(6,744)
Effect of exchange rates on cash and cash equivalents	(35)	75
Net decrease in cash and cash equivalents	$(12,110)	$(34,834)
Operating Activities
Cash from operating activities relates to our net income or loss for the period, adjusted for net non-cash income or expenses, and changes in our operating assets and liabilities.
During the three months ended March 31, 2023, net cash used in operating activities of $6.6 million reflected our net loss of $17.7 million, adjusted for net non-cash expenses of $14.1 million, and cash used as a result of changes in working capital of $3.0 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, allowance (recovery) for credit losses, deferred income taxes, and other non-cash expenses, including amortization of right-of-use asset, amortization of deferred cost, and loss on disposal of property and equipment. The primary uses of cash from working capital items included a decrease in accounts payable and other liabilities of $19.8 million due to timing of services and payments, and a decrease in accrued compensation and benefits of $3.0 million and an increase in prepaid expenses and other assets of $0.1 million, partially offset by a decrease in accounts receivable of $16.7 million due to timing of invoicing and collections and an increase in deferred revenues of $3.2 million due to lower billings for campaigns.
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
During the three months ended March 31, 2023, net cash used in investing activities of $4.8 million reflected purchases of property and equipment, which includes capitalized software development costs, and purchases of technology-related hardware and software to support our growth.
Financing Activities
Our financing activities have consisted primarily of payments made for shares withheld to cover payroll withholding taxes and the issuance of shares of common stock upon the exercise of stock options and the vesting of RSUs.
During the three months ended March 31, 2023, net cash used in financing activities of $0.7 million reflected repayment of line of credit of $20.0 million and payments made for shares withheld to cover the required payroll withholding taxes of $1.6 million in connection with vesting of equity grant awards and partially offset by proceeds from borrowing on line of credit of $20.0 million and proceeds received from issuance of common stock under stock plans of $0.9 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2023.

Contractual Obligations and Commitments
Refer to Note 8 and Note 13 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three months ended March 31, 2023 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as amended.
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
There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as amended.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Such management estimates include, but are not limited to, revenue recognition, collectability of accounts receivable, useful lives of intangible assets, estimates related to recoverability of long-lived assets and goodwill, stock-based compensation, legal contingencies, deferred income taxes and associated valuation allowances and distribution fee commitments. These estimates generally require judgments, may involve the analysis of historical trends and prediction of future trends, and are subject to change from period to period. Actual results may differ from the Company’s estimates, and such differences may be material to the accompanying condensed consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q for further information.
Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2023, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K, as amended, for a more complete discussion on the market risks we encounter.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our CEO and our chief financial officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses of $76.5 million and $45.6 million in 2022 and 2021, respectively, and incurred net losses of $17.7 million for the three months ended March 31, 2023. We have an accumulated deficit of $551.3 million as of March 31, 2023. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:
•retailer partnerships;
•network growth;
•sales and marketing;
•research and development, including new product development;
•our technology infrastructure, business processes, and automation;
•general administration, including legal and accounting expenses;
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

Similarly, weakness in, and uncertainty about, global economic conditions may cause advertisers and retailers to postpone marketing initiatives in response to tighter credit, negative financials news and/or declines in income or asset values. If inflation were to persist or increase, advertisers and retailers could face higher manufacturing, supply chain or related input costs associated with the goods the advertisers and retailers produce and offer for sale, which could make them less apt to spend on advertising. These macroeconomic factors may result in lower expected advertising spend on our solutions and negatively impact our business.
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
Decisions by advertisers or retailers to delay or reduce their digital marketing on our platforms or choose a solution from one of our competitors; changes in our fee arrangements with CPGs, retailers and other commercial partners; or changes in or termination of a partnership with a retailer, such as the termination during 2022 of our relationship with Albertsons and the in-housing of retail media, could also slow our revenue growth or reduce our revenues.
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
However, we cannot provide assurance that we will successfully accomplish any of these actions. Failure to do so could negatively impact our business. Our business is complex and evolving. We may offer new capabilities, service models, process and delivery methods to advertisers and retailers. These new capabilities may change the way we generate and/or recognize revenue, which could introduce variability to our revenue performance, and if such initiatives are unsuccessful, could cause our revenue to decline.
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
The success of our platforms also depends in part on our use of consumer sales data provided by retailers, our access to retailer consumer channels, the size and quality of retailer audiences, and the national scale and reach of our retailer network. If we fail to secure sufficient access to such data through our agreements with retailers or otherwise, or if we are found to be in violation of data acquisition arrangements with retailers causing us to lose access to retailer data and audience, and our network and platforms would be less valuable to advertisers and other business partners.
In addition, we depend on retailers to comply with laws, regulations and industry standards relating to privacy and the use of consumer data. If we and our retail partners cannot timely respond to legal, regulatory and industry changes, or if retailers decide to limit or prohibit use of their data to comply with such changes, our revenue and growth would be impaired. For instance, if in response to changes in state privacy laws such as the California Consumer Privacy Act of 2018 and the amendments thereto under the California Privacy Rights Act, ("the CPRA") (collectively, the " CCPA"), business partners contractually prohibit the “sale” (as defined in the CCPA) or "sharing" (as defined in the CPRA), of loyalty program data, or if retailers materially restrict our use of sales and loyalty card data in light of the CCPA, the Virginia Consumer Data Protection Act, or similar laws or regulations, our business will be negatively affected. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.
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
In addition to other factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:
•impacts of changes in our business model, including pricing model changes and the degree of advertiser and retailer response to this transition, and increasing the proportion of self-service and automated offerings;
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
•our ability to control costs including the costs of obtaining consumer data and of investing, maintaining and enhancing our technology infrastructure;
•increased legal and compliance costs associated with data protection laws and regulations in various jurisdictions, including state privacy laws like the CCPA, which went into effect on January 1, 2020, and its amendments under the CPRA which went into effect on January 1, 2023; the Virginia Consumer Data Protection Act, which also went into effect in January 2023, and in Utah, the Utah Consumer Privacy Act, which goes into effect in December 2023; the invalidation of the EU-U.S. Privacy Shield framework and Swiss-U.S. Privacy Shield Framework in July 2020 and September 2020, respectively; and new follow-on compliance obligations;
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
If the demand for digital promotions does not continue to grow as we expect, or if we fail to successfully address this demand, our business will be harmed. For example, the growth of our revenue and gross margins require increasing or maintaining the number of brands that are using our promotions platforms within each CPG. If our projections regarding the adoption and usage of our promotions platforms by retailers, advertisers (including CPGs) and consumers do not occur or are slower than expected, our business, financial condition, results of operations and prospects will be harmed. Even if we are successful in driving the adoption and usage of promotions platforms by retailers, advertisers and consumers, if our fee arrangements (including product price-dependent arrangements) or transaction volumes, or the mix and quality of offers, change or do not meet our projections, our revenues may be negatively affected. We expect that the market will evolve in ways which may be difficult to predict.
For example, if consumer demand for our national and shopper promotions or our DTC mobile application, Shopmium does not grow as we expect or decreases, our business may be negatively affected. Also, the success of our having transitioned the pricing of promotions offerings from cost-per-acquisition to duration-based pricing depends on meeting forecasted campaign outcomes, and if we do not deliver the forecasted outcomes, advertisers may not respond to this pricing model transition to the degree we anticipate, and our business could be adversely impacted. More generally, if we are unable to grow or successfully respond to changes in the digital promotions market, our business could be negatively affected and our results of operations could be negatively impacted. Our revenues may also be negatively affected if we are unable to manage pricing model transitions.
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
•breadth, quality and relevance of a company's solutions and ability to innovate
•platform security, usability, scalability, reliability and availability;
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
We are subject to competition from large, well-established companies which have significantly greater financial, marketing and other resources than we do, and which have offerings that compete with our platforms or may choose to offer digital promotions and media and audiences as an add-on to their core business on their own or in partnership with one of our competitors that would directly compete with ours. Many of our larger actual and potential competitors have the resources to significantly change the nature of the digital promotions industry to their advantage, which could materially disadvantage us. For example, Alphabet and Facebook, retailers such as Kroger and online retailers such as Amazon have highly trafficked industry platforms which they have leveraged, or could leverage, to distribute digital promotions and media that could negatively affect our business. In addition, these potential competitors may have greater access to first-party data, and may be able to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to attract more consumers and, as a result, more advertisers and retailers, and thereby generate revenues more effectively than we do. Our competitors may offer digital promotions or targeted media campaigns that are similar to the digital promotions and targeted media campaigns we offer or that achieve greater market acceptance than those we offer. We are also subject to competition from smaller companies that launch similar or new products and services that we do not offer and that could gain market acceptance. We may also face claims or lawsuits from our competitors. For example, in February 2021, Catalina Marketing Corporation filed a complaint against us, alleging that we engaged in predatory pricing practices and misleading communications with potential customers in connection with our in-lane promotions solution. While we believe that Catalina's claims are without merit, we could incur substantial costs and resources defending against the claims, and the pendency of the litigation could cause uncertainty among our customers or prospective customers, all of which could have an adverse effect on our business, operating results and financial condition.
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
Because they act on behalf of our advertiser customers, advertising agencies are an area of business focus for us. Lack of support from or, negative recommendations by advertising agencies regarding use of our offerings; or failure by advertising agencies to mention our platforms at all could hurt our business. In addition, if an advertising agency is disappointed with our platforms on a particular campaign or generally, we risk losing the business of the advertiser or retailer for whom the campaign was run, and the business of other advertisers and retailers represented by that agency. Since many advertising agencies are affiliated with other advertising agencies in a larger corporate structure, if we fail to develop and maintain good relations with one advertising agency in such an organization, we may lose business from the affiliated advertising agencies as well.
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

Following the easing of the COVID-19 pandemic restrictions in 2021 and continuing thereafter, we have experienced higher employee attrition and an increasingly competitive market for talent. Factors such as turnover within our executive leadership ranks during 2022 and in early 2023, the significant decline in our stock price during the past several quarters, uncertainty surrounding the impact of stockholder activist campaigns, and continuing industry demand for talent in certain key areas collectively have made it challenging for us to retain talent as well as backfill vacant certain roles with qualified new hires. In addition, if changes in our business such as the transformation of our business strategy and business model and the related operational changes in various areas of our business, cause us to continue to experience a higher-than-anticipated attrition in certain key areas of our business or if we are unable to hire and ramp up new talent quickly enough to materially meet operational needs, particularly in key product areas such as consumer and key functional areas such as engineering and sales, our results of operations could be negatively impacted.
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
We collect, receive, access, generate, store, disclose, share, make accessible, protect, secure, and dispose of, and use (collectively "Process" or "Processing") business and personal information belonging to our users and customers. Because of this, we are subject to a variety of foreign, federal, state, local and municipal laws, regulations and industry standards that relate to privacy, electronic communications, data protection, intellectual property, eCommerce, competition, price discrimination, consumer protection, taxation and the use of promotions. The number and scope of such laws, regulations and industry standards are changing, are subject to differing applications and interpretations and may be inconsistent among countries, or may conflict with other rules, laws or Data Protection Obligations (as defined below). Several new privacy laws recently went or will go into effect in 2023, and legislators in other U.S. states and in foreign countries are considering additional new privacy laws and regulations. We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future laws and obligations may have on our business.
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
The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws. New and more stringent privacy legislation in the United States, could increase our potential liability and adversely affect our business, results of operations, and financial condition. For example, the Virginia Consumer Data Protection Act went into effect on January 1, 2023 and affords consumers similar rights to the CCPA, along with additional rights such as the right to opt out of processing for profiling and targeted advertising purposes. Additionally, Colorado, Utah and Connecticut have passed comprehensive privacy legislation that will go into effect later in 2023 and that impose obligations similar to, but not exactly the same as, California and Virginia laws, and many other states are considering their own privacy legislation. Compliance with any newly enacted privacy and data security laws or regulations may be challenging, costly and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. Additional legislative initiatives in other states, to the extent that they become privacy and data security laws or regulations in such states, may have potentially conflicting requirements that would make compliance challenging. Some countries also are considering, or have passed legislation requiring, local storage and Processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.
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
The legal and regulatory framework for privacy and security issues is rapidly evolving across the globe, and is expected to increase our compliance costs and exposure to liability. We and our service providers and partners are subject to a variety of federal, state and foreign laws, regulations and industry standards regarding privacy, data protection, data security, marketing and consumer protection, which address the Processing of data relating to individuals, as well as the tracking of consumer behavior and other consumer data (“Data Protection Laws”). We are also subject to laws, regulations and industry standards relating to endorsements and influencer marketing. Many of these laws, regulations and industry standards are changing and expanding, including those that offer consumers additional privacy rights with regard to profiling and online behavioral advertising. These laws, regulations and industry standards may be subject to differing interpretations, may be inconsistent among countries, may be costly to comply with or inconsistent among jurisdictions, or may conflict with other rules, laws or Data Protection Obligations.
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
Any failure or perceived failure by us to comply with applicable laws and regulations or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us. Any of the foregoing could also result in significant liability or cause our customers to lose trust in us, any of which could have an adverse effect on our reputation, operations, financial performance and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA and other similar state comprehensive privacy laws, and other state and federal laws relating to privacy and data security. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and selling/sharing practices, allows consumers to opt out of the sale and sharing of personal information with third parties, and provides a private right of action and statutory damages for data breaches. The CCPA, including its amendments under the CPRA, may increase our compliance costs and potential liability. Additionally, the Virginia Consumer Data Protection Act went into effect on January 1, 2023, and affords consumers similar rights to the CCPA, along with additional rights, such as the right to opt-out of processing for profiling and targeted advertising purposes. Colorado, Utah, and Connecticut have also passed comprehensive privacy legislation, which impose obligations similar to but not exactly the same as the California and Virginia laws, that will go into effect in 2023. Additionally, in August 2022, the Federal Trade Commission ("FTC") announced that it is exploring rules to limit commercial surveillance that it views harmful, along with potential for additional information security regulations. New privacy laws and regulations could create the potential for a patchwork of overlapping but different privacy obligations and more stringent United States privacy requirements, which in turn could increase our potential liability and adversely affect our business, results of operations, and financial condition. Compliance with the increasing number of newly enacted privacy and data security laws and regulations may be challenging, costly and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. Additional legislative initiatives, to the extent that they become privacy and data security laws or regulations in various states, may have potentially conflicting requirements that would make compliance challenging. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or similar requirements, which could increase the cost and complexity of providing our products and services and other aspects of our business.
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
If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more of our customers or partners, or if we suffer a cyberattack that impacts our ability to operate our applications, systems or networks, we may suffer material damage to our reputation, business, financial condition and results of operations. Further, we may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. Depending on the facts and circumstances of such an incident, the damages, penalties and costs could be significant and may not be covered by insurance, or could exceed our applicable insurance coverage limits. If the impacts of a security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), it could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to all or part of any future claim or loss. Our risks are likely to increase as we continue to expand our applications, systems, and networks, grow our customer base, and Process, store, and transmit increasingly large amounts of proprietary and sensitive data.

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
We also use small text files (referred to as "cookies"), placed through an Internet browser on a consumer's machine which corresponds to a data set that we keep on our servers, to gather important data to help deliver our solutions. Certain of our cookies, including those that we predominantly use in delivering our solutions through Internet browsers, are known as "third-party" cookies because they are delivered by third parties rather than by us. Our cookies collect information, such as when a consumer views an advertisement, clicks on an advertisement or visits one of our advertisers' websites. In some countries, including countries in the European Economic Area, and certain states within the United States, such as California and Virginia, this information may be considered personal information under applicable Data Protection Laws. When a consumer interacts with our solutions on a mobile device, we may also obtain location-based information about the user's device through our cookies or other tracking technologies. We use these technologies to achieve our customers' campaign goals, to ensure that the same consumer does not unintentionally see the same media too frequently, to report aggregate information to our customers regarding the performance of their digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network. We also use data from cookies to help us decide whether and how much to bid on an opportunity to place an advertisement in a certain Internet location and at a given time in front of a particular consumer. A lack of data associated with or obtained from third-party cookies may detract from our ability to make decisions about which inventory to purchase for a customer's campaign, and thereby may adversely affect the effectiveness of our solution and harm our business.
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

In addition, the EU Directive 2009/136/EC, amending Directive 2002/22/EC, (collectively, referred to as the "Cookie Directive") directs EU Member States to ensure that collecting information on a consumer's computer, such as through a non-essential cookie, is allowed only if the consumer has appropriately given his or her prior freely given, specific, informed and unambiguous consent. Similarly, this Cookie Directive, which also contains specific rules for the sending of marketing communications, limits the use of marketing texts messages and e-mails. Additionally, the "e-Privacy Regulation", which will replace the Cookie Directive with requirements that could be stricter in certain respects, will apply directly to activities within the EU without the need to be transposed in each Member State’s Law, and could impose stricter requirements regarding the use of cookies, marketing e-mails and text messages. Additional penalties for noncompliance have been proposed in connection with the e-Privacy Regulation, although at this time it is unclear whether the e-Privacy Regulation will be approved as it is currently drafted or when its requirements will be effective. We may experience challenges in obtaining appropriate consent to our use of cookies from consumers or to send marketing communications to consumers within the EU, which may affect our ability to run promotions and our operating results and business in European markets, and we may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, may be time consuming to develop or costly to obtain, and may be less effective than our current use of cookies.
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
We deliver digital promotions and media via our platforms, including over our websites and mobile applications, as well as through the websites and mobile applications of our advertisers, retailers and publishers, and other third parties. Our reputation and ability to acquire, retain and serve advertisers and retailers, as well as consumers who use digital promotions or view media on our platforms are dependent upon the reliable performance of our platforms. As the number of our advertiser customers, retailers and consumers; the number of digital promotions, digital media and information shared through our platforms; and the number of network endpoints (for example, DOOH display screens) continue to grow, we will need an increasing amount of network capacity and computing power. Our technology infrastructure and platforms are hosted across two data centers in co-location facilities in California and Virginia. We also operate our applications and services on industry-leading cloud platforms. We have spent and expect to continue to spend substantial amounts in our data centers, cloud platforms, and equipment and related network infrastructure to handle the traffic on our platforms. The operation of these systems is expensive and complex, and could result in operational failures and/or slow remediation response times in the event of a network incident. In the event that the number of transactions or the amount of traffic on our platforms grows more quickly than anticipated, we may be required to incur significant additional costs. In addition, as we scale, we must continually invest in our information technology, and also continue to invest in information security, infrastructure and automation as we strive to reduce complexities and siloed elements of our platforms. Deployment of new software or processes, whether or not relating to the transition from legacy to new IT systems, may adversely affect the performance of our services and harm the customer experience. If we fail to support our platforms or provide a strong customer experience, our ability to retain and attract customers may be negatively affected. Interruptions in these systems or service disruptions, whether due to system failures, computer viruses, malware, ransomware, denial of service attacks, attempts to degrade or disrupt services, or physical or electronic break-ins, could affect the security or availability of our websites, platforms and mobile applications, and prevent advertisers, retailers or consumers from accessing our platforms. A substantial portion of our network infrastructure is hosted by third-party providers. Any disruption in these services or any failure of these providers to handle existing or increased traffic could significantly harm our business. Any financial or other difficulties these providers face may adversely affect our business, and furthermore we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. If we do not maintain or expand our network infrastructure successfully or if we experience operational failures, we could lose current and potential advertisers, retailers and consumers, which could harm our operating results and financial condition.

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
Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 98,159,584 shares of common stock outstanding as of March 31, 2023, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.
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
Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 29% of our outstanding common stock, based on the number of shares outstanding as of March 31, 2023. These stockholders therefore have significant influence over management and affairs, and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of a stockholder's shares of common stock.
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
We may in the future be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity or equity-linked financing, may dilute the interests of our stockholders, and additional debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business. In addition, there are various global risks, such as the uncertain state of the global economy and possible future impacts relating to the ongoing Russia-Ukraine military conflict in Ukraine, that could result in significant disruption to global financial markets, reducing our ability to access capital, which could negatively affect our liquidity in the future.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.         Defaults Upon Senior Securities.
None.

Item 4.         Mine Safety Disclosures.
Not applicable.

Item 5.         Other Information.
None.

Item 6.         Exhibits.

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	3/11/2016
3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Registrant, dated November 12, 2021.	8-A	001-36331	3.1	11/12/2021
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, effective June 29, 2022	8-K	001-36331	3.1	6/30/2022
3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Registrant	8-K	001-36331	3.1	1/3/2023
4.1	Amended and Restated Bylaws of the Registrant.	10-Q	001-36331	3.4	8/9/2022
4.2	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	2/25/2014
10.1†	Separation Agreement with Scott Raskin, effective March 31, 2023					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quotient under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTIENT TECHNOLOGY INC.

Dated: May 9, 2023	By:	/s/ Matt Krepsik
Matt Krepsik
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2023	By:	/s/ Yuneeb Khan
Yuneeb Khan
Chief Operating Officer and Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)