Form 10-Q
period 2023-06-30
Quotient Technology Inc.
filed 2023-08-09
CIK 1115128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q
___________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 3, 2023, the registrant had 99,730,174 shares of common stock outstanding.

QUOTIENT TECHNOLOGY INC.
INDEX
REPORT ON
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,900	$56,891
Accounts receivable, net of allowance for credit losses of $203 and $706 at June 30, 2023 and December 31, 2022, respectively	69,093	98,049
Prepaid expenses and other current assets	26,435	19,791
Total current assets	140,428	174,731
Property and equipment, net	32,065	28,773
Operating lease right-of-use assets	12,703	14,475
Intangible assets, net	2,567	4,494
Goodwill	128,427	128,427
Other assets	10,050	12,259
Total assets	$326,240	$363,159
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,930	$30,027
Accrued compensation and benefits	6,296	12,060
Other current liabilities	44,141	53,255
Deferred revenues	20,059	15,519
Short-term debt	2,750	2,750
Total current liabilities	102,176	113,611
Operating lease liabilities	18,454	21,221
Other non-current liabilities	740	468
Long-term debt	47,197	48,034
Deferred tax liabilities	2,030	2,030
Total liabilities	170,597	185,364
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value—10,000,000 shares authorized; 250,000 shares designated as Series A Junior Participating Preferred Stock; and no shares issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value—250,000,000 shares authorized; 99,112,165 and 97,149,665 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	724,605	713,201
Accumulated other comprehensive loss	(1,742)	(1,756)
Accumulated deficit	(567,221)	(533,651)
Total stockholders’ equity	155,643	177,795
Total liabilities and stockholders’ equity	$326,240	$363,159

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$65,706	$69,251	$124,973	$147,707
Cost of revenues	34,778	37,267	65,148	86,345
Gross profit	30,928	31,984	59,825	61,362
Operating expenses:
Sales and marketing	22,326	21,459	40,289	43,395
Research and development	6,632	7,072	12,066	16,828
General and administrative	15,414	42,869	36,608	65,577
Total operating expenses	44,372	71,400	88,963	125,800
Loss from operations	(13,444)	(39,416)	(29,138)	(64,438)
Interest expense	(2,854)	(1,179)	(5,192)	(2,333)
Other (expense) income, net	153	(417)	59	(381)
Loss before income taxes	(16,145)	(41,012)	(34,271)	(67,152)
Provision for (benefit from) income taxes	(247)	2,346	(701)	2,512
Net loss	$(15,898)	$(43,358)	$(33,570)	$(69,664)
Net loss per share, basic and diluted	$(0.16)	$(0.45)	$(0.34)	$(0.73)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	98,424	95,369	97,941	95,148

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(15,898)	$(43,358)	$(33,570)	$(69,664)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	(235)	14	(349)
Comprehensive loss	$(15,901)	$(43,593)	$(33,556)	$(70,013)

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total stockholders' equity, beginning balances	$167,628	$202,900	$177,795	$234,702

Common stock and additional paid-in capital:
Beginning balances	$720,690	$687,558	$713,202	$731,673
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	—	(49,090)
Stock-based compensation	3,812	17,378	11,994	23,322
Exercise of employee stock options	—	—	888	—
Issuance of common stock, purchase plan	444	824	444	824
Payments for taxes related to net share settlement of equity awards	(340)	(2,531)	(1,922)	(3,500)
Ending balance	$724,606	$703,229	$724,606	$703,229

Accumulated other comprehensive loss:
Beginning balances	$(1,739)	$(1,213)	$(1,756)	$(1,099)
Other comprehensive income (loss)	(3)	(235)	14	(349)
Ending balance	$(1,742)	$(1,448)	$(1,742)	$(1,448)

Accumulated deficit:
Beginning balances	$(551,323)	$(483,445)	$(533,651)	$(495,872)
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	—	38,733
Net loss	(15,898)	(43,358)	(33,570)	(69,664)
Ending balance	$(567,221)	$(526,803)	$(567,221)	$(526,803)

Total stockholders' equity, ending balances	$155,643	$174,978	$155,643	$174,978

See Accompanying Notes to Condensed Consolidated Financial Statements

QUOTIENT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,570)	$(69,664)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	9,047	9,231
Stock-based compensation	11,468	22,869
Impairment of long-lived and right-of-use assets	—	11,448
Amortization of debt discount and issuance cost	879	548
Allowance (recovery) for credit losses	(177)	1,222
Other non-cash expenses	3,480	3,368
Changes in operating assets and liabilities:
Accounts receivable	29,134	78,915
Prepaid expenses and other assets	(6,451)	(2,031)
Accounts payable and other liabilities	(12,957)	(28,944)
Payments for contingent consideration and bonuses	—	(19,008)
Accrued compensation and benefits	(5,757)	(6,283)
Deferred revenues	4,540	(7,741)
Net cash used in operating activities	(364)	(6,070)

Cash flows from investing activities:
Purchases of property and equipment	(9,615)	(8,161)
Net cash used in investing activities	(9,615)	(8,161)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans	1,332	824
Proceeds from borrowing on line of credit	40,000	—
Repayment of line of credit	(40,000)	—
Payments for taxes related to net share settlement of equity awards	(1,922)	(3,499)
Principal payments on term loan	(1,375)	—
Principal payments on promissory note and finance lease obligations	—	(98)
Payments for contingent consideration	—	(5,686)
Net cash used in financing activities	(1,965)	(8,459)
Effect of exchange rates on cash and cash equivalents	(47)	215
Net decrease in cash and cash equivalents	(11,991)	(22,475)
Cash and cash equivalents at beginning of period	56,891	237,417
Cash and cash equivalents at end of period	$44,900	$214,942

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$694	$4,707
Cash paid for interest	$4,053	$1,760

Supplemental disclosures of noncash investing and financing activities:
Fixed asset purchases not yet paid	$860	$1,590

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
Pending Business Combination with CB Neptune Holdings, LLC
On June 20, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CB Neptune Holdings, LLC, a Delaware limited liability company ("Neptune") and NRS Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Neptune ("Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Neptune, a privately held company. Under the terms of the Merger Agreement, Neptune has agreed, subject to certain exceptions, to pay holders of all of the Company's outstanding common stock issued and outstanding as of immediately prior to the Merger, restricted stock units (“RSUs”) outstanding as of immediately prior to the Merger, performance-based restricted stock units (“PSUs”) outstanding as of immediately prior to the Merger and vested and unvested options to acquire common stock, consideration of $4.00 per share of common stock or underlying share of common stock in cash (in the case of options, less the exercise price per share of common stock subject to such option) (the "Per Share Price").
Completion of the Merger and the related transactions (the “Proposed Acquisition”) is subject to customary closing conditions, including (1) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company's common stock; (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”); and (3) the absence of an order or law preventing the Merger. The Merger Agreement also contains certain termination rights of Quotient and Neptune and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Neptune a termination fee of approximately $14 million.
The Proposed Acquisition has been approved by the boards of directors of Neptune and the Company. The Company's board has recommended that Quotient’s stockholders vote to adopt the Merger Agreement and approve the Proposed Acquisition. The Company has filed with the SEC, and has also transmitted to the Company’s stockholders, a definitive proxy statement concerning the Proposed Acquisition ("Definitive Proxy Statement"), the Board’s recommendation that the Company’s stockholders approve the Proposed Acquisition, and specifics of the special meeting of the Company’s stockholders concerning the Proposed Acquisition to be held on September 1, 2023.
The complete text of the Merger Agreement, together with other disclosure documents filed by the Company with the Securities and Exchange Commission ("SEC") that summarize the Proposed Acquisition, may be found in Quotient's filings with the SEC at www.sec.gov on various dates on or after June 20, 2023.
On July 31, 2023, the waiting period under the HSR Act applicable to the Proposed Acquisition expired and, accordingly, the condition relating to the expiration or termination of the HSR Act waiting period has been satisfied.

2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023, as amended by its subsequent Form 10-K/A, Amendment No. 1, filed with the SEC on April 28, 2023 (collectively, "Annual Report on Form 10-K, as amended").
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
Deferred Revenues
Deferred revenues primarily relate to cash received or billings to customers associated with promotion setup fees, promotion campaign fees and digital media fees that are expected to be recognized upon click, delivery of media impressions, or campaign duration, which generally occur within the succeeding twelve months. The Company records deferred revenues, when cash payments are received or become due in advance of the Company satisfying its performance obligations. The increase in the deferred revenue balance for the six months ended June 30, 2023 is primarily driven by cash payments of $18.0 million received or due in advance of satisfying our performance obligations, partially offset by $13.5 million of recognized revenue.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Promotion	$49,082	$42,605	$96,288	$92,767
Media	16,624	26,646	28,685	54,940
Total Revenue	$65,706	$69,251	$124,973	$147,707

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
There were no assets or liabilities measured at fair value as of June 30, 2023. The valuation technique used to measure the fair value of money market funds includes using quoted prices in active markets.
The following table represents the change in the contingent consideration (in thousands):

Six Months Ended June 30, 2022
Ubimo
Level 3
Balance at the beginning of period	$22,275
Payments made during the period	(22,275)
Total	$—
During the six months ended June 30, 2022, the Company paid $22.3 million related to Ubimo Ltd.'s ("Ubimo") achievement of financial metrics subject to contingent consideration during the measurement period ending December 31, 2021, and as a result, no liability for contingent consideration in connection with the Company's acquisition of Ubimo existed as of June 30, 2022. Out of the total consideration paid, $5.7 million was originally measured and recorded on the acquisition date and $16.6 million was recorded subsequent to the acquisition date through changes in fair value of contingent consideration within the condensed consolidated statements of operations.

4. Allowance for Credit Losses
The summary of activity in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at the beginning of period	$574	$2,106	$706	$2,500
Change in provision for expected credit losses	(15)	1,736	(147)	1,856
Write-offs charged against the allowance	(356)	(127)	(356)	(641)
Balance at the end of period	$203	$3,715	$203	$3,715

5. Balance Sheet Components
Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Software	$82,896	$73,054
Computer equipment	18,763	18,625
Leasehold improvements	5,684	5,740
Furniture and fixtures	2,354	2,304
Total	109,697	99,723
Accumulated depreciation and amortization	(77,664)	(70,982)
Projects in process	32	32
Total property and equipment, net	$32,065	$28,773
Depreciation and amortization expense related to property and equipment was $3.9 million and $7.1 million for the three and six months ended June 30, 2023, respectively, and $2.1 million and $4.0 million for the three and six months ended June 30, 2022, respectively.
The Company capitalized internal use software development and enhancement costs, which is included in Software within "Property and equipment, net" on the condensed consolidated balance sheets, of $5.0 million and $10.4 million during the three and six months ended June 30, 2023, respectively, and $5.7 million and $8.2 million during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2023, the Company had $3.0 million and $5.6 million, respectively, and $1.3 million and $2.3 million during the three and six months ended June 30, 2022, respectively, in amortization expense related to internal use software, which is included in property and equipment depreciation and amortization expense, and which is recorded as cost of revenues. Once the software is placed into service, the asset is included in Software within "Property and equipment, net". The unamortized capitalized internal use software development costs were $27.9 million and $22.9 million as of June 30, 2023 and December 31, 2022, respectively.
Accrued Compensation and Benefits
Accrued compensation and benefits consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Commissions	$2,577	$3,526
Payroll and related expenses	2,159	5,031
Vacation	1,250	1,140
Bonus	310	2,363
Total accrued compensation and benefits	$6,296	$12,060

Other Current Liabilities
Other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Distribution fees	$15,862	$23,061
Operating lease liabilities	6,772	6,325
Prefunded liability	6,572	3,071
Traffic acquisition cost	4,324	4,804
Legal and audit fees	1,480	3,848
Liability related to litigation settlement	—	2,250
Other	9,131	9,896
Total other current liabilities	$44,141	$53,255
6. Acquisitions
Acquisition of Ubimo
On November 19, 2019, the Company acquired all outstanding shares of Ubimo, a leading data and media activation company. The total acquisition consideration of $20.7 million consisted of $15.0 million in cash and contingent consideration of up to $24.8 million payable in cash with an estimated fair value of $5.7 million as of the acquisition date. During the six months ended June 30, 2022, the Company paid $22.3 million related to Ubimo's achievement of certain financial metrics subject to contingent consideration during the measurement period ended December 31, 2021.
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

7. Intangible Assets
The following table summarizes the gross carrying amount and accumulated amortization for the intangible assets (in thousands):

	June 30, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$29,551	$(29,551)	$—	0.0
Developed technologies	27,080	(26,120)	960	1.3
Customer relationships	22,588	(21,333)	1,255	1.9
Domain names	5,939	(5,587)	352	0.0
Promotion service rights	3,018	(3,018)	—	0.0
Trade names	2,818	(2,818)	—	0.0
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(975)	—	0.0
Registered users	409	(409)	—	0.0
	$94,888	$(92,321)	$2,567	1.7

	December 31, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Amortization Period (Years)
Media service rights	$29,551	$(29,551)	$—	0.0
Developed technologies	27,080	(24,900)	2,180	0.8
Customer relationships	22,588	(20,626)	1,962	1.4
Domain names	5,939	(5,587)	352	0.0
Promotion service rights	3,018	(3,018)	—	0.0
Trade names	2,818	(2,818)	—	0.0
Vendor relationships	2,510	(2,510)	—	0.0
Patents	975	(975)	—	0.0
Registered users	409	(409)	—	0.0
	$94,888	$(90,394)	$4,494	1.1
As of June 30, 2023 and December 31, 2022, the Company has a domain name with a gross value of $0.4 million with an indefinite useful life that is not subject to amortization.
Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. Amortization expense related to intangible assets subject to amortization was $0.9 million and $1.9 million during the three and six months ended June 30, 2023, respectively, and $2.6 million and $5.2 million during the three and six months ended June 30, 2022, respectively. Estimated future amortization expense related to intangible assets as of June 30, 2023 is as follows (in thousands):

Total
2023, remaining six months	$1,656
2024	559
2025	—
2026	—
2027	—
2028 and beyond	—
Total estimated amortization expense	$2,215
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
The Company incurred $4.3 million of debt issuance costs and fees paid to the Term Loan Lenders in relation to establishing the BT Term Loan Facility, which are capitalized and deferred when incurred and subsequently amortized over the term of the BT Term Loan Facility. Interest expense in relation to the BT Term Loan Facility, including debt discount and debt issuance cost amortization, were $2.0 million and $4.1 million for the three and six months ended June 30, 2023, respectively. The effective interest rate of the Term Loan, including amortization of debt issuance costs, was 15.21% for the three months ended June 30, 2023.
The Company paid $0.7 million and $1.4 million in principal per the terms of the agreement under the BT Term Loan Facility for the three and six months ended June 30, 2023, respectively.
The BT Term Loan Facility includes conditions to borrowings, representations and warranties, affirmative and negative covenants and events of default customary for financings of this type and size. The Term Loan Facility requires the Company to maintain a maximum leverage ratio, minimum fixed charge coverage ratio, and minimum liquidity of $25.0 million at all times. The BT Term Loan Facility requires mandatory prepayments equal to 75% of Excess Cash Flow (as defined in the BT Financing Agreement) when the Company's maximum leverage ratio is greater than 1.75:1.00, mandatory prepayments equal to 50% of Excess Cash Flow when the maximum leverage ratio is less than or equal to 1.75:1.00 and greater than 1.00:1.00 and mandatory prepayments equal to 25% of Excess Cash Flow when the maximum leverage ratio is less than or equal to 1.00:1.00. The BT Term Loan Facility limits the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments. The BT Term Loan Facility includes customary events of default, which may require the Company to pay an additional 2% interest on the outstanding loans under the BT Term Loan Facility. As of June 30, 2023, the Company was in compliance with its debt covenants under the BT Financing Agreement.
Asset-Based Revolving Credit Facility
On November 30, 2022, the Company, as borrower, and certain subsidiaries of the Company as guarantors, entered into a Financing Agreement (the "PNC Financing Agreement") with PNC Bank, N.A., a national banking association, and certain other financial institutions from time to time that may become parties to the agreement (the "ABL Lenders").
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
The Company incurred $2.5 million of debt issuance costs and fees paid to the ABL Lenders in relation to the PNC Revolver Facility, which are capitalized and deferred when incurred and subsequently amortized on a straight-line basis over the term of the PNC Revolver Facility, within other assets on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2023, the Company borrowed and repaid $20.0 million and $40.0 million, respectively, under the PNC Revolver Facility.
The PNC Revolver Facility includes conditions to borrowings, representations and warranties, affirmative and negative covenants and events of default customary for financings of this type and size. The PNC Revolver Facility requires the Company to maintain minimum liquidity of $15.0 million at all times and to maintain a fixed charge coverage ratio whenever liquidity is less than $20.0 million. The PNC Revolver Facility limits the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on any assets, pay dividends or make certain restricted payments. The PNC Revolver Facility includes customary events of default, which may require the Company to pay an additional 2% interest on the outstanding loans under the PNC Revolver Facility. As of June 30, 2023, the Company was in compliance with its debt covenants under the PNC Financing Agreement.

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
Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and RSUs, PSUs to employees, directors and consultants. The shares available will be increased at the beginning of each year by the lesser of (i) 4% of outstanding common stock on the last day of the immediately preceding year, or (ii) such number determined by the Board of Directors and subject to additional restrictions relating to the maximum number of shares issuable pursuant to incentive stock options. Under the 2013 Plan, both the incentive stock options (ISOs) and non-qualified stock options (NSOs) are granted at a price per share not less than 100% of the fair market value on the effective date of the grant. The Board of Directors determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date or such shorter term as may be determined by the Board of Directors.
Stock Options
The fair value of each option was estimated using the Black-Scholes model on the date of grant for the periods presented using the following assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2023	2022
Expected life (in years)	6.02	6.08	6.02
Risk-free interest rate	2.96%	4.22%	2.96%
Volatility	50%	55%	50%
Dividend yield	—	—	—
There were no option grants during the three months ended June 30, 2023. The weighted-average grant date fair value of options was $1.88 during the six months ended June 30, 2023. The weighted-average grant date fair value of options was $2.05 during the three and six months ended June 30, 2022.
Restricted Stock Units and Performance-Based Restricted Stock Units
The fair value of RSUs equals the market value of the Company’s common stock on the date of the grant. The RSUs are excluded from issued and outstanding shares until they are vested.

On March 1, 2021, the Company granted a total of 938,831 performance-based restricted stock units (“2021 PSU Awards”), under the 2013 Plan, to certain executive leaders with a grant date fair value of $13.28. The 2021 PSU Awards represent the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. The 2021 PSU Awards will vest in three years subject to the achievement of certain operating performance goals, stock performance goals and continued employment. The fair value of the PSU Award was measured using a Monte Carlo simulation. As of June 30, 2023, the Company performed an assessment and determined that the likelihood of achievement of certain operating performance goals was not deemed probable. As such, during the three and six months ended June 30, 2023 and 2022, respectively, no compensation expense was recognized in the Company's condensed consolidated financial statements related to the 2021 PSU Awards.
On March 1, 2022, (“2022 Grant Date”), the Company granted a total of 1,171,494 performance-based restricted stock units (“2022 PSU Awards”), under the 2013 Plan, to certain executive leaders with a grant date fair value of $4.82, $3.87 and $3.14, for each respective tranche. On August 1, 2022, the Company granted an additional 2022 PSU Award of 470,383 shares to an executive with a grant date fair value of $1.14, $0.81, and $0.60 for each respective tranche. The 2022 PSU Awards represent the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. The 2022 PSU Awards vest subject to the achievement of stock performance goals and the awardee being an employee at the time of vesting. Any unvested portion of the 2022 PSU Awards will be forfeited on the third anniversary of the 2022 Grant Date. The fair value of the 2022 PSU Awards was measured using a Monte Carlo simulation. During the three and six months ended June 30, 2023, the expense recognized in its condensed consolidated financial statements related to the 2022 PSU Awards was $0.3 million and $1.0 million, respectively.
On March 1, 2023, the Company granted a total of 1,482,033 performance-based restricted stock units ("2023 PSU Awards"), under the 2013 Plan, to certain executive leaders with a grant date fair value of $3.34. The 2023 PSU Awards represent the right to receive shares of the Company’s common stock upon meeting certain vesting conditions. The 2023 PSU Awards will vest in three years subject to the achievement of certain operating performance goals and continued employment. During the three and six months ended June 30, 2023, the expense recognized in its condensed consolidated financial statements related to the 2023 PSU Awards was $0.5 million and $0.6 million, respectively.
A summary of the Company’s stock option and RSU, including PSU, award activity under the 2013 Plan is as follows:

		RSUs Outstanding		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	9,794,123	7,078,967	$5.45	7,424,230	$6.61	4.38	$121
Increase in shares authorized	3,885,986	—	—	—	—	—	—
Options granted	(100,000)	—	—	100,000	$3.34	—	—
Options exercised	—	—	—	(240,000)	$3.70	—	93
Options canceled or expired	—	—	—	—	—	—	—
RSUs granted	(3,328,426)	3,328,426	$3.33	—	—	—	—
RSUs vested	—	(2,116,698)	$5.86	—	—	—	—
RSUs canceled or expired	277,905	(277,905)	$9.48	—	—	—	—
RSUs vested and withheld for taxes	586,826	—	—	—	—	—	—
Balance as of June 30, 2023	11,116,414	8,012,790	$4.43	7,284,230	$6.66	3.05	$386
Vested and exercisable as of June 30, 2023				6,592,197	$6.94	2.43	$262

The aggregate intrinsic value disclosed in the table above is based on the difference between the exercise price of the options and the fair value of the Company’s common stock.
The aggregate total fair value of options vested was $0.1 million and $1.3 million during the three and six months ended June 30, 2023, respectively, and $1.0 million and $1.9 million during the three and six months ended June 30, 2022, respectively.
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
The fair value of the option feature is estimated using the Black-Scholes model for the period presented based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected life (in years)	0.5	0.5	0.50	0.50
Risk-free interest rate	5.26%	1.54%	4.54% - 5.26%	0.07% - 1.54%
Volatility	55%	65%	55% - 80%	60% - 65%
Dividend yield	—	—	—	—

As of June 30, 2023, a total of 3,023,598 shares of common stock were issued under the ESPP, since inception of the plan. As of June 30, 2023, a total of 1,776,402 shares are available for issuance under the ESPP.
Stock-based Compensation Expense
The following table sets forth the total stock-based compensation expense resulting from stock options, RSUs and ESPP shares included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$280	$500	$502	$1,032
Sales and marketing	510	812	1,141	1,703
Research and development	345	674	603	1,641
General and administrative	2,466	15,141	9,222	18,493
Total stock-based compensation expense	$3,601	$17,127	$11,468	$22,869

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
During the three and six months ended June 30, 2023, the Company capitalized $0.2 million and $0.5 million, respectively, and $0.3 million and $0.5 million during the three and six months ended June 30, 2022, respectively, of stock-based compensation expense associated with projects in process and recorded as part of property and equipment, net on the accompanying condensed consolidated balance sheets.
As of June 30, 2023, there was $28.6 million of unrecognized stock-based compensation expense, of which $1.4 million is related to stock options and ESPP shares, and $27.2 million is related to RSUs. The total unrecognized stock-based compensation expense related to stock options and ESPP shares as of June 30, 2023 will be amortized over a weighted-average period of 2.68 years. The total unrecognized stock-based compensation expense related to RSUs as of June 30, 2023 will be amortized over a weighted-average period of 2.64 years.

10. Income Taxes
The Company recorded a benefit from income taxes of $0.2 million and $0.7 million during the three and six months ended June 30, 2023, respectively, and a provision for income taxes of $2.3 million and $2.5 million during the three and six months ended June 30, 2022, respectively. The provision for (benefit from) income taxes was primarily attributable to the Company’s foreign operations, amortization of tax deductible goodwill from prior acquisitions, and state taxes.
11. Net Loss Per Share
The computation of the Company’s basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(15,898)	$(43,358)	$(33,570)	$(69,664)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	98,424	95,369	97,941	95,148

Net loss per share, basic and diluted	$(0.16)	$(0.45)	$(0.34)	$(0.73)
The outstanding common equivalent shares excluded from the computation of the diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three and Six
	Months Ended June 30,
	2023	2022
Stock options and ESPP	7,331	7,222
Restricted stock units	8,013	5,573
Shares related to convertible senior notes	—	11,521
	15,344	24,316

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
The Company has entered into short-term leases primarily for office facilities with an initial term of twelve months or less, and a professional sports team suite with a 20-year term, which it uses for sales and marketing purposes. The effective lease term for the professional sports team suite is based on the cumulative days available for use throughout the 20-year contractual term, which is less than twelve months and therefore is classified as a short-term lease. As of June 30, 2023, the Company’s lease commitment of $5.0 million, relating to the professional sports team suite, expires in 2034, and does not reflect short-term lease costs. These leases are not recorded on the Company's condensed consolidated balance sheet due to the accounting policy election as discussed under Note 2 to the condensed consolidated financial statements.
 All operating lease expense is recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2023, the Company recognized $0.8 million and $1.6 million, respectively, in total lease costs, which is comprised of $1.0 million and $2.1 million, respectively, in operating lease costs for right-of-use assets and a decrease of $0.2 million and $0.5 million, respectively, in short-term lease costs related to short-term operating leases. During the three and six months ended June 30, 2022, the Company recognized $1.3 million and $2.8 million, respectively, in total lease costs, which is comprised of $1.3 million and $2.7 million, respectively, in operating lease costs for right-of-use assets and zero and $0.1 million, respectively, in short-term lease costs related to short-term operating leases.
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
Beginning in the first quarter of 2023, the Company subleased its San Francisco, California office space. The sublease term is approximately fifty-four months for approximately 15,607 rentable square feet. During the six months ended June 30, 2023, the Company received sublease income of $0.1 million.
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$1,676	$1,651	$3,232	$2,981
Right-of-use assets obtained in exchange for lease obligations	—	—	—	—
 Supplemental balance sheet information related to operating leases was as follows (in thousands, except lease term and discount rate):

	June 30, 2023	December 31, 2022
Operating right-of-use assets reported as:
Operating lease right-of-use assets	$12,703	$14,475

Operating lease liabilities reported as:
Other current liabilities	$6,772	$6,325
Other non-current liabilities	18,454	21,221
Total operating lease liabilities	$25,226	$27,546

Weighted average remaining lease term (in years)	5.1	5.3
Weighted average discount rate	5.0%	5.0%

Maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
2023, remaining six months	$4,581
2024	6,194
2025	4,803
2026	3,344
2027	2,710
2028 and thereafter	7,127
Total lease payments	$28,759

Less: Imputed Interest	(3,533)
Total	$25,226

13. Commitments and Contingencies
Purchase Obligations
The Company has unconditional purchase commitments, primarily related to distribution fees, software license fees and marketing services, of $17.0 million as of June 30, 2023.
Some of our agreements with retailers include certain guaranteed distribution fees which, in some cases, may apply to multiple annual periods. If the adoption and usage of our platforms do not meet projections or minimums, these guaranteed distribution fees may not be recoverable and any shortfall may be payable by us at the end of the applicable period. We considered various factors in our assessment including our historical experience with the transaction volumes through the retailer and comparative retailers, ongoing communications with the retailer to increase its marketing efforts to promote the digital platform, as well as the projected revenues, and associated revenue share payments. For example, in 2020, the Company's efforts to implement, with The Albertsons Companies ("Albertsons"), one of the Company’s solutions resulted in multiple disputes being raised by each of the parties against the other, one of which disputes resulted in the Company not being able to meet the contractual minimum at the end of the applicable period under the agreement. In order to resolve certain of the disputes regarding the parties' respective obligations, the Company recognized a loss of $8.8 million during the year ended December 31, 2020. This loss was included in cost of revenues on our consolidated statements of operations. On December 8, 2022, the parties agreed to settle the then-pending litigation between them (including claims relating to the contractual minimums), and the Court subsequently entered an order dismissing the case. In connection with the settlement, the Company did not recognize any charges in the fourth quarter of 2022 or the first six months of 2023, nor does it expect to recognize charges in any future period.
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
The Company believes that material liabilities associated with other existing claims are remote, and therefore, the Company has not recorded any additional accrual for the other existing claims as of June 30, 2023. The Company expenses legal fees in the period in which they are incurred.
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
Result Marketing Group, Ltd. v. Southeastern Grocers et al. On June 17, 2021, Result Marketing Group, Ltd. (“RMG”) filed a complaint in the U.S. District Court for the Middle District of Florida, against Southeastern Grocers, LLC, Bio-Lo, LLC, Winn-Dixie Stores, Inc. (collectively, "SEG") and the Company, which complaint was amended by RMG on September 13, 2021 (the "First Amended Complain"). SEG and the Company (the "Defendants") filed motions to dismiss. Specifically, the Court dismissed counts IV (civil theft) and VII (unjust enrichment) of the First Amended Complaint without prejudice and denied the motions with respect to the other counts. On September 19, 2022, RMG filed its second amended complaint. In the second amended complaint, RMG dropped its civil theft claim and unjust enrichment claim against the Company. The second amended complaint alleges that (i) SEG breached its non-disclosure agreement with RMG by providing the Company with RMG's trade secrets, including the business concept of and "playbook" for a retail media hub; (ii) the Company and SEG misappropriated such trade secrets to develop the SEG Media Hub, and that the Company further misappropriated such trade secrets to develop its "retail performance media platform", which it sells to end users; and (iii) the Company interfered with RMG's contract and prospective business relationship with SEG. RMG contends that SEG defrauded it of no less than $59 million, and seeks compensatory and punitive damages, a constructive trust, and attorney's fees. On October 7, 2022, the Company answered the second amended complaint denying all claims alleged by RMG and asserting affirmative defenses. On April 17, 2023    , RMG and the Company executed a settlement agreement and filed a joint motion to dismiss all claims against the Company with prejudice. On May 20, 2023, the District Court entered an order dismissing the Company from the case with prejudice. In connection with the settlement, the Company did not recognize any charges in the second quarter of 2023 and does not expect to recognize any charges in any future period.
O’Dell v. Quotient Technology Inc.; Wang v. Quotient Technology Inc. On July 26, 2023, Ryan O’Dell, a purported Quotient stockholder, filed a complaint in the U.S. District Court for the Southern District of New York ("SDNY") naming the Company and each member of the Company’s Board of Directors individually as defendants. On July 28, 2023, Elaine Wang, a purported Quotient stockholder, filed a virtually identical complaint also in the SDNY against the Company and each member of the Company's board of directors individually as defendants. The complaint asserts claims against all defendants under Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, for issuing Quotient’s preliminary proxy statement with allegedly false and misleading statements of material facts and omissions of material facts, and against the individual defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements of material facts and omissions of material facts. The allegations in the complaints include that the preliminary proxy statement related to the Proposed Acquisition, filed by the Company with the SEC on July 14,

2023 ("Preliminary Proxy Statement"), omitted material information regarding Quotient’s financial projections and the analyses performed by Houlihan Lokey. The complaints seek, among other things: (i) an injunction enjoining the consummation of the Merger; (ii) rescission or rescissory damages in the event the Merger Agreement is consummated; (iii) direction that defendants account for all damages suffered as a result of any misconduct; (iv) costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees; and (v) other relief the court may deem just and proper. While it is not possible at this time to predict with any degree of certainty the ultimate outcome of these actions, the Company believes that these claims lack merit. Additional lawsuits and demands arising out of the Merger may be filed or received in the future.
14. Employee Benefit Plan
The Company maintains a defined-contribution plan in the United States that is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. Eligible employees may elect to contribute to the 401(k) plan. The Company provides a match of up to the lesser of 3% of each employee’s annual salary or $6,000, which vests immediately for employees with tenure of over a year of continuous employment. The Company’s matching contribution expense was $0.5 million and $1.0 million during the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.3 million during the three and six months ended June 30, 2022, respectively.

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
Pending Business Combination with Neptune
On June 20, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CB Neptune Holdings, LLC, a Delaware limited liability company ("Neptune") and NRS Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Neptune ("Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into Quotient (the “Merger”), with Quotient continuing as the surviving corporation and as a wholly-owned subsidiary of Neptune, a privately held company. Under the terms of the Merger Agreement, Neptune has agreed, subject to certain exceptions, to pay holders of all of our outstanding common stock issued and outstanding as of immediately prior to the Merger, restricted stock units (“RSUs”) outstanding as of immediately prior to the Merger, performance-based restricted stock units (“PSUs”) outstanding as of immediately prior to the Merger and vested and unvested options to acquire common stock, consideration of $4.00 per share of common stock or underlying common stock in cash (in the case of options, less the exercise price per share of common stock subject to such option).
Completion of the Merger and the related transactions (the “Proposed Acquisition”) is subject to customary closing conditions, including (1) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Quotient’s common stock; (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”); and (3) the absence of an order or law preventing the Merger. The Merger Agreement also contains certain termination rights of Quotient and Neptune and provides that, upon the termination of the Merger Agreement under specified circumstances, Quotient will be required to pay Neptune a termination fee of approximately $14 million.
The Proposed Acquisition has been approved by the boards of directors of Neptune and the Company. Our board has recommended that Quotient’s stockholders vote to adopt the Merger Agreement and approve the Proposed Acquisition. We have filed with the SEC, and have also transmitted to our stockholders, our Definitive Proxy Statement concerning the Proposed Acquisition, the Board’s recommendation that our stockholders approve the Proposed Acquisition, and specifics of the special meeting of our stockholders concerning the Proposed Acquisition to be held on September 1, 2023.
The complete text of the Merger Agreement, together with other disclosure documents filed by the Company with the SEC that summarize the Proposed Acquisition, may be found in Quotient's filings with the SEC at www.sec.gov on various dates on or after June 20, 2023.
On July 31, 2023, the waiting period under the HSR Act applicable to the Proposed Acquisition expired and, accordingly, the condition relating to the expiration or termination of the HSR Act waiting period has been satisfied.
If we consummate the Merger, we will become a wholly-owned subsidiary of Neptune, a privately-held company. Accordingly, the remainder of the discussion in this “Overview” section—which assumes we remain a standalone business—should be read with the understanding that should the Merger be completed, Neptune will have the power to control the conduct of our business and we will cease to be a publicly-traded company.
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
Macroeconomic Factors
Although as of the end of 2022 the extent of restriction-lifting relating to the COVID-19 pandemic has been widespread, we remain cognizant of the continuing presence of COVID-19 in the U.S. and globally which, though its health-related impact has waned, remains at risk of potentially worsening if virulent variants arise and spread. Additionally, certain macroeconomic-related byproducts of the pandemic, initially supply chain problems and presently persistent inflation, continue to negatively impact our business. If brands or retailers pause, delay, or cancel campaigns due to the negative effects of inflation or due to a further extension of the consumer purchasing behavior changes brought on by the COVID-19 pandemic or related macroeconomic conditions, there may be an adverse impact on our promotion and media revenue, and, accordingly, the growth of our business. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to the macroeconomic situation.

Second Quarter 2023 Overview
Quarterly revenues of $65.7 million in the second quarter of 2023 decreased by $3.5 million, or 5%, as compared to the same period in 2022. The year over year decrease in our quarterly revenues was largely due to a decline in media revenues due to retail partners transitioning away from managed services; partially offset by an increase in promotion spending by CPGs.

Our net loss of $15.9 million in the second quarter of 2023 decreased by $27.5 million, as compared to the net loss of $43.4 million in the same period in 2022. The year over year decrease in our quarterly net loss was primarily due to the benefit of non-recurring impairment charges recorded in the second quarter of 2022 related to certain long-lived and right-of-use assets due to the exit of occupancy of an office space and certain capitalized software assets, and lower operating expenses due to our continued operational and cost optimization efforts. This was partially offset by a decrease in revenues as discussed in the prior paragraph.
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
Net loss and Adjusted EBITDA for each of the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(15,898)	$(43,358)	$(33,570)	$(69,664)
Adjusted EBITDA	3,010	(1,270)	4,822	(8,368)
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

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable U.S. GAAP financial measure, for each of the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(15,898)	$(43,358)	$(33,570)	$(69,664)
Adjustments:
Stock-based compensation	3,601	17,127	11,468	22,869
Depreciation and amortization	4,829	4,670	9,047	9,231
Other (1)	8,024	16,349	13,445	23,970
Interest expense	2,854	1,179	5,192	2,333
Other expense (income), net	(153)	417	(59)	381
Provision for (benefit from) income taxes	(247)	2,346	(701)	2,512
Total adjustments	$18,908	$42,088	$38,392	$61,296

Adjusted EBITDA	$3,010	$(1,270)	$4,822	$(8,368)

(1)For the three and six months ended June 30, 2023, Other includes $6.9 million and $9.1 million, respectively, related to certain business transformation and strategic initiatives costs which include $4.1 million and $4.7 million, respectively, of costs incurred in the transition and replacement of Coupons.com with Shopmium as our direct-to-consumer offering in the U.S.; $0.7 million and $3.4 million, respectively, related to restructuring charges; $0.3 million and $0.7 million, respectively, consisting of expenses related to legal settlements; and $0.1 million and $0.2 million, respectively, related to shareholder activism response costs. For the three and six months ended June 30, 2022, Other includes a charge of $5.3 million and $11.4 million, respectively, related to the impairment of certain long-lived and right-of-use assets; $3.7 million and $5.1 million, respectively, related to shareholder activism response costs; $4.8 million in both respective periods related to legal settlements; and $2.6 million and $2.7 million, respectively, related to restructuring charges. Restructuring charges primarily relate to severance for impacted employees.
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

Results of Operations
The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenues for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023		2022		2023		2022
Revenues	$65,706	100.0%	$69,251	100.0%	$124,973	100.0%	$147,707	100.0%
Cost of revenues	34,778	52.9%	37,267	53.8%	65,148	52.1%	86,345	58.5%
Gross profit	30,928	47.1%	31,984	46.2%	59,825	47.9%	61,362	41.5%
Operating expenses:
Sales and marketing	22,326	34.0%	21,459	31.0%	40,289	32.2%	43,395	29.4%
Research and development	6,632	10.1%	7,072	10.2%	12,066	9.7%	16,828	11.4%
General and administrative	15,414	23.5%	42,869	61.9%	36,608	29.3%	65,577	44.4%
Total operating expenses	44,372	67.5%	71,400	103.1%	88,963	71.2%	125,800	85.2%
Loss from operations	(13,444)	(20.6)%	(39,416)	(56.9)%	(29,138)	(23.3)%	(64,438)	(43.6)%
Interest expense	(2,854)	(4.3)%	(1,179)	(1.7)%	(5,192)	(4.2)%	(2,333)	(1.6)%
Other (expense) income, net	153	0.2%	(417)	(0.6)%	59	—%	(381)	(0.3)%
Loss before income taxes	(16,145)	(24.7)%	(41,012)	(59.2)%	(34,271)	(27.5)%	(67,152)	(45.5)%
Provision for (benefit from) income taxes	(247)	(0.4)%	2,346	3.4%	(701)	(0.6)%	2,512	1.7%
Net loss	$(15,898)	(24.3)%	$(43,358)	(62.6)%	$(33,570)	(26.9)%	$(69,664)	(47.2)%

Disaggregated Revenue
The following table presents our revenues disaggregated by type of services. The majority of our revenue is generated from sales in the United States.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Promotion	$49,082	$42,605	$6,477	15%	$96,288	$92,767	$3,521	4%
Media	16,624	26,646	(10,022)	(38)%	28,685	54,940	(26,255)	(48)%
Total Revenue	$65,706	$69,251	$(3,545)	(5)%	$124,973	$147,707	$(22,734)	(15)%

Comparison of the Three and Six months ended June 30, 2023 and 2022
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues	$65,706	$69,251	$(3,545)	(5)%	$124,973	$147,707	$(22,734)	(15)%
Revenues for the three months ended June 30, 2023 decreased by $3.5 million, or 5%, as compared to the same period in 2022. The decrease in media revenues was primarily due to retail partners transitioning away from managed services. This was partially offset by an increase in promotion revenue due to higher promotion spending by CPGs. Revenues from promotion and media campaigns were 75% and 25%, respectively, of total revenues for the three months ended June 30, 2023, as compared to 62% and 38%, respectively, of total revenues during the same period in 2022.
Revenues for the six months ended June 30, 2023 decreased by $22.7 million, or 15%, as compared to the same period in 2022, and include the recognition of $1.7 million of revenue previously deferred that should have been recognized in prior periods as the underlying performance obligations were satisfied in prior periods. The decrease in media revenues was primarily due to the termination of our partnership with Albertsons, our recognizing more revenue on a net basis due to business model changes, and retail partners moving away from managed services. This was partially offset by an increase in promotion revenue due to higher promotion spending by CPGs. Revenues from digital promotion and media campaigns were 77% and 23%, respectively, of total revenues for the six months ended June 30, 2023, as compared to 63% and 37%, respectively, of total revenues during the same period in 2022.
Cost of Revenues and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of revenues	$34,778	$37,267	$(2,489)	(7)%	$65,148	$86,345	$(21,197)	(25)%
Gross profit	$30,928	$31,984	$(1,056)	(3)%	$59,825	$61,362	$(1,537)	(3)%
Gross margin	47%	46%			48%	42%

Cost of revenues for the three months ended June 30, 2023 decreased by $2.5 million, or 7%, as compared to the same period in 2022. The decrease was primarily due to a decrease in compensation costs of $2.0 million; a decrease in amortization expense of $1.6 million related to acquired intangible assets; and a decrease of $1.4 million related to the impairment of certain capitalized software assets, partially offset by an increase in overhead expenses of $1.3 million related to facilities and infrastructure support and a net increase of $1.2 million in distribution fees paid to our partners for media and promotion revenues delivered through their platforms as well as data and traffic acquisition payments for offsite media on non-owned-and-operated properties, a portion of which is now reported net with revenues.
Cost of revenues for the six months ended June 30, 2023 decreased by $21.2 million, or 25%, as compared to the same period in 2022. The decrease was primarily due to a net decrease of $11.6 million in distribution fees paid to our partners for media and promotion revenues delivered through their platforms, due to the decrease in revenues as discussed previously, as well as data and traffic acquisition payments for offsite media on non-owned-and-operated properties, a portion of which is now reported net with revenues; a decrease in compensation costs of $4.5 million; a decrease in amortization expense of $3.3 million related to acquired intangible assets; a decrease of $1.4 million related to the impairment of certain capitalized software assets; and a decrease in overhead expenses of $0.4 million related to facilities and infrastructure support.

 Gross margin for the three months ended June 30, 2023 increased to 47% from 46%, as compared to the same period in 2022. Gross margin for the six months ended June 30, 2023 increased to 48% from 42%, as compared to the same period in 2022. The increase was primarily due to lower amortization expense related to acquired intangible assets and a higher proportion of revenue recognized net of certain costs.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Sales and marketing	$22,326	$21,459	$867	4%	$40,289	$43,395	$(3,106)	(7)%
Percent of revenues	34%	31%			32%	29%
Sales and marketing expenses consist primarily of compensation provided to our sales and marketing personnel, including salaries and benefits, sales commissions and stock-based compensation, as well as facility costs and other sales and marketing related overhead costs; marketing programs; amortization of acquired intangibles; and travel costs.
Sales and marketing expenses for the three months ended June 30, 2023 increased by $0.9 million, or 4%, as compared to the same period in 2022. The increase was primarily the result of an increase in business transformation and strategic initiatives costs of $4.1 million; and an increase of $0.5 million in promotional, advertising and other costs, partially offset by a decrease in compensation costs of $3.5 million related to lower personnel costs in connection with our expense management efforts; and a decrease in amortization and depreciation expense of $0.2 million.
Sales and marketing expenses for the six months ended June 30, 2023 decreased by $3.1 million, or 7%, as compared to the same period in 2022. The decrease was primarily the result of a decrease in compensation costs of $7.1 million related to lower personnel costs in connection with our expense management efforts; a decrease in amortization of acquired intangibles of $1.1 million; and a decrease of $0.1 million in restructuring charges, partially offset by an increase in business transformation and strategic initiatives costs of $4.6 million; and an increase of $0.6 million in promotional, advertising and other costs.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$6,632	$7,072	$(440)	(6)%	$12,066	$16,828	$(4,762)	(28)%
Percent of revenues	10%	10%			10%	11%
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
Research and development expenses for the three months ended June 30, 2023 decreased by $0.4 million, or 6%, as compared to the same period in 2022. The decrease was primarily due to a decrease in compensation of $0.7 million related to lower personnel costs in connection with our expense management efforts and a decrease in overhead expenses related to facilities and infrastructure support of $0.3 million, partially offset by an increase in capitalization of internal use software development costs of $0.6 million.

Research and development expenses for the six months ended June 30, 2023 decreased by $4.8 million, or 28%, as compared to the same period in 2022. The decrease was primarily due to a decrease in compensation of $3.0 million related to lower personnel costs in connection with our expense management efforts; a decrease due to an increase in capitalization of internal use software development costs of $1.5 million; and a decrease in overhead expenses related to facilities and infrastructure support of $0.3 million.
We have been primarily focused on the development of new features and functionality of our technology which has increased our overall capitalization of internal use software development costs. Such development includes focus on our technology development efforts relating to our U.S. Shopmium offering as well as continuing development of our Quotient Media and Promotion platform solutions.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
General and administrative	$15,414	$42,869	$(27,455)	(64)%	$36,608	$65,577	$(28,969)	(44)%
Percent of revenues	23%	62%			29%	44%
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
 General and administrative expenses for the three months ended June 30, 2023 decreased by $27.5 million, or 64%, as compared to the same period in 2022. The decrease was primarily due to a non-recurring stock-based compensation charge of $12.0 million in the second quarter of 2022 related to the stock option, RSU award and PSU award modifications for our former CEO in connection with his separation agreement; a decrease in expenses related to legal settlements of $4.5 million; a non-recurring impairment charge in the second quarter of 2022 related to certain long-lived and right-of-use assets due to the exit of occupancy of an office space of $3.9 million; a decrease in shareholder activism costs of $3.5 million; a decrease in compensation costs of $2.4 million related to lower personnel costs in connection with our expense management efforts; a decrease in restructuring costs of $1.9 million; a decrease in other administrative expenses of $1.2 million; and a decrease in professional services of $0.9 million. These decreases were partially offset by an increase in certain business transformation and strategic initiatives costs of $2.8 million.
General and administrative expenses for the six months ended June 30, 2023 decreased by $29.0 million, or 44%, as compared to the same period in 2022. The decrease was primarily due to a non-recurring stock-based compensation charge of $12.0 million in the second quarter of 2022 related to the stock option, RSU award and PSU award modifications for our former CEO in connection with his separation agreement; a non-recurring impairment charge related to certain long-lived and right-of-use assets of $10.0 million due to the exit of occupancy of office space; a decrease in shareholder activism response costs of $4.9 million; a decrease in expenses related to legal settlements of $4.1 million; a decrease in compensation costs of $1.6 million related to lower personnel costs in connection with our expense management efforts; and a decrease in other administrative expenses of $0.7 million; and a decrease in restructuring charges of $0.2 million. These decreases were partially offset by an increase in certain business transformation and strategic initiatives costs of $4.5 million

Interest Expense and Other (Expense) Income, Net

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense	$(2,854)	$(1,179)	(1,675)	142%	$(5,192)	$(2,333)	$(2,859)	123%
Other (expense) income, net	153	(417)	570	(137)%	59	(381)	440	(115)%
	$(2,701)	$(1,596)	$(1,105)	69%	$(5,133)	$(2,714)	$(2,419)	89%
 Interest expense is primarily related to the term loan facility and asset-based revolving credit facility. Interest expense for the three and six months ended June 30, 2023 increased by $1.7 million and $2.9 million, respectively, primarily due to interest payments under the term loan facility.
Other income (expense), net consists primarily of interest income on U.S. Treasury Bills held as cash equivalents and banking-related fees. The increase in other income (expense), net during the three and six months ended June 30, 2023, as compared to the same period in 2022, was due to the effect of re-measuring balances in foreign currency due to exchange rate fluctuations.
Provision for (benefit from) Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Provision for (benefit from) income taxes	$(247)	$2,346	$(2,593)	(111)%	$(701)	$2,512	$(3,213)	(128)%

The benefit from income taxes of $0.2 million and $0.7 million during the three and six months ended June 30, 2023, respectively, and a provision for income taxes of $2.3 million and $2.5 million during the three and six months ended June 30, 2022, respectively, was primarily attributable to our foreign operations, amortization of tax-deductible goodwill from prior acquisitions, and state taxes.

Liquidity and Capital Resources
We have financed our operations and capital expenditures through cash flows from operations as well as from the proceeds from the term loan facility and asset-based revolving credit facility. As of June 30, 2023, our principal source of liquidity was cash and cash equivalents of $44.9 million, which was held for working capital purposes. Our cash equivalents are comprised primarily of money market funds.
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
On November 30, 2022, we entered into the BT Financing Agreement with Blue Torch Finance LLC. The BT Financing Agreement provides for the BT Term Loan Facility in an aggregate principal amount of up to $55.0 million. We drew the entire $55.0 million aggregate commitment amount in November 2022. The proceeds of the loans made under the BT Financing Agreement are required to be used (i) to refinance the Convertible Senior Notes of the Company issued November 17, 2017 and (ii) to pay all fees, commissions and expenses related to the BT Financing Agreement. Amounts borrowed under the BT Term Loan Facility may be repaid prior to the maturity date. The BT Term Loan Facility matures and all outstanding amounts, if any, become due and payable on November 30, 2026. During the three and six months ended June 30, 2023, we paid $0.7 million and $1.4 million, respectively, in principal per the terms of the BT Financing Agreement.
On November 30, 2022, we entered into the PNC Financing Agreement with PNC Bank, N.A., a national banking association. The PNC Revolver, established pursuant to the PNC Financing Agreement, provides for available borrowings up to $50.0 million with the actual amount dependent on a “borrowing base” number consisting of the sum of various categories of eligible accounts receivables (the lesser of such number and $50.0 million, the “Line Cap”). The PNC Revolver Facility includes a letter of credit sub-facility in the aggregate availability of $5.0 million as a sublimit of the PNC Revolver Facility. Proceeds from the PNC Revolver Facility are to be used for general corporate purposes. Amounts borrowed under the PNC Revolver Facility may be repaid and, prior to the maturity date, reborrowed. The PNC Revolver Facility matures and all outstanding amounts, if any, become due and payable on September 1, 2026. During the three and six months ended June 30, 2023, we borrowed and repaid $20.0 million and $40.0 million, respectively, under the PNC Revolver Facility.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(364)	$(6,070)
Net cash used in investing activities	(9,615)	(8,161)
Net cash used in financing activities	(1,965)	(8,459)
Effect of exchange rates on cash and cash equivalents	(47)	215
Net decrease in cash and cash equivalents	$(11,991)	$(22,475)
Operating Activities
Cash from operating activities relates to our net income or loss for the period, adjusted for net non-cash income or expenses, and changes in our operating assets and liabilities.
During the six months ended June 30, 2023, net cash used in operating activities of $0.4 million reflected our net loss of $33.6 million, adjusted for net non-cash expenses of $24.7 million, and cash used as a result of changes in working capital of $8.5 million. Non-cash expenses included depreciation and amortization, stock-based compensation, amortization of debt discount and issuance costs, allowance (recovery) for credit losses, deferred income taxes, and other non-cash expenses, including amortization of right-of-use asset, amortization of deferred cost, and loss on disposal of property and equipment. The primary uses of cash from working capital items included a decrease in accounts payable and other liabilities of $13.0 million due to timing of services and payments, an increase in prepaid expenses and other assets of $6.4 million, and a decrease in accrued compensation and benefits of $5.7 million, partially offset by a decrease in accounts receivable of $29.1 million due to timing of invoicing and collections and an increase in deferred revenues of $4.5 million due to lower billings for campaigns.
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
During the six months ended June 30, 2023, net cash used in investing activities of $9.6 million reflected purchases of property and equipment, which includes capitalized software development costs, and purchases of technology-related hardware and software to support our growth.
Financing Activities
Our financing activities have consisted primarily of payments made for shares withheld to cover payroll withholding taxes and the issuance of shares of common stock upon the exercise of stock options and the vesting of RSUs.
During the six months ended June 30, 2023, net cash used in financing activities of $2.0 million reflected repayment of our line of credit draw of $40.0 million, payments made for shares withheld to cover the required payroll withholding taxes of $1.9 million in connection with vesting of equity grant awards and principal payments on term loan of $1.4 million, partially offset by proceeds from borrowing on our line of credit of $40.0 million, proceeds received from issuance of common stock under stock plans of $1.3 million
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2023.

Contractual Obligations and Commitments
Refer to Note 8 and Note 13 of our notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information. There have been no significant changes outside the ordinary course of business during the three and six months ended June 30, 2023 to our commitments and contingencies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as amended.
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
There were no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as amended.
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
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 2 of the notes to condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further information.
Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
During the three and six months ended June 30, 2023, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K, as amended, for a more complete discussion on the market risks we encounter.
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our CEO and our chief financial officer (“CFO”), after evaluating the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and are effective to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary of Risk Factors
The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. If any of the following risks were to occur, our business, financial condition, operating results, and cash flows could be materially adversely affected. As discussed above, we have entered into the Merger Agreement which sets forth the terms of the Proposed Acquisition with Neptune. If all the conditions set forth in the Merger Agreement are satisfied or waived and neither we nor Neptune elects to exercise our respective termination rights, the Merger will occur, and we will cease to be a standalone business. Rather, we in such case will be a wholly-owned subsidiary of Neptune, a privately-held entity, as of the effective time of the Merger. Accordingly, the risk factors below, excepting the risks set forth under the ”Risks Related to the Pending Acquisition with Neptune” category, should be read with the understanding that such risk factors would affect a holder of our common stock only in the event that the Merger is not consummated and we remain a standalone, publicly-traded company. The risks set forth in this Summary, as well as certain other risks, are discussed more fully under "Item 1A. Risk Factors" below.
Risks Related to the Business Combination with Neptune
•The pendency of the Proposed Business Combination could cause us to incur material costs, could materially divert management and employee attention from Company business activities, and could adversely affect our hiring and retention, our relations with customers, and our financial results.
•Completion of the Proposed Acquisition is subject to various conditions, we may not satisfy all of the required closing conditions, and we could have to pay a termination fee and reimburse Neptune for specified expenses incurred if, under certain circumstances, the Proposed Acquisition is terminated.
•While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
•The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
•Stockholder litigation could prevent or delay the closing of the Proposed Acquisition or otherwise negatively impact our business and operations.
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
Risks Related to the Pending Business Combination with Neptune
The pendency of the Proposed Business Combination could cause us to incur material costs, could materially divert management and employee attention from Company business activities, and could adversely affect our hiring and retention, our relations with customers, and our financial results.
Completion of the Merger is conditioned upon, among other things, approval by Quotient’s stockholders of the adoption of the Merger Agreement and other customary closing conditions. We are also obligated to take certain actions in connection with the closing. The costs of such activities could be material and may significantly exceed what we anticipate. We will continue to operate as a separate entity until the transaction closes, if at all, and our efforts to complete the Proposed Acquisition could cause substantial disruptions in our business, which could have an adverse effect on our financial results.
Among other things, uncertainty as to whether a transaction will be completed with Neptune may affect our ability to recruit prospective employees or to retain and motivate existing employees, who may experience uncertainty about their future roles with Neptune. Further, a substantial amount of the attention of management and employees is being and will continue to be directed toward the completion of the Proposed Acquisition, which could detract from employee productivity relating to our normal business operations.
Uncertainty as to our future could adversely affect our business relationships. For example, customers and others that deal with us could defer decisions concerning working with us, seek to change existing business relationships with us, or seek alternative relationships with third parties.
Completion of the Proposed Acquisition is subject to various conditions, we may not satisfy all of the required closing conditions, and we could have to pay a termination fee and reimburse Neptune for specified expenses incurred if, under certain circumstances, the Proposed Acquisition is terminated.
We can provide no assurance that the Proposed Acquisition will be completed or completed in the timeframe or manner currently anticipated. Completion of the Proposed Acquisition is subject to certain closing conditions as set forth in the Merger Agreement, some of which are not within our control. One of the closing conditions to the

Merger is receipt of approval of Quotient’s stockholders who hold a majority of the outstanding shares of Company common stock. If we are unable to obtain such stockholder approval or satisfy the other closing conditions to the Merger, the Company will not be able to close the Merger. Each party's obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance of the other party's covenants under the Merger Agreement, including, with respect to us, customary covenants regarding operation of our business prior to closing. Accordingly, we cannot provide assurance as to when, or if, the conditions to closing of the Merger will be satisfied or waived (as applicable).
If the Merger is not completed within the expected timeline or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, costs, expenses and fees related to the Proposed Acquisition must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees, such as legal, accounting and investment banking fees, in connection with the Proposed Acquisition, for which we will have received little or no benefit if the closing does not occur. If the Merger is not completed, we may not be able to find another buyer willing to pay an equivalent or higher price per share, in an alternative acquisition transaction, than the price offered by Neptune. In addition, we may also experience negative reactions from our stockholders, employees and other business partners.
Under certain circumstances specified in the Definitive Proxy Statement, the termination of the Merger Agreement will result in the Company having to pay Neptune $13.59 million (adjusted for reimbursements previously paid to Neptune), which payment could have a materially adverse effect on our financial results. In addition, under certain circumstances in which the Merger Agreement is terminated, Quotient will be obligated to reimburse Neptune for certain fees and expenses incurred by it in connection with or related to the authorization, preparation, investigation, negotiation, execution and performance of the Merger Agreement and the transactions contemplated by the Merger Agreement, up to a maximum amount of approximately $4.56 million.
If the Merger is not completed for any reason, holders of our common stock will not receive the per share cash price consideration for their shares in connection with the Merger. Instead, our common stock will continue to be listed and traded on the New York Stock Exchange ("NYSE") and registered under the Securities Exchange Act of 1934, as amended, and we expect that we would continue to be managed by our current management, under the direction of our Board of Directors.
While the Merger Agreement is in effect, we are subject to certain restrictions on our business activities.
Until the Merger closes or the Merger Agreement is terminated, we are subject to certain restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could adversely impact our ability to operate and could have a material adverse effect on our future results of operations or financial condition should the Merger not be completed.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
Under the Merger Agreement, the Company is subject to customary “no-shop” restrictions on its ability to solicit or negotiate any alternative acquisition proposals. In addition, upon termination of the Merger Agreement under certain circumstances, including in connection with an alternative acquisition proposal, the Company would be required to pay Neptune a termination fee of approximately $14 million. These provisions could discourage a potential competing acquirer from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the per share cash price offered by Neptune, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and other costs that may become payable in certain circumstances pursuant to the Merger Agreement.
Stockholder litigation could prevent or delay the closing of the Proposed Acquisition or otherwise negatively impact our business and operations.
The Company is subject to stockholder litigation challenging the Merger Agreement or the Proposed Acquisition. See Note 13 ("Legal Proceedings") of the notes to condensed consolidated financial statements contained in this Quarterly Report. In addition to the filed complaints, on July 24 and 25, 2023, four purported

Quotient stockholders sent demand letters (which we refer to as the "Demands") alleging similar deficiencies regarding the disclosures made in the Preliminary Proxy Statement. The Demands also allege that the Preliminary Proxy Statement omitted material information regarding potential conflicts of interest. While we believe that the allegations in the complaints and Demands are meritless, the outcome of any litigation is uncertain and any such lawsuits could cause us to incur additional costs in connection with the defense or settlement thereof, which costs could be substantial. Such litigation may adversely affect our ability to complete the Merger on the timeline we anticipate or at all, and could also have a material adverse effect on our financial condition or results of operations.
Risks Related to Our Business
We have incurred net losses since inception and we may not be able to generate sufficient revenues to achieve or subsequently maintain profitability.
We have incurred net losses of $76.5 million and $45.6 million in 2022 and 2021, respectively, and incurred net losses of $15.9 million and $33.6 million for the three and six months ended June 30, 2023. We have an accumulated deficit of $567.2 million as of June 30, 2023. We anticipate that our costs and expenses will increase in the foreseeable future as we continue to invest in:
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
In addition, we depend on retailers to comply with laws, regulations and industry standards relating to privacy and the use of consumer data. If we and our retail partners cannot timely respond to legal, regulatory and industry changes, or if retailers decide to limit or prohibit use of their data to comply with such changes, our revenue and growth would be impaired. For instance, if in response to changes in state privacy laws such as the California Consumer Privacy Act of 2018 and the amendments thereto under the California Privacy Rights Act ("the CPRA") (collectively, the " CCPA"), business partners contractually prohibit the “sale” (as defined in the CCPA) or "sharing" (as defined in the CPRA), of loyalty program data, or if retailers materially restrict our use of sales and loyalty card data in light of the CCPA, the Virginia Consumer Data Protection Act, or similar laws or regulations, our business will be negatively affected. See the risk factor below titled “Our business is subject to complex and evolving laws, regulations and industry standards, and unfavorable interpretations of, or changes in, or failure by us to comply with these laws, regulations and industry standards could substantially harm our business and results of operations” for additional information.
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
Our business is exposed to risks related to customer concentration, particularly among advertisers or their agencies, and partner concentration, particularly among retailers. The loss of or decrease in spending by any of our significant customers, or the loss of or decrease in support from any of our significant partners, or a deterioration in our relationships with any of them, could materially and adversely affect our revenues, results of operations and financial condition. As an example, the loss of a retailer, or retailer support, such as the termination of our partnership with Albertsons or retailers taking retail media in-house, negatively impacts the amount that advertisers spend on our platforms.
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
•retailers who develop and manage, with or without a third-party vendor, retail media or data products in-house, such as the Albertsons Media Collective, or The Kroger Company ("Kroger") with its wholly owned subsidiary of 84.51°; and
•companies offering digital advertising technology, inventory, data, and services solutions and channels for advertisers and retailers including: Meta Platforms, Inc.(doing business as Facebook), Alphabet, Inc. ("Alphabet"), Pinterest, Inc., Amazon.com, Inc. ("Amazon"), Adobe Inc., The Trade Desk Inc., Oracle Corporation, Criteo S.A., Microsoft Corporation, Publicis Groupe's CitrusAd, and others.
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
Because they act on behalf of our advertiser customers, advertising agencies are an area of business focus for us. Lack of support from or, negative recommendations by, advertising agencies regarding use of our offerings; or failure by advertising agencies to mention our platforms at all, could hurt our business. In addition, if an advertising agency is disappointed with our platforms on a particular campaign or generally, we risk losing the business of the advertiser or retailer for whom the campaign was run, and the business of other advertisers and retailers represented by that agency. Since many advertising agencies are affiliated with other advertising agencies in a larger corporate structure, if we fail to develop and maintain good relations with one advertising agency in such an organization, we may lose business from the affiliated advertising agencies as well.
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
Following the easing of the COVID-19 pandemic restrictions in 2021 and continuing thereafter, we have experienced higher employee attrition and an increasingly competitive market for talent. Factors such as turnover within our executive leadership ranks during 2022 and in early 2023, the significant decline in our stock price during the past several quarters, uncertainty surrounding the Proposed Acquisition, and continuing industry demand for talent in certain key areas collectively have made it challenging for us to retain talent as well as backfill vacant certain roles with qualified new hires. In addition, if changes in our business such as the transformation of our business strategy and business model and the related operational changes in various areas of our business, cause us to continue to experience a higher-than-anticipated attrition in certain key areas of our business or if we are unable to hire and ramp up new talent quickly enough to materially meet operational needs, particularly in key product areas such as consumer and key functional areas such as engineering and sales, our results of operations could be negatively impacted.
We may be limited in our ability to recruit global talent by U.S. immigration laws, including those related to H1-B visas. The demand for H1-B visas to fill highly-skilled technology and computer science jobs is greater than the number of H1-B visas available each year. To the extent that the immigration-related regulatory environment, including H1-B visa availability, hampers our ability to recruit, hire and retain qualified skilled personnel, our business, operating results and financial condition could be adversely impacted.
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
The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws. New and more stringent privacy legislation in the United States, could increase our potential liability and adversely affect our business, results of operations, and financial condition. For example, the Virginia Consumer Data Protection Act went into effect on January 1, 2023 and affords consumers similar rights to the CCPA, along with additional rights such as the right to opt out of Processing for profiling and targeted advertising purposes. Additionally, Colorado and Connecticut have passed comprehensive privacy legislation that went into effect later in July 2023. Utah has similar legislation that will go into effect later in 2023, there are many additional states with laws that have been enacted and will go into effect in 2024 or later, and many other states are considering their own privacy legislation. Compliance with any newly enacted privacy and data security laws or regulations may be challenging, costly and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. Additional legislative initiatives in other states, to the extent that they become privacy and data security laws or regulations in such states, may have potentially conflicting requirements that would make compliance challenging. Some countries also are considering, or have passed legislation requiring, local storage and Processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.
Equally, there is a heightened regulatory focus on the use of sensitive data in advertising and new laws are also emerging that also reflect this view, such as the Washington My Health My Data Act. Changes brought about in this space may give rise to new compliance obligations and challenges to delivering our services, which could increase the cost and complexity of operating our products and services and other aspects of our business.
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
We expect that there will continue to be new Data Protection Laws and Data Protection Obligations, and we cannot yet determine the impact such future Data Protection Laws and Data Protection Obligations may have on our business. Any significant change to Data Protection Laws and Data Protection Obligations, including without limitation the manner in which the express or implied consent of customers for Processing is obtained, could increase our costs and require us to modify our operations, possibly in a material manner, which we may be unable to complete and which may limit our ability to store and Process data and operate our business. In particular, it should be noted that the AdTech industry has in the last few years received increased scrutiny from consumers, media outlets, regulators and lawmakers. This has been demonstrated by the €250,000 fine imposed on the Interactive Advertising Bureau Europe by the Belgian Data Protection Authority in February 2022, following an investigation into its Transparency and Consent Framework (“TCF”)--a framework adopted widely for the collection/

management of consent to the use of cookies for targeted advertising in the EU. This decision will require us to reassess our reliance on the TCF.
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
European Data Protection Laws including the EU GDPR generally also prohibit the transfer of personal data from Europe to the United States and other countries ("third countries") that are not recognized as having "adequate" Data Protection Laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from Europe has historically been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union, in the “Schrems II” ruling in 2020, invalidated the EU-U.S. Privacy Shield framework for purposes of international transfers. The Swiss Federal Data Protection and Information Commissioner also opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. On October 7, 2022, the U.S. President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework ("DPF"), which will act as a successor to the invalidated Privacy Shield. On July 10, 2023, the European Commission adopted an adequacy decision to reflect its view that the new Executive Order and DPF are able to meet the concerns raised in Schrems II. The US Department of Commerce has announced that companies will also immediately be able to self-certify to the UK and Swiss extensions of the DPF, but that the UK component will not be live until the finalization of the separate and ongoing UK-U.S. adequacy process.
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
Further to Schrems II, the European Commission adopted new EU SCCs in June 2021 which impose onerous obligations on the contracting parties and become mandatory from December 27, 2022 for all transfers made in reliance on SCCs (i.e., future and existing SCCs). As such, any transfers by us or our vendors of personal data from Europe may not comply with European Data Protection Law; may increase our exposure to the EU GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; and may reduce demand from companies subject to European Data Protection Laws. Moreover, where we rely on SCCs, we must in certain cases now evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. This evaluation will, in particular, include an assessment as to whether the types of personal data transferred pursuant to SCCs may be subject to government surveillance in the data importer’s country, and an assessment as to whether the data importer can meet its contractual obligations under the SCCs. However, entities relying on SCCs are now able to rely on the analysis in the EC's adequacy decision described above as support for their transfer impact assessments when transferring personal data to the US.
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
Further, following the UK's exit from the EU ("Brexit"), the EU GDPR’s Data Protection Obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” (i.e., the EU GDPR as it continues to form part of law in England and Wales by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (EU Exit) Regulations)). The UK GDPR exists alongside the UK Data Protection Act 2018 that implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR, and as such may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK

Government has published its own form of EU SCCs known as the UK International Data Transfer Agreement (IDTA) together with an International Data Transfer Addendum (UK Addendum) to the new EU SCCs. The UK Information Commissioner’s Office (ICO) has also published its version of the transfer impact assessment and international guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the U.K. and the U.S., as stated above, there is an ongoing UK-US adequacy process which, once finalized, will extend the DPF to apply also to transfers from the UK.
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
In the United States, Data Protection Laws include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the CCPA and other similar state comprehensive privacy laws, and other state and federal laws relating to privacy and data security. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and selling/sharing practices, allows consumers to opt out of the sale and sharing of personal information with third parties, and provides a private right of action and statutory damages for data breaches. The CCPA, including its amendments under the CPRA, may increase our compliance costs and potential liability. Additionally, the Virginia Consumer Data Protection Act went into effect on January 1, 2023, and affords consumers similar rights to the CCPA, along with additional rights, such as the right to opt-out of processing for profiling and targeted advertising purposes. Further, Colorado and Connecticut have passed comprehensive privacy legislation, that went into effect in July 2023. Utah has similar legislation that will go into effect in 2023, there are many additional states with laws that have been enacted and will go into effect in 2024 or later, and many other states are considering their own privacy legislation. Additionally, in August 2022, the Federal Trade Commission ("FTC") announced that it is exploring rules to limit commercial surveillance that it views harmful, along with potential for additional information security regulations. New privacy laws and regulations could create the potential for a patchwork of overlapping but different privacy obligations and more stringent United States privacy requirements, which in turn could increase our potential liability and adversely affect our business, results of operations, and financial condition. Compliance with the increasing number of newly enacted privacy and data security laws and regulations may be challenging, costly and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements. Additional legislative initiatives, to the extent that they become privacy and data security laws or regulations in various states, may have potentially conflicting requirements that would make compliance challenging. Some countries also are considering or have passed legislation requiring local storage and Processing of data, or similar requirements, which could increase the cost and complexity of providing our products and services and other aspects of our business.
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
We are subject to the reporting requirements of the Exchange Act, Sarbanes-Oxley ("SOX"), and the rules and regulations of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.
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
We also use small text files (referred to as "cookies"), placed through an Internet browser on a consumer's machine which corresponds to a data set that we keep on our servers, to gather important data to help deliver our solutions. Certain of our cookies, including those that we predominantly use in delivering our solutions through Internet browsers, are known as "third-party" cookies because they are delivered by third parties rather than by us. Our cookies collect information, such as when a consumer views an advertisement, clicks on an advertisement or visits one of our advertisers' websites. In some countries, including countries in the European Economic Area, certain states within the United States, such as California and Virginia, and also subject to certain regulatory oversight and topic-specific United States laws, this information may be considered personal information under applicable Data Protection Laws. When a consumer interacts with our solutions on a mobile device, we may also obtain location-based information about the user's device through our cookies or other tracking technologies. We use these technologies to achieve our customers' campaign goals, to ensure that the same consumer does not unintentionally see the same media too frequently, to report aggregate information to our customers regarding the performance of their digital promotions and marketing campaigns, and to detect and prevent fraudulent activity throughout our network. We also use data from cookies to help us decide whether and how much to bid on an opportunity to place an advertisement in a certain Internet location and at a given time in front of a particular consumer. A lack of data associated with or obtained from third-party cookies may detract from our ability to make decisions about which inventory to purchase for a customer's campaign, and thereby may adversely affect the effectiveness of our solution and harm our business.
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

On April 13, 2022, Engaged Capital Flagship Master Fund, LP, together with certain affiliates (collectively “Engaged”), filed a preliminary proxy statement seeking to solicit proxies in favor of the election of two director candidates to our board of directors at our 2022 annual meeting of stockholders ("2022 Annual Meeting"). Engaged also made public statements critical of our board of directors, management and operations. On May 16, 2022, the Company and Engaged entered into a Cooperation Agreement, which expired by its terms on March 1, 2023. During the first half of 2023, Engaged sought additional changes with respect to the Company's governance, and, following a period of negotiation, the Company and Engaged as of June 5, 2023 entered into another Cooperation Agreement that, among other things, will significantly alter the composition of our board of directors. The amounts of time, attention and resources that were required of our company and its board and executive leadership to address Engaged-related matters, including navigating potential proxy contests with Engaged and the settlement with Engaged, were substantial, and the residual impact of this diversion of the Company's resources and leadership away from operational matters on the Company's business and financial performance is uncertain.

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
Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We have approximately 99,112,165 shares of common stock outstanding as of June 30, 2023, assuming no exercise of our outstanding options or vesting of our outstanding RSUs.
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
Our executive officers, directors and owners of 5% or more of our outstanding common stock together beneficially own approximately 32% of our outstanding common stock, based on the number of shares outstanding as of June 30, 2023. These stockholders therefore have significant influence over management and affairs, and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. This ownership could affect the value of a stockholder's shares of common stock.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.         Defaults Upon Senior Securities.
None.

Item 4.         Mine Safety Disclosures.
Not applicable.

Item 5.         Other Information.
During the three months ended June 30, 2023, none of the Company's directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6.         Exhibits.

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated June 20, 2023, by and among CB Neptune Holdings, LLC, NRS Merger Sub Inc., and Quotient Technology, Inc.	8-K	001-36331	2.1	6/20/2023
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended effective October 20, 2015.	10-K	001-36331	3.1	3/11/2016
3.2	Certificate of Designation of the Series A Junior Participating Preferred Stock of the Registrant, dated November 12, 2021.	8-A	001-36331	3.1	11/12/2021
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, effective June 29, 2022	8-K	001-36331	3.1	6/30/2022
3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Registrant	8-K	001-36331	3.1	1/3/2023
4.1	Amended and Restated Bylaws of the Registrant.	10-Q	001-36331	3.4	8/9/2022
4.2	Form of Registrant’s Common Stock Certificate.	S-1/A	333-193692	4.1	2/25/2014
10.1†	Quotient Technology Inc. Non-Employee Director Deferral Program					X
10.2	Cooperation Agreement, by and between Quotient Technology, Inc., Engaged Capital, LLC and certain of its affiliates, dated June 5, 2023	8-K	001-36331	10.1	6/6/2023
10.3	Form of Voting Agreement, dated June 20, 2023, among CB Neptune Holdings, LLC, NRS Merger Sub Inc., Quotient Technology Inc. and certain stockholders of Quotient Technology Inc.	8-K	001-36331	10.1	6/20/2023
10.4	Engaged Capital Voting Agreement, dated June 20, 2023, among CB Neptune Holdings, LLC, NRS Merger Sub Inc., Quotient Technology Inc. and Engaged Capital, LLC and certain of its affiliates	8-K	001-36331	10.2	6/20/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Quotient under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTIENT TECHNOLOGY INC.

Dated: August 8, 2023	By:	/s/ Matt Krepsik
Matt Krepsik
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2023	By:	/s/ Yuneeb Khan
Yuneeb Khan
Chief Operating Officer and Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)